Form 10-Q
period 1996-07-31
CATALYST SEMICONDUCTOR INC
filed 1996-09-16
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from      to              .
                                     ----    -------------

                         COMMISSION FILE NUMBER 0-21488


                          CATALYST SEMICONDUCTOR, INC.
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               77-0083129
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                1250 Borregas Avenue, Sunnyvale, California 94089
                                 (408) 542-1000
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of July 27, 1996 was 7,902,797

                          CATALYST SEMICONDUCTOR, INC.

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets at July 31, 1996 and April 30, 1996......................  Page 3

         Condensed Consolidated Statements of Operations for the three months ended
           July 31, 1996 and June 30, 1995..............................................................  Page 4

         Condensed Consolidated Statements of Cash Flows for the three months ended
           July 31, 1996 and June 30, 1995..............................................................  Page 5

         Notes to Unaudited Condensed Consolidated Financial Statements.................................  Page 6

Item 2   Management's Discussion and Analysis of Results of Operations and Financial Condition..........  Page 7-10

                           PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...............................................................  Page 10

Signatures..............................................................................................  Page 11

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except par value data, unaudited)



                                                             July 31,   April 30,
                                                               1996        1996
                                                             -------    ---------
     ASSETS

Current assets:
   Cash and cash equivalents ...........................     $ 2,737     $ 2,966
   Restricted cash .....................................       5,250       5,250
   Accounts receivable, net ............................      11,561      10,470
   Inventories .........................................      16,166      16,193
   Other assets ........................................       1,407       1,346
                                                             -------     -------
       Total current assets ............................      37,121      36,225
Property and equipment, net ............................       3,539       3,050
                                                             -------     -------
                                                             $40,660     $39,275
                                                             =======     =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit ......................................     $ 2,430     $   130
   Accounts payable ....................................      15,450      17,310
   Accrued expenses ....................................       1,740       2,132
   Deferred gross profit on shipments to distributors ..       1,152       1,109
   Current portion of capital lease obligations ........         418         513
                                                             -------     -------
       Total current liabilities .......................      21,190      21,194
Long-term portion of capital lease obligations
  and other long-term liabilities ......................         450         571
                                                             -------     -------
       Total liabilities ...............................      21,640      21,765

Total stockholders' equity .............................      19,020      17,510
                                                             -------     -------
                                                             $40,660     $39,275
                                                             =======     =======

   See accompanying notes to the condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data, unaudited)


                                                          Three Months Ended
                                                    ------------------------------
                                                    July 31, 1996    June 30, 1995
                                                    -------------    -------------
Net revenues ..................................        $ 15,832        $ 13,942

Cost of revenues ..............................          11,121           9,629
                                                       --------        --------
Gross profit ..................................           4,711           4,313

Research and development ......................           1,273           1,109
Selling, general and administrative ...........           2,261           2,331
                                                       --------        --------
Income from operations ........................           1,177             873

Interest income (expense), net ................              28            (128)
                                                       --------        --------
Income before income taxes ....................           1,205             745

Income tax provision ..........................              46              11
                                                       --------        --------
Net income ....................................        $  1,159        $    734
                                                       ========        ========
Net income per share ..........................        $   0.13        $   0.10
                                                       ========        ========
Shares used in per share calculation ..........           8,881           7,661
                                                       ========        ========

   See accompanying notes to the condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                     Three Months Ended
                                                                ---------------------------
                                                                July 31, 1996 June 30, 1995
                                                                ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................     $ 1,159      $   734
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
      Depreciation and amortization ..........................         436          440
      Changes in assets and liabilities:
       Accounts receivable ...................................      (1,091)      (1,161)
       Inventories ...........................................          27         (924)
       Other assets ..........................................         (61)         150
       Accounts payable ......................................      (1,860)       1,842
       Accrued expenses ......................................        (392)        (372)
       Deferred gross profit on shipments to distributors ....          43          185
                                                                   -------      -------
         Net cash provided by (used in) operating activities .      (1,739)         894
                                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments ..........................        --            909
   Cash used for the acquisition of equipment ................        (925)        (211)
   Proceeds from the disposal of equipment ...................        --            278
                                                                   -------      -------
         Cash provided by (used in) investing activities .....        (925)         976
                                                                   -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock transactions, net ............................         351          121
   Net proceeds from (payment of) line of credit .............       2,300       (2,286)
   Payment of capital lease obligations ......................        (216)        (489)
                                                                   -------      -------
         Cash provided by (used in) financing activities .....       2,435       (2,654)
                                                                   -------      -------
Net increase (decrease) in cash and cash equivalents .........        (229)        (784)
Cash  and cash equivalents at beginning of the period ........       2,966        5,246
                                                                   -------      -------
Cash and cash equivalents at end of the period ...............     $ 2,737      $ 4,462
                                                                   =======      =======

   See accompanying notes to the condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1996 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996. The results of operations for the three month period ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NET INCOME PER SHARE

Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period presented. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options (using the treasury stock method).


NOTE 3 - CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):

                                                           July 31,     April 30,
                                                             1996          1996
                                                           --------      --------
Inventories:
   Raw materials .....................................     $  6,403      $  8,093
   Work-in-process ...................................        2,653         2,371
   Finished goods ....................................        7,110         5,729
                                                           --------      --------
                                                           $ 16,166      $ 16,193
                                                           ========      ========
Property and equipment:
   Engineering and test equipment ....................     $  9,056      $  9,037
   Computer hardware and software ....................        3,449         3,297
   Furniture and office equipment ....................        1,276           612
                                                           --------      --------
                                                             13,781        12,946
   Less: accumulated depreciation and amortization ...      (10,242)       (9,896)
                                                           --------      --------
                                                           $  3,539      $  3,050
                                                           ========      ========

                          CATALYST SEMICONDUCTOR, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto included in this report. In addition, the Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in "Certain Factors that May Affect the Company's Future Results" as set forth below in this Item 2, as well as other factors, in the past have affected and in the future could affect the Company's actual results, and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

RESULTS OF OPERATIONS

         In February 1996, the Company changed its fiscal year end from the Saturday closest to March 31 to the Sunday closest to April 30. This report compares the three months ended July 31, 1996, to the three months ended June 30, 1995.

         Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. The Company generally does not recognize revenues on such sales until the distributor resells the Company's products. Total revenues increased by 14% to $15.8 million for the quarter ended July 31, 1996 from $13.9 million for the quarter ended June 30, 1995. The increase was primarily attributable to increased revenue from Flash memory devices which generated $7.1 million for the quarter ended July 31, 1996 as compared to $4.9 million for the quarter ended June 30, 1995. The increase in Flash revenues was primarily attributable to higher unit volumes, including revenues of $0.8 million from sales to the Company's foundry partner OKI. The Company has experienced a decrease in demand for its products due primarily to industry-wide capacity increases and shorter leadtimes on orders. This reduction in backlog has limited the Company's ability to anticipate future demand. A continued decline in demand for the Company's products could have a material adverse affect on the Company's operating results.

         Gross Profit. Gross profit increased by 11% to $4.8 million, or 30% of revenues, for the quarter ended July 31, 1996 from $4.3 million, or 31% of revenues, for the quarter ended June 30, 1995. Gross profit was higher primarily due to increased revenue levels. If Flash inventory costs had not been written down in the quarter ended March 31, 1994, then the gross profit for the quarter ended June 30, 1995 would have been $2.2 million lower. Excluding the effect of the fiscal 1994 inventory write down, gross profit for the quarter ended July 31, 1996 was higher primarily due to higher revenue levels and higher margins on its Flash memory devices due to manufacturing on a lower cost, 0.7 micron process.

         Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased by 15% to $1.3 million for the quarter ended July 31, 1996 from $1.1 million for the quarter ended June 30, 1995. As a percentage of revenues, R&D expenses were 8% of revenues for both quarters reported. The primary reasons for the increase in absolute dollars spent were increased personnel costs, as well as higher material costs for wafers being evaluated for new products and new versions of current products. It is likely that these expenses will continue to rise significantly in absolute dollars in future quarters due to the Company's plans for expanding its Flash memory product line.

        Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and directors and officers (D&O) insurance. SG&A expenses were $2.3 million for both quarters reported. As a percentage of revenues, SG&A expenses decreased to 15% for the quarter ended July 31, 1996 from 17% for the quarter ended June 30, 1995. This decrease is attributable primarily to absolute spending changing at a rate lower than the revenue increase. This trend in decreasing SG&A expenses as a percentage of revenues is unlikely to continue in the future as the Company is planning to significantly increase its sales and marketing staff. In addition, the Company recently moved its principle facility to a larger facility in Sunnyvale, California. Certain non-recurring and recurring costs (primarily rent and amortization of leasehold improvements) related to the move will be expensed beginning in the quarter ending October 31, 1996.

         Net Interest Expense. Net interest income was $28,000 for the quarter ended July 31, 1996, as compared to net interest expense of $128,000 for the quarter ended June 30, 1995. The change was primarily attributable to a decreased average outstanding balance on the Company's bank line of credit.

         Income Tax Provision. The income tax provision is due primarily to alternative minimum taxes on U.S. and state taxable income and foreign income taxes.

                          CATALYST SEMICONDUCTOR, INC.

         As of April 30, 1996 the Company had available net operating loss carryforwards of approximately $18.0 million and credit carryforwards of approximately $1.0 million for federal tax purposes, expiring from 2001 to 2008. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.


LIQUIDITY AND CAPITAL RESOURCES

         Total cash of $8.0 million (including $5.3 million of restricted cash) decreased $0.2 million from April 30, 1996 to July 31, 1996. The decrease was primarily attributable to net cash used by operating activities and for the acquisition of equipment, offset in part by borrowings against the Company's bank line of credit. As of July 31, 1996, $5.3 million of the cash was pledged as security on letters of credit required by certain of the Company's wafer foundries. Net cash used by operating activities totaled $1.8 million for the quarter ended July 31, 1996. This net use of cash is primarily attributable to an increase in accounts receivable and decrease in accounts payable, offset in part by net income.

         The Company believes that current cash balances, together with cash generated from operations and borrowings available under the Company's bank line of credit and from equipment financing, will be sufficient to fund capital and working capital needs through the quarter ending October 31, 1996. Thereafter, the Company may require additional equity or debt financing to address its working capital needs, to provide funding for capital expenditures or to fund increases to restricted cash requirements. There can be no assurances, however, that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

         The Company desires to take advantage of certain provisions of the Private Securities Litiagation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions shareholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal quarter ending October 31, 1996, for the fiscal year ending April 30, 1997, and future fiscal quarters and years to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

         The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

         Fluctuations in Operating Results. Although the Company was profitable in fiscal years 1996 and 1995, operating results benefited from high gross margins achieved on sales of inventories of older generation Flash products, for which the costs had previously been charged off and the recognition of revenue previously deferred as a result of distributors who agreed to amend their agreements with the Company. The Company will not receive any further material benefit from sales of charged off inventory and there can be no assurances that the Company will be able to sustain profitability in future periods. The Company's operating results have historically been and will continue to be subject to fluctuation and may be adversely affected in future quarters due to factors such as timing and market acceptance of new products introduced by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally, increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders for the Company's products, fluctuations in manufacturing yields, wafer price increases under wafer supply agreements due to foreign currency fluctuations, changes in product mix and general economic conditions.

         Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economical down turns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, semiconductor market conditions are currently relatively poor as evidenced by the inductry book-to-bill ratio being less than one-to-one. This business environment is characterized by short lead-times and therefore decreased ability to anticipate demand. If poor general market conditions persist, the Company's operating results could be adversely affected.

         Future Capital Needs. The Company has had limited cash resources in recent periods and operating activities have consumed significant amounts of cash. The Company believes that substantial investments in research and development and sales and marketing expenses are essential to revenue growth and to maintain and enhance the Company's competitive position. There can be no assurance that the Company will be able to generate sufficient cash from operations or other

                          CATALYST SEMICONDUCTOR, INC.

sources to fund these investments. Moreover, there can be no assurance that such expenditures will result in successful product introductions or increased revenues. Although certain expenses can be managed or controlled on a short term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, to the extent the Company suffers adverse effects to its revenues or margins because of delays in new product introductions, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally or other competitive factors, the Company may be unable to take actions in the short term to substantially reduce expenses.

         Inventory. The cyclical nature of the semiconductor industry periodically results in shortages and over-supply of wafer fabrication capacity such as the Company experiences from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected, as was the case during the last half of fiscal 1994, during which period the Company took siginificant charges largely to reflect a decline in the market value of inventory.

         Flash Memory Market. The market for Flash memory products has been characterized by long production cycles, inconsistent yields, competing technologies and intense overall competition. The Company's fiscal 1995 operating results were adversely affected by lack of market acceptance of its Flash memory products particularly when Intel, the dominant supplier in the Flash market, significantly increased Flash production volume in the second half of fiscal 1994. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the renewed market acceptance for its Flash memory products as evidenced by increased revenues from those products in fiscal 1996 and the quarter ended July 31, 1996. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1995 and 1994 operating results and could further adversely affect the Company's future operating results.

         Competition. The semiconductor industry is intensely competitive and characterized by severe price competion, price erosion, rapid technological change, product obsolescence and patent litigation. The Company competes with major domestic and international semiconductor companies, most of whom have substantially greater financial, technical, marketing and distribution resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

         Dependence on Independent Foreign Manufacturers; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products. The Company principally utilizes facilities of OKI in Japan, and is transitioning manufacturing of certain products to United Microelectronics Corporation (UMC) in Taiwan, to fabricate and test the Company's wafers, and subcontractors in South East Asia to assemble finished integrated circuits. To date, a majority of these wafers and all of the Company's Flash wafers have been manufactured by OKI. The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors, and as is typical in the semiconductor industry the Company's outside wafer foundries from time to time have experienced lower than anticipated production yields. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company has publicly announced that it has experienced production transition delays which adversely affected operating results in the third quarter of fiscal year 1994 and also adversely affected operating results in fiscal year 1994. There can be no assurance that the Company will not experience such problems in the future. The loss of OKI as a supplier, the inability to integrate UMC as a supplier on a timely basis, any prolonged inability to obtain adequate yields or deliveries from OKI or other subcontractor manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure supplies and services from these foreign subcontractor manufacturers on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. The Company has a wafer purchase agreement with OKI under which the price of wafers is based upon the exchange rate between the US dollar and Japanese Yen. As a result, exchange rate fluctuations will cause the Company's cost per die to fluctuate in the future and gross profit could be adversely affected. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors.

                          CATALYST SEMICONDUCTOR, INC.

         International Operations. In fiscal 1996, 1995 and 1994, international sales accounted for 60%, 61% and 53%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company also expects to continue to subcontract its manufacturing activity to foreign companies as noted above. The Company's international operations may be adversely affected by a variety of factors including fluctuations in exchange rates, imposition of government controls, political and economic instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payments cycles. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

         New Product Development and Technological Change. The markets for the Company's products are characterized by rapidly changing technology and product obsolescence, and the timely introduction of new products is a key factor in the success of the Company's business. In particular, the Company's future success will depend on its ability to develop and implement new design and process technologies which enable the Company to achieve higher product densities. For example, most of the Company's products are currently designed and manufactured using a 1.0 micron CMOS EEPROM process or a 0.7 micron Flash memory process. There can be no assurance that the Company will be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. The Company currently has such major transitions in process. These transitions are to change certain EEPROM products from 1.0 micron to 0.8 micron designs, certain Flash memory products from 0.7 micron to 0.6 micron designs at OKI and the development of new Flash memory products on 0.5 micron designs at UMC. Delays in developing new products or achieving volume production of new products, or the lack of commercial acceptance of new products introduced by the Company, could have a material adverse effect on the Company's business and operating results.

         Risk of Intellectual Property Litigation. In the semiconductor industry it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. There can be no assurance that the Company will not receive any such notification or that proceedings alleging infringement of intellectual property rights will not be commenced against the Company in the future. In such event, there can be no assurances that the Company could obtain any required licenses of third party intellectual property rights or could obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require the Company to cease production of its products until the Company develops a non-infringing design or process. Moreover, the cost of litigation of any such claim or damages resulting therefrom could be substantial and could materially and adversely affect the Company's business, financial condition and results of operations.

         Takeover Resistive Measures. The ability of the Company's Board of Directors to issue unauthorized preferred stock without further approval of the stockholders could have the effect of delaying or preventing a change in control of the Company.

         Volatility of Stock Price. The Company's stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for the Company's Common Stock.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits 27 Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended July 31, 1996.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date: September 13, 1996             By: /s/C. Michael Powell
      ------------------                 ---------------------------------------
                                         C. Michael Powell
                                         Chairman of the Board of Directors,
                                           President, Chief Executive Officer
                                           and Chief Financial Officer


Date: September 13, 1996             By: /s/Daryl E. Stemm
      ------------------                 ---------------------------------------
                                         Daryl E. Stemm
                                         Director of Finance and Administration
                                           and Chief Accounting Officer