Form 10-Q
period 1996-10-31
CATALYST SEMICONDUCTOR INC
filed 1996-12-16
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended October 31, 1996  or

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from                   to              .
                                        ----------------     -------------


                         COMMISSION FILE NUMBER 0-21488


                          CATALYST SEMICONDUCTOR, INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                    77-0083129
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


















Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of October 26, 1996 was 7,922,098

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements
         Unaudited Condensed Consolidated Balance Sheets
           at October 31, 1996 and April 30, 1996 .........................................................  Page 3

         Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended October 31, 1996 and September 30, 1995 ..................................................  Page 4

         Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended October 31, 1996 and September 30, 1995 ..................................................  Page 5

         Notes to Unaudited Condensed Consolidated Financial Statements ...................................  Page 6

Item 2   Management's Discussion and Analysis of Results of Operations and Financial Condition ............  Page 7-10


                           PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders ..............................................  Page 11

Item 6   Exhibits and Reports on Form 8-K .................................................................  Page 11

Signatures ................................................................................................  Page 12

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)



                                                                                     October 31,  April 30,
                                                                                        1996        1996
                                                                                        ----        ----
     ASSETS
Current assets:
   Cash and cash equivalents ......................................................   $ 4,116     $ 2,966
   Restricted cash ................................................................     5,250       5,250
   Accounts receivable, net .......................................................     9,277      10,470
   Inventories ....................................................................    16,067      16,193
   Other assets ...................................................................     1,061       1,346
                                                                                      -------     -------
       Total current assets .......................................................    35,771      36,225
Property and equipment, net .......................................................     4,075       3,050
                                                                                      -------     -------
                                                                                      $39,846     $39,275
                                                                                      =======     =======
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit .................................................................   $ 4,880     $   130
   Accounts payable ...............................................................    14,484      17,310
   Accrued expenses ...............................................................     2,026       2,132
   Deferred gross profit on shipments to distributors .............................       440       1,109
   Current portion of debt and capital lease obligations ..........................       492         513
                                                                                      -------     -------
       Total current liabilities ..................................................    22,322      21,194
Long-term portion of debt and capital lease obligations ...........................       887         571
                                                                                      -------     -------
       Total liabilities ..........................................................    23,209      21,765

Total stockholders' equity ........................................................    16,637      17,510
                                                                                      -------     -------
                                                                                      $39,846     $39,275
                                                                                      =======     =======

         See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                            Three Months Ended               Six Months Ended
                                                     Oct. 31, 1996   Sept. 30, 1995  Oct. 31, 1996    Sept. 30, 1995
                                                     -------------   --------------  -------------    --------------
Net revenues ....................................        $12,078        $14,702         $27,910         $28,644

Cost of revenues ................................         10,138         10,472          21,259          20,101
                                                         -------        -------         -------         -------
Gross profit ....................................          1,940          4,230           6,651           8,543

Research and development ........................          1,717            990           2,990           2,099
Selling, general and administrative .............         2,684           2,385           4,945           4,717
                                                         -------        -------         -------         -------
Income (loss) from operations ...................        (2,461)            855          (1,284)          1,727

Interest income (expense), net ..................             5             (36)             33            (164)
                                                         -------        -------         -------         -------
Income (loss) before income taxes ...............        (2,456)            819          (1,251)          1,563

Income tax provision ............................            32               6              78              17
                                                         -------        -------         -------         -------
Net income (loss) ...............................        $2,488)        $   813         $(1,329)        $ 1,546
                                                         =======        =======         =======         =======

Net income (loss) per share .....................        $(0.31)        $  0.10         $ (0.17)        $  0.20
                                                         =======        =======         =======         =======
Shares used in per share calculation ............         7,909           8,164           7,883           7,913
                                                         =======        =======         =======         =======

         See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             Six Months Ended
                                                                                    Oct. 31, 1996        Sept. 30, 1995
                                                                                    -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................................       $(1,329)              $ 1,546
   Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
   Depreciation and amortization ...............................................           867                   850
      Changes in assets and liabilities:
       Accounts receivable .....................................................         1,193                (3,157)
       Inventories .............................................................           126                   168
       Other assets ............................................................           285                  (223)
       Accounts payable ........................................................        (2,826)                2,949
       Accrued expenses ........................................................          (106)               (2,215)
       Deferred gross profit on shipments to distributors ......................          (669)                  678
                                                                                       -------               -------
         Net cash provided by (used in) operating activities ...................        (2,459)                  596
                                                                                       -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments ............................................          --                     909
   Cash used for the acquisition of equipment ..................................        (1,892)                 (400)
   Proceeds from the disposal of equipment .....................................          --                     613
                                                                                       -------               -------
         Cash provided by (used in) investing activities .......................        (1,892)                1,122
                                                                                       -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock transactions, net ..............................................           456                   572
   Net proceeds from (payment of) line of credit ...............................         4,750                (2,981)
   Proceeds from issuance of long-term debt ....................................           617                  --
   Payment of long-term debt and  capital lease obligations ....................          (322)                 (666)
                                                                                       -------               -------
         Cash provided by (used in) financing activities .......................         5,501                (3,075)
                                                                                       -------               -------

Net increase (decrease) in cash and cash equivalents ...........................         1,150                (1,357)
Cash  and cash equivalents at beginning of the period ..........................         2,966                 5,246
                                                                                       -------               -------

Cash and cash equivalents at end of the period .................................       $ 4,116               $ 3,889
                                                                                       =======               =======

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1996 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996. The results of operations for the six month period ended October 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NET INCOME (LOSS) PER SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period presented. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options (using the treasury stock method). Common Stock equivalents were excluded from the net income (loss) per share calculations for the three and six month periods ended October 31, 1996 as their effect is anti-dilutive.


NOTE 3 - CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):

                                                                   Oct. 31,         April 30,
                                                                     1996             1996
                                                                     ----             ----
      Inventories:
         Raw materials ........................................    $  4,760         $   8,093
         Work-in-process ......................................       1,329             2,371
         Finished goods .......................................       9,978             5,729
                                                                   --------         ---------
                                                                   $ 16,067         $  16,193
                                                                   ========         =========
      Property and equipment:
         Engineering and test equipment .......................    $  9,508         $   9,037
         Computer hardware and software .......................       3,723             3,297
         Furniture and office equipment .......................         981               612
                                                                   --------         ---------
                                                                     14,212            12,946
         Less: accumulated depreciation and amortization            (10,137)           (9,896)
                                                                   --------         ---------
                                                                   $  4,075         $   3,050
                                                                   ========         =========

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

RESULTS OF OPERATIONS

   In February 1996, the Company changed its fiscal year end from the Saturday closest to March 31 to the Sunday closest to April 30. This report compares the three and six month periods ended October 31, 1996, to the three and six month periods ended September 30, 1995.

   Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. The Company generally does not recognize revenues on such sales until the distributor resells the Company's products. Total revenues decreased by 18% to $12.1 million for the quarter ended October 31, 1996 from $14.7 million for the quarter ended September 30, 1995. For the six months ended October 31, 1996, total revenues decreased 3% to $27.9 million from $28.6 million for the six months ended September 30, 1995. The decreases were primarily attributable to price erosion caused by adverse industry-wide conditions. Although all product lines experienced price erosion, the Flash memory product line had the largest decrease-approximately 20% during the quarter ended October 31, 1996. The Company has experienced a decrease in backlog for its products due primarily to industry-wide capacity increases and shorter leadtimes on orders. This reduction in backlog has limited the Company's ability to anticipate future demand. A continuation of weak demand for the Company's products could lead to continued poor operating results.

   Gross Profit. Gross profit decreased by 54% to $1.9 million, or 16% of revenues, for the quarter ended October 31, 1996 from $4.2 million, or 29% of revenues, for the quarter ended September 30, 1995. For the six months ended October 31, 1996, gross profit decreased by 22% to $6.7 million, or 24% of revenues, from $8.5 million, or 30% or revenues, for the six months ended September 30, 1995. The decreases were primarily attributable to price erosion caused by adverse industry-wide conditions. Lower cost versions of the Company's Flash products, produced on 0.6 micron processes, are expected to be completed in the April 1997 quarter and reductions in product cost are expected in the July 1997 quarter, when those products begin shipping to customers.

   Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased by 73% to $1.7 million, or 14% of revenues, for the quarter ended October 31, 1996 from $1.0 million, or 7% of revenues, for the quarter ended September 30, 1995. For the six months ended October 31, 1996, R&D expenses increased by 42% to $3.0 million, or 11% of revenues, from $2.1 million, or 7% of revenues, for the six months ended September 30, 1995. The primary reasons for the increase in absolute dollars spent were increased personnel costs and higher material costs for wafers being evaluated for new products and new versions of current products. Although these expenses, in absolute dollars, are likely to decrease in the short-term due primarily to reductions in the Company's workforce and holiday shutdown periods, these expenses are likely to increase in future quarters due to the Company's plans for expanding its Flash memory product line.

   Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and directors and officers (D&O) insurance. SG&A expenses increased by 13% to $2.7 million, or 22% of revenues, for the quarter ended October 31, 1996 from $2.4 million, or 16% of revenues, for the quarter ended September 30, 1995. For the six months ended October 31, 1996, SG&A expenses increased by 5% to $4.9 million, or 18% of revenues, from $4.7 million, or 16% of revenues, for the six months ended September 30, 1995. The primary reasons for the increase in absolute dollars spent were increased personnel costs and facilities expenses. Although these expenses, in absolute dollars, are likely to decrease in the short-term due primarily to reductions in the Company's workforce and holiday shutdown periods, these expenses are likely to fluctuate in future quarters due to fluctuating revenue levels.

                          CATALYST SEMICONDUCTOR, INC.

   Net Interest Income (Expense.) Net interest income was $5,000 for the quarter ended October 31, 1996, as compared to net interest expense of $36,000 for the quarter ended September 30, 1995. For the six months ended October 31, 1996, net interest income was $33,000, as compared to net interest expense of $164,000 for the six months ended September 30, 1995. The changes were primarily attributable to decreased borrowing rates on the Company's bank line of credit and for the six month periods decreased average outstanding balance.

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


LIQUIDITY AND CAPITAL RESOURCES

   Total cash of $9.4 million (including $5.3 million of restricted cash) increased $1.4 million from April 30, 1996 to October 31, 1996. The increase was primarily attributable to borrowings against the Company's bank line of credit, offset in part by net cash used by operating activities and for the acquisition of equipment. As of October 31, 1996, $5.3 million of the cash was pledged as security on letters of credit required by certain of the Company's wafer foundries. Net cash used by operating activities totaled $2.5 million for the six months ended October 31, 1996. This net use of cash is primarily attributable to net operating losses, coupled with a decrease in accounts payable, offset in part by a decrease in accounts receivable.

   The Company believes that current cash balances, together with cash generated from operations and borrowings available under the Company's bank line of credit and from equipment financing, will be sufficient to fund capital and working capital needs through the quarter ending January 31, 1997. Thereafter, the Company may require additional equity or debt financing to address its working capital needs, to provide funding for capital expenditures or to fund increases to restricted cash requirements. There can be no assurances, however, that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

   The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions shareholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal quarter ending January 31, 1997, for the fiscal year ending April 30, 1997, and future fiscal quarters and years to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

   The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:


   Fluctuations in Operating Results. Although the Company was profitable in fiscal years 1996 and 1995, operating results benefited from high gross margins achieved on sales of inventories of older generation Flash products, for which the costs had previously been charged off and the recognition of revenue previously deferred as a result of foreign distributors who agreed to amend their agreements with the Company. The Company will not receive any further material benefit from sales of charged off inventory. The Company experienced a net operating loss in the quarter ended October 31, 1996 primarily due to price erosion caused by adverse industry-wide conditions and there can be no assurances that the Company will be able to return to profitability in future periods. The Company's operating results have historically been and will continue to be subject to fluctuation and may be adversely affected in future quarters due to factors such as timing and market acceptance of new products introduced by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally, increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders for the Company's products, fluctuations in manufacturing yields, wafer price increases under wafer supply agreements due to foreign currency fluctuations, changes in product mix and general economic conditions.

                          CATALYST SEMICONDUCTOR, INC.


   Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic down turns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, semiconductor market conditions are currently characterized by short lead-times and therefore decreased ability to anticipate demand. In the quarter ended October 31, 1996, prices for the Company's Flash memory products declined approximately 20%. If poor general market conditions persist, the Company's operating results could continue to be adversely affected.

   Future Capital Needs. The Company has had limited cash resources in recent periods and operating activities have consumed significant amounts of cash. The Company believes that substantial investments in research and development and sales and marketing expenses are essential to revenue growth and to maintain and enhance the Company's competitive position. There can be no assurance that the Company will be able to generate sufficient cash from operations or other sources to fund these investments. Moreover, there can be no assurance that such expenditures will result in successful product introductions or increased revenues. Although certain expenses can be managed or controlled on a short term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, to the extent the Company suffers adverse effects to its revenues or margins because of delays in new product introductions, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally or other competitive factors, the Company may be unable to take actions in the short term to substantially reduce expenses.

   Inventory. The cyclical nature of the semiconductor industry periodically results in shortages and over-supply of wafer fabrication capacity such as the Company experiences from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected, as was the case during the last half of fiscal 1994, during which period the Company took significant charges largely to reflect a decline in the market value of inventory.

   Flash Memory Market. The market for Flash memory products has been characterized by long production cycles, inconsistent yields, competing technologies and intense overall competition. The Company's fiscal 1995 operating results were adversely affected by lack of market acceptance of its Flash memory products particularly when Intel, the dominant supplier in the Flash market, significantly increased Flash production volume in the second half of fiscal 1994. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain market acceptance for its Flash memory products in the light of competition from such major domestic and international companies. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1995 and 1994 operating results and could further adversely affect the Company's future operating results. For example, prices for the Company's Flash memory products declined approximately 20% in the quarter ended October 31, 1996.

   Competition. The semiconductor industry is intensely competitive and characterized by severe price competition, price erosion, rapid technological change, product obsolescence and intellectual property litigation. The Company competes with major domestic and international semiconductor companies, most of whom have substantially greater financial, technical, marketing and distribution resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

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

                          CATALYST SEMICONDUCTOR, INC.

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


   International Operations. For the six months ended October 31, 1996, international sales accounted for 68% of the Company's product sales. In fiscal 1996, 1995 and 1994, international sales accounted for 60%, 61% and 53%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company also expects to continue to subcontract its manufacturing activity to foreign companies as noted above. The Company's international operations may be adversely affected by a variety of factors including fluctuations in exchange rates, imposition of government controls, political and economic instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

   Takeover Resistive Measures. The Company's Shareholder Rights Plan and the ability of the Company's Board of Directors to issue "blank check" preferred stock without further approval of the stockholders could have the effect of delaying or preventing a change in control of the Company.

   Volatility of Stock Price. The Company's stock price has been subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by securities analysts or others in the future could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations particularly affecting the market prices for many high technology and small capitalization companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations have adversely affected and may in the future adversely affect the market price for the Company's Common Stock.

                          CATALYST SEMICONDUCTOR, INC.



                           PART II - OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on August 2, 1996 the following proposals were adopted by the margins indicated.

                                                                                                  Number of Shares
                                                                        Voted For                     Withheld
                                                                        ---------                     --------
1.       To elect two Class I directors to serve for a three-year term expiring upon the 1999 Annual Meeting of Stockholders or until such directors' successors are duly elected and qualified.

                  Radu M. Vanco                                          7,083,619                    373,897

                  Hideyuki Tanigami                                      7,094,049                    363,467

                                                                                     Voted                       Broker
                                                                       Voted For    Against      Abstain        Non-Votes
                                                                       ---------    -------      -------        ---------
2.       To approve an amendment to the Company's Stock Option
         Plan to increase the number of shares of Common Stock
         reserved for issuance thereunder by 830,000 shares.           1,785,480      910,568       67,931      4,693,536

3.       To approve an amendment to the Company's 1993 Director
         Stock Option Plan to increase the number of shares of
         Common Stock reserved for issuance thereunder by 50,000
         shares.                                                       2,727,977      709,710       70,221      3,949,607

4.       To ratify the appointment of Price Waterhouse LLP as
         independent accountants of the Company for the fiscal year
         ending April 30, 1997.                                        7,377,731       39,692       40,093              0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits
         27  Financial Data Schedule

(B) There were no reports on Form 8-K filed during the quarter ended October 31, 1996.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date:December 13, 1996          By:  /s/C. Michael Powell
     ------------------              --------------------
                                C. Michael Powell
                                Chairman of the Board of Directors, President,
                                  Chief Executive Officer and Chief Financial
                                  Officer


Date:December 13, 1996          By:  /s/Daryl E. Stemm
     ------------------              -------------------
                                Daryl E. Stemm
                                Director of Finance and Administration and
                                                   Chief Accounting Officer

                                EXHIBIT INDEX


             Exhibit
              Index          Description
             -------         -----------
               27            Financial Data Schedule