Form 10-Q
period 1997-01-31
CATALYST SEMICONDUCTOR INC
filed 1997-03-17
CIK 899636

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the quarterly period ended January 31,1997 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
          For the transition period from ________ to ________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of January 25, 1997 was 7,947,635

--------------------------------------------------------------------------------
                                                                   Page 1 of 12

                          CATALYST SEMICONDUCTOR, INC.

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
         at January 31, 1997 and April 30, 1996.................................   Page 3

         Unaudited Condensed Consolidated Statements of Operations for the
         three and nine month periods ended January 31, 1997 and
         December 31, 1995......................................................   Page 4

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the nine month periods ended January 31, 1997 and
         December 31, 1995......................................................   Page 5

         Notes to Unaudited Condensed Consolidated Financial Statements.........   Page 6

Item 2   Management's Discussion and Analysis of Results of Operations
         and Financial Condition ...............................................   Page 7-10

                            PART II - OTHER INFORMATION

Item 5   Other Information .....................................................   Page 11

Item 6   Exhibits and Reports on Form 8-K ......................................   Page 11

Signatures   ...................................................................   Page 12

                         PART I - FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     January 31,       April 30,
                                                         1997            1996
                                                     ------------   ------------
      ASSETS

Current assets:

   Cash and cash equivalents .....................   $      3,581   $      2,966
   Restricted cash ...............................          5,250          5,250
   Accounts receivable, net ......................          7,960         10,470
   Inventories ...................................         14,234         16,193
   Other assets ..................................            972          1,346
                                                     ------------   ------------
         Total current assets ....................         31,997         36,225
Property and equipment, net ......................          4,193          3,050
                                                     ------------   ------------
                                                     $     36,190   $     39,275
                                                     ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Line of credit ................................   $      4,880   $        130
   Accounts payable ..............................         12,700         17,310
   Accrued expenses ..............................          1,797          2,132
   Deferred gross profit on
     shipments to distributors ...................            502          1,109
   Current portion of debt and
     capital lease obligations ...................            468            513
                                                     ------------   ------------
         Total current liabilities ...............         20,347         21,194
Long-term portion of debt and
     capital lease obligations ...................            742            571
                                                     ------------   ------------
         Total liabilities .......................         21,089         21,765

Total stockholders' equity .......................         15,101         17,510
                                                     ------------   ------------
                                                     $     36,190   $     39,275
                                                     ============   ============



See accompanying notes to the unaudited condensed consolidated financial statements.

                            CATALYST SEMICONDUCTOR, INC.

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)

                                                Three Months Ended                     Nine Months Ended
                                       ------------------------------------    ------------------------------------
                                         Jan. 31, 1997       Dec. 31, 1995      Jan. 31, 1997       Dec. 31, 1995
                                       ----------------    ----------------    ----------------    ----------------
Net revenues .......................   $         10,178    $         15,505    $         38,088    $         44,149

Cost of revenues ...................              8,434              10,851              29,693              30,952
                                       ----------------    ----------------    ----------------    ----------------
Gross profit .......................              1,744               4,654               8,395              13,197

Research and development ...........              1,451               1,192               4,441               3,292

Selling, general and administrative               1,750               2,420               6,695               7,137
                                       ----------------    ----------------    ----------------    ----------------
Income (loss) from operations ......             (1,457)              1,042              (2,741)              2,768

Interest income (expense), net .....               (106)                (64)                (73)               (227)
                                       ----------------    ----------------    ----------------    ----------------
Income (loss) before income taxes ..             (1,563)                978              (2,814)              2,541

Income tax provision ...............                 12                   2                  90                  19
                                       ----------------    ----------------    ----------------    ----------------
Net income (loss) ..................   $         (1,575)   $            976    $         (2,904)   $          2,522
                                       ================    ================    ================    ================

Net income (loss) per share ........   $          (0.20)   $           0.12    $          (0.37)   $           0.32
                                       ================    ================    ================    ================

Shares used in per share calculation              7,933               8,182               7,900               7,981
                                       ================    ================    ================    ================


See accompanying notes to the unaudited condensed consolidated financial statements.

                            CATALYST SEMICONDUCTOR, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                                                Nine Months Ended
                                                                         --------------------------------
                                                                          Jan. 31, 1997    Dec. 31, 1995
                                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss) .................................................   $       (2,904)   $        2,522
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:

   Depreciation and amortization .....................................            1,286             1,255
   Changes in assets and liabilities:
     Accounts receivable .............................................            2,510            (2,554)
     Inventories .....................................................            1,959            (1,487)
     Other assets ....................................................              374              (239)
     Accounts payable ................................................           (4,610)            1,901
     Accrued expenses ................................................             (335)           (2,907)
     Deferred gross profit on shipments to distributors ..............             (607)              814
                                                                         --------------    --------------
       Net cash provided by (used in) operating activities ...........           (2,327)             (695)
                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Change in short-term investments ..................................             --                 909
   Cash used for the acquisition of equipment ........................           (2,429)             (751)
   Proceeds from the disposal of equipment ...........................             --                 613
                                                                         --------------    --------------
     Cash provided by (used in) investing activities .................           (2,429)              771
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Common stock transactions, net ....................................              495             1,187
   Net proceeds from (payment of) line of credit .....................            4,750            (3,070)
   Proceeds from issuance of long-term debt ..........................              617              --
   Payment of long-term debt and capital lease obligations ...........             (491)             (846)
                                                                         --------------    --------------
     Cash provided by (used in) financing activities .................            5,371            (2,729)
                                                                         --------------    --------------

Net increase (decrease) in cash and cash equivalents .................              615            (2,653)
Cash and cash equivalents at beginning of the period .................            2,966             5,246
                                                                         --------------    --------------

Cash and cash equivalents at end of the period .......................   $        3,581    $        2,593
                                                                         ==============    ==============



See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1996 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996. The results of operations for the nine month period ended January 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NET INCOME (LOSS) PER SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period presented. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options (using the treasury stock method). Common Stock equivalents were excluded from the net income (loss) per share calculations for the three and nine month periods ended January 31, 1997 as their effect was anti-dilutive.

NOTE 3 - CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):


                                                      Jan. 31,        April 30,
                                                        1997            1996
                                                     -----------    -----------
Inventories:
   Raw materials .................................   $     5,287    $     8,093
   Work-in-process ...............................         1,584          2,371
   Finished goods ................................         7,363          5,729
                                                     -----------    -----------
                                                     $    14,234    $    16,193
                                                     ===========    ===========
Property and equipment:
   Engineering and test equipment ................   $     9,416    $     9,037
   Computer hardware and software ................         3,782          3,297
   Furniture and office equipment ................         1,181            612
                                                     -----------    -----------
                                                          14,379         12,946
   Less: accumulated depreciation
      and amortization ...........................       (10,186)        (9,896)
                                                     -----------    -----------
                                                     $     4,193    $     3,050
                                                     ===========    ===========

NOTE 4 - DEBT:

  Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $12.5 million or an amount determined by a formula applied to eligible accounts receivable. The revolving line of credit is secured by accounts receivable and inventory and subject to compliance with loan covenants. At January 31, 1997, the Company was not in compliance with certain of the loan covenants. The bank has, however, waived the compliance requirements relating to those covenants as of January 31, 1997.

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

RESULTS OF OPERATIONS

  In February 1996, the Company changed its fiscal year end from the Saturday closest to March 31 to the Sunday closest to April 30. This report compares the three and nine month periods ended January 31, 1997, to the three and nine month periods ended December 31, 1995.

  Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. The Company generally does not recognize revenues on such sales until the distributor resells the Company's products. Total revenues decreased by 34% to $10.2 million for the quarter ended January 31, 1997 from $15.5 million for the quarter ended December 31, 1995. For the nine months ended January 31, 1997, total revenues decreased 14% to $38.1 million from $44.1 million for the nine months ended December 31, 1995. The decreases were primarily attributable to price erosion caused by adverse industry-wide conditions. The Company has experienced a decrease in backlog for its products due primarily to industry-wide capacity increases and shorter leadtimes on orders. This reduction in backlog has limited the Company's ability to anticipate future demand. A continuation of weak demand for the Company's products could lead to continued poor operating results.

  Gross Profit. Gross profit decreased by 63% to $1.7 million, or 17% of revenues, for the quarter ended January 31, 1997 from $4.7 million, or 30% of revenues, for the quarter ended December 31, 1995. For the nine months ended January 31, 1997, gross profit decreased by 36% to $8.4 million, or 22% of revenues, from $13.2 million, or 30% or revenues, for the nine months ended December 31, 1995. The decreases were primarily attributable to price erosion caused by adverse industry-wide conditions. Lower cost versions of the Company's Flash products, produced on 0.6 micron processes, are expected to be completed in the April 1997 quarter and reductions in product cost are expected in the July 1997 quarter, when those products are expected to begin shipping to customers.

  Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased by 22% to $1.5 million, or 14% of revenues, for the quarter ended January 31, 1997 from $1.2 million, or 8% of revenues, for the quarter ended December 31, 1995. For the nine months ended January 31, 1997, R&D expenses increased by 35% to $4.4 million, or 12% of revenues, from $3.3 million, or 7% of revenues, for the nine months ended December 31, 1995. The primary reasons for the increase in absolute dollars spent were increased personnel costs, higher material costs for wafers being evaluated for new products and new versions of current products and higher facility costs (related to the Company's move into a new building in August 1996.)

  Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses decreased by 28% to $1.8 million, or 17% of revenues, for the quarter ended January 31, 1997 from $2.4 million, or 16% of revenues, for the quarter ended December 31, 1995. For the nine months ended January 31, 1997, SG&A expenses decreased by 6% to $6.7 million, or 18% of revenues, from $7.1 million, or 16% of revenues, for the nine months ended December 31, 1995. The primary reasons for the decrease in absolute dollars spent were decreased personnel costs, due to reductions in headcount including the Company's reduction in workforce in November 1996 and decreased commission costs due to decreased revenue levels.

  Net Interest Income (Expense.) Net interest expense increased by 66% to $106,000 for the quarter ended January 31, 1997 from $64,000 for the quarter ended December 31, 1995. For the nine months ended January 31, 1997, net interest expense decreased by 68% to $73,000 from $227,000 for the nine months ended December 31, 1995. For the three month periods, the change was primarily attributable to increased average outstanding borrowings. For the nine month periods, the change was primarily attributable to decreased borrowing rates on the Company's bank line of credit and decreased

                            CATALYST SEMICONDUCTOR, INC.

average outstanding borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

  Total cash (including $5.3 million of restricted cash) increased $0.6 million to $8.8 million as of January 31, 1997 from $8.2 million as of April 30, 1996. The increase was primarily attributable to borrowings against the Company's bank line of credit, offset in part by net cash used by operating activities and for the acquisition of equipment. As of January 31, 1997, $5.3 million of the cash was pledged as security on letters of credit required by certain of the Company's wafer foundries. Net cash used by operating activities totaled $2.3 million for the nine months ended January 31, 1997. This net use of cash is primarily attributable to a decrease in accounts payable and net operating losses, offset in part by a decrease in accounts receivable and inventories.

  Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $12.5 million or an amount determined by a formula applied to eligible accounts receivable. The revolving line of credit is secured by accounts receivable and inventory and subject to compliance with loan covenants. At January 31, 1997, the Company was not in compliance with certain of the loan covenants. The bank has, however, waived the compliance requirements relating to those covenants as of January 31, 1997 and it is the Company's intent to negotiate a new revolving line of credit.

  The Company believes that current cash balances, together with cash generated from operations and borrowings available under the Company's bank line of credit and from equipment financing, will be sufficient to fund capital and working capital needs through fiscal 1998. Thereafter, the Company may require additional equity or debt financing to address its working capital needs, to provide funding for capital expenditures or to fund increases to restricted cash requirements. There can be no assurances, however, that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

  The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions shareholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal quarter ending April 30, 1997, for the fiscal year ending April 30, 1997, and future fiscal quarters and years to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

  The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

  Fluctuations in Operating Results. Although the Company was profitable in fiscal years 1996 and 1995, operating results benefited from high gross margins achieved on sales of inventories of older generation Flash products, for which the costs had previously been charged off, and the recognition of revenue previously deferred as a result of foreign distributors who agreed to amend their agreements with the Company. The Company will not receive any further material benefit from sales of charged off inventory. The Company has experienced net operating losses in each of the last two quarters primarily due to price erosion caused by adverse industry-wide conditions and there can be no assurances that the Company will be able to return to profitability in future periods. The Company's operating results have historically been and will continue to be subject to fluctuation and may be adversely affected in future quarters due to factors such as timing and market acceptance

                            CATALYST SEMICONDUCTOR, INC.

of new products introduced by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally, increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders for the Company's products, fluctuations in manufacturing yields, wafer price increases under wafer supply agreements due to foreign currency fluctuations, changes in product mix and general economic conditions.

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

  Future Capital Needs. The Company has had limited cash resources in recent periods and operating activities have consumed significant amounts of cash. The Company believes that substantial investments in research and development and sales and marketing expenditures are essential to revenue growth and to maintain and enhance the Company's competitive position. There can be no assurance that the Company will be able to generate sufficient cash from operations or other sources to fund these investments. Moreover, there can be no assurance that such expenditures will result in successful product introductions or increased revenues. Although certain expenses can be managed or controlled on a short term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, to the extent the Company suffers adverse effects to its revenues or margins because of delays in new product introductions, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally or other competitive factors, the Company may be unable to take actions in the short term to substantially reduce expenses.

  Inventory. The cyclical nature of the semiconductor industry periodically results in shortages and over-supply of wafer fabrication capacity such as the Company experiences from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. During the quarter ended January 31, 1997, the Company reduced its inventory by $1.8 million primarily due to reductions in wafer purchases, however, its inventory level remains relatively high at approximately 153 days on-hand. There can be no assurance that the Company in the future will not produce excess quantities of any of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected, as was the case during the last half of fiscal 1994, during which period the Company took significant charges largely to reflect a decline in the market value of inventory.

  Flash Memory Market. The market for Flash memory products has been characterized by long production cycles, inconsistent yields, competing technologies and intense overall competition. The Company's fiscal 1995 operating results were adversely affected by lack of market acceptance of its Flash memory products particularly when Intel, the dominant supplier in the Flash market, significantly increased Flash production volume in the second half of fiscal 1994. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain market acceptance for its Flash memory products in the light of competition from such major domestic and international companies. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997, 1995 and 1994 operating results and could further adversely affect the Company's future operating results. For example, prices for the Company's Flash memory products declined approximately 20% in the quarter ended October 31, 1996.

  Competition. The semiconductor industry is intensely competitive and characterized by severe price competition, price erosion, rapid technological change, product obsolescence and intellectual property litigation. The Company competes with major domestic and international semiconductor companies, most of whom have substantially greater financial, technical, marketing and distribution resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future. In addition, the Company's success depends on the continuing contributions of

                            CATALYST SEMICONDUCTOR, INC.

its officers and other key personnel many of whom could be difficult to replace and on its ability to attract and retain skilled employees, particularly engineers, marketing and sales professionals, who are in great demand.

  Dependence on Independent Foreign Manufacturers; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products. The Company principally utilizes facilities of OKI in Japan, and is transitioning manufacturing of certain products to United Microelectronics Corporation (UMC) in Taiwan, to fabricate and test the Company's wafers, and subcontractors in South East Asia to assemble finished integrated circuits. To date, a majority of these wafers and all of the Company's Flash wafers have been manufactured by OKI. The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors, and as is typical in the semiconductor industry the Company's outside wafer foundries from time to time have experienced lower than anticipated production yields. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company has experienced production transition delays in the past which adversely affected operating results, particularly in fiscal year 1994. There can be no assurance that the Company will not experience such problems in the future. The loss of OKI as a supplier, the inability to integrate UMC as a supplier on a timely basis, any prolonged inability to obtain adequate yields or deliveries from OKI or other subcontractor manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's business and operating results. Additionally, any prolonged inability of the Company to obtain adequate yields from OKI or other subcontract manufacturers, could materially increase the unit cost of the Company's products and may have a material adverse effect on the Company's operating results. Moreover, the inability to procure supplies and services from these foreign subcontractor manufacturers on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. The Company has a wafer purchase agreement with OKI under which the price of wafers is based upon the exchange rate between the US dollar and Japanese Yen. As a result, exchange rate fluctuations will cause the Company's cost per die to fluctuate in the future and gross profit could be adversely affected. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors.

  International Operations. For the nine months ended January 31, 1997, international sales accounted for 67% of the Company's product sales. In fiscal 1996, 1995 and 1994, international sales accounted for 60%, 61% and 53%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company also expects to continue to subcontract its manufacturing activity to foreign companies as noted above. The Company's international operations may be adversely affected by a variety of factors including fluctuations in exchange rates, imposition of government controls, political and economic instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

  New Product Development and Technological Change. The markets for the Company's products are characterized by rapidly changing technology and product obsolescence, and the timely introduction of new products is a key factor in the success of the Company's business. In particular, the Company's future success will depend on its ability to develop and implement new design and process technologies which enable the Company to achieve higher product densities and thereby reduce product costs. For example, most of the Company's products are currently designed and manufactured using a 1.0 micron CMOS EEPROM process or a
0.7 micron Flash memory process. There can be no assurance that the Company will be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. The Company currently has such major transitions in process. These transitions are to change certain EEPROM products from 1.0 micron to 0.8 micron designs, certain Flash memory products from 0.7 micron to 0.6 micron designs at OKI and the development of new Flash memory products on 0.5 micron designs at UMC. Delays in developing new products or achieving volume production of new products, or the lack of commercial acceptance of new products introduced by the Company, could have a material adverse effect on the Company's business and operating results.

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

                            CATALYST SEMICONDUCTOR, INC.

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

  Takeover Resistive Measures. The Company's Shareholder Rights Plan and the ability of the Company's Board of Directors to issue "blank check" preferred stock without further approval of the stockholders as well as the Company's staggered terms for its Directors could have the effect of delaying or preventing a change in control of the Company.

  Volatility of Stock Price. The Company's stock price has been subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by securities analysts or others in the future could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. For example, the Company's stock price has been trading at approximately $3 per share after its quarter ended October 31, 1996 earnings announcement after trading at approximately $5 per share prior to that announcement. In addition, the stock market in general has experienced extreme price and volume fluctuations particularly affecting the market prices for many high technology and small capitalization companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations have adversely affected and may in the future adversely affect the market price for the Company's Common Stock.

                            PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

  Daryl Stemm has been promoted to the position of Vice President of Finance & Administration and Chief Financial Officer. Mr. Stemm has been with Catalyst since 1989 and held the position of assistant controller, controller and director of finance & administration. He holds a bachelor's degree in business economics from the University of California, Santa Barbara.

  Scott Parker resigned as Vice President of Marketing & Sales effective March 7, 1997 in order to pursue other interests. Mr. Parker's responsibilities in sales and operations will be assumed by Michael Powell , the Company's Chairman, President and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

      27  Financial Data Schedule

(B)   Reports on Form 8-K

  The Company filed a report on Form 8-K dated January 22, 1997, reporting the adoption of a stockholder rights plan. Except for the foregoing, the Company filed no reports on Form 8-K during the quarter ended January 31, 1997.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.

Date: March 13, 1997                By:   /s/ C. Michael Powell
      ------------------                  --------------------------------------
                                          C. Michael Powell
                                          Chairman of the Board of
                                             Directors, President
                                             and Chief Executive Officer

Date: March 13, 1997                By:   /s/ Daryl E. Stemm
      ------------------                  --------------------------------------
                                          Daryl E. Stemm
                                          Vice President of Finance and
                                             Administration and
                                             Chief Financial Officer

                             CATALYST SYSTEMS, INC.
                   EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1997

Exhibit #           Description
---------           -----------
  27.1              Financial Data Schedule