Form 10-K
period 1997-04-30
CATALYST SEMICONDUCTOR INC
filed 1997-07-11
CIK 899636

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended April 30, 1997 or

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
     Title of each class                      on which registered
     -------------------                      ---------------------
     None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title and Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant, as of May 3, 1997, was approximately $13 million (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock as of May 3, 1997 was 7,988,811.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders scheduled to be held on August 28, 1997.
--------------------------------------------------------------------------------
                                               Index to Exhibits on Page 17
                                               Page 1 of 35

                          CATALYST SEMICONDUCTOR, INC.

PART I
Item 1   Business................................................................................. Page  3
Item 2   Properties............................................................................... Page  9
Item 3   Legal Proceedings........................................................................ Page  9
Item 4   Submission of Matters to a Vote of Security Holders...................................... Page  9

PART II

Item 5   Market for Registrant's Common Stock and Related Stockholder Matters..................... Page 10
Item 6   Selected Consolidated Financial Data..................................................... Page 11
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations.... Page 12
Item 8   Financial Statements and Supplementary Data.............................................. Page 16
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..... Page 16

PART III

Item 10  Directors and Executive Officers of the Registrant....................................... Page 16
Item 11  Executive Compensation................................................................... Page 16
Item 12  Security Ownership of Certain Beneficial Owners and Management    ....................... Page 16
Item 13  Certain Relationships and Related Transactions........................................... Page 16

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K ......................... Page 17

Index to Consolidated Financial Statements........................................................ Page 19

Signatures........................................................................................ Page 20

                                                                        2 of 35

                          CATALYST SEMICONDUCTOR, INC.

                                     PART I

ITEM 1.  BUSINESS

   Catalyst Semiconductor, Inc. ("Catalyst" or the "Company") designs, develops and markets a broad range of nonvolatile semiconductor memory products. Nonvolatile memory ("NVM") retains stored data when the system power is turned off and is therefore well suited for a wide variety of applications in the computer, consumer electronics, telecommunications, automotive, industrial control and instrumentation markets. The Company was formed as a California corporation in October 1985 and was reincorporated in Delaware in May 1993. The Company's principal offices are located at 1250 Borregas Avenue, Sunnyvale, California 94089 and its telephone number at that address is (408) 542-1000.

   The Company has sought to enhance its internal design and process technology expertise through strategic relationships with leading semiconductor manufacturers and currently subcontracts the fabrication of its semiconductor wafers principally through Oki Electric Industry Co., Ltd. ("Oki"). These relationships enable the Company to draw upon its foundries' expertise in high volume semiconductor manufacturing. For example, the Company has integrated the designs and processes for the manufacture of its Flash memory products with Oki's fine line-width, high density CMOS processes used for high volume Dynamic Random Access Memory ("DRAM") manufacture. To date, Catalyst has funded a substantial portion of the development of its proprietary semiconductor designs and fabrication processes through development and license agreements with its manufacturing partners, and has licensed these partners to manufacture and sell certain of the Company's products on a royalty-bearing basis.

   The Company markets its products through a direct sales force and a worldwide network of independent distributors and sales representatives. For the year ended April 30, 1997, international sales represented 65% of product sales. End user customers of the Company's products include Compaq, Fujitsu, Hewlett Packard, IBM, JVC, Matsushita Communications, Maxtor, Mitsubishi, Motorola, Nokia, Panasonic, Philips, Sharp, Siemens, Sony and Toshiba.

INDUSTRY BACKGROUND

   There are two general classes of semiconductor memories incorporated into electronic systems, volatile memory and nonvolatile memory. The principal distinguishing characteristic between the two classes is that volatile memory devices require a continuous application of power to retain data, while NVM devices do not. Among volatile memory devices, DRAMs are the most prevalent, because they are capable of high-speed data transfer, feature high density circuitry and can be manufactured at relatively low cost. DRAMs are used primarily as the main memory in computers for temporary storage of application program data while the system is operating. NVM devices, in contrast, are used by computers and electronic systems primarily to store system-critical data when the power to the system is turned off. The continuous memory capability of NVM renders these devices well-suited for a wide range of applications in the computer, consumer electronics, telecommunications, automotive, industrial control and instrumentation markets. NVM devices are used to store essential data such as PC BIOS software, which regulates the flow of data to and from system peripherals such as the keyboard and monitor and disk drives. In addition, NVM devices that can be programmed and reprogrammed in the system are used to store user-selected system configurations in consumer electronics devices such as preset stations in automobile radios and to store numbers in cellular telephones. NVM devices have generally not been used for computer main memory applications because historically they have been more expensive, provided slower performance and were more costly to produce than volatile memory such as DRAMs.

   The different NVM semiconductor devices which have been introduced over time include read-only memory ("ROM") and programmable ROM ("PROM"); reprogrammable NVM memory such as erasable programmable ROM ("EPROM") and electrically erasable programmable ROM ("EEPROM"); nonvolatile random access memory ("NVRAM"); and , most recently, Flash memory. Each successive generation of NVM memory offers increasing functionality, flexibility and performance.

   The following NVM devices are currently available:

   ROMs. ROMs are imprinted with fixed data upon manufacture and are the lowest cost form of nonvolatile semiconductor memory. ROMs offer high speed data transfer rates to and from the system processor. However, ROMs are not alterable and are generally limited to storage of system memory and other fixed data in mature products produced in high volume.

                                                                        3 of 35

                          CATALYST SEMICONDUCTOR, INC.

   PROMs. PROMs can be programmed one time only, allowing the device to be tailored for a specific application. The programmability of the device permits a single PROM design to be used for a large number of similar applications. The PROM device can be produced in large volume at low costs, and then smaller lots of the device can be programmed for specific applications. PROMs are frequently used during system development, for early shipments of new systems, or for production of specific systems in low volumes. PROMs are limited in application, since they cannot be altered after being programmed.

   EPROMs. EPROMs were developed to address the one-time only programming limitation of PROMs. Because they may be programmed through an erasure process, EPROMs can be more cost effective than PROMs. EPROMs can be reprogrammed several times, which permits low-cost program or data changes. However, they must be exposed to intense ultraviolet light to erase the previously programmed data. This requires expensive packaging for the device. In addition, to be reprogrammed the device must be physically removed from the system, reprogrammed using an external supply, and then returned to the system. This can be inconvenient, expensive and time consuming. Moreover, the erasure process erases the entire device at once, not selected data or segments. EPROMs are primarily used for PC BIOS applications.

   EEPROMs. EEPROMs can be erased and reprogrammed electrically within the system, eliminating the need for physical removal, as required by EPROMs. On "full-featured" EEPROMs, which have on-chip error correction capabilities that enhance system reliability, individual bytes or segments of the stored data can be erased and rewritten thousands of times. These features generally offer greater flexibility to systems designers than EPROMs. EEPROMs are used to store system-critical information which needs to be updated on a periodic basis. This includes control panel settings and other user-configurable system parameters in consumer devices, cache memory for disk drives, and system protocols and stored telephone numbers in cellular telephones, facsimile machines and other telecommunications devices. EEPROMs are generally available in two configurations, serial EEPROM devices, which transmit data through a single input-output port, and parallel EEPROMs, which transmit data via multiple ports concurrently. Each cell of an EEPROM (the discrete area on the device in which one bit is stored) consists of two transistors, one to store data and one to permit the cell to be selected when erasing data, as compared to the single, storage transistor of an EPROM. EEPROMs can be modified to be utilized as programmable erasable read only memory (PEROM) devices for 5-volt FLASH applications involving sector-by-sector data read and write. EEPROMs are more expensive to produce than EPROMs, due to their more complex circuitry.

   NVRAMs. NVRAMs consist of a Static Random Access Memory ("SRAM") device and an EEPROM incorporated in a single semiconductor die. This enables the device to provide both the high speed data transfer rates and read/write rates typical of volatile SRAMs and the memory retention of NVMs when the system power is off. However, the complexity of NVRAM devices, which typically utilize 8 transistors per cell, makes them too costly for most commercial applications. Accordingly, NVRAMs are generally limited in application to critical, high-performance systems, such as antilock braking systems.

   Flash Memory. Flash EEPROMs, or Flash memories, combine the benefits of high-speed data alterability and data transfer rates and, potentially, the low cost manufacturability of volatile memory, with the flexibility and continuous data retention of NVM. Flash memory products can potentially be manufactured with storage densities as great as DRAM densities and thereby achieve manufacturing costs approaching the low cost of DRAMs. In addition, the architecture of Flash memory potentially permits data alterability and transfer rates as fast as DRAMs. Flash memory exhibits certain limitations as compared to DRAMs, including a finite life span of read/write cycles, which limits its use in computer main memory applications. However, Flash memory is being designed into a wide variety of applications beyond the traditional application of NVM in fixed program and data storage, and to applications in dynamic data storage due to its nonvolatility, high storage densities, rapid access speed and decreasing cost.

PRODUCTS AND APPLICATIONS

   Catalyst provides a broad range of NVM products, including serial and parallel EEPROMs, Flash memories, NVRAMs and mixed signal products. The Company's principal product lines are as follows:

   Serial EEPROM. The Company offers a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the Inter-Integrated Circuit ("I2C") bus interface of Philips Electronics, the Microwire interface protocol of National Semiconductor and the Serial Peripheral Interface ("SPI") bus protocol. Additionally, Catalyst offers 4-wire bus interface protocol type products and secure access designed for applications requiring security lock for data protection. Products are offered in wide density (1K to 64K) and voltage (1.8V to 6V) ranges. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are disk drives, modems, cellular phones, VCRs, CD players, hearing aids, PCMCIA cards, cordless phones, laser printers, computers and pagers.

                                                                        4 of 35

                          CATALYST SEMICONDUCTOR, INC.

   Parallel EEPROM. Parallel EEPROMs transfer data in multiple bits, generally eight bits at a time. They provide faster transfer rates than serial EEPROMs, which transfer data through a single port. Parallel EEPROMs are more costly than serial EEPROMs and, accordingly, are used primarily in high performance applications. Catalyst offers both standard 5 volt-only and 3.3 volt-only parallel EEPROMs to meet battery operated application requirements. Parallel EEPROMs are primarily used in applications such as POS terminals, industrial controllers, LAN adapters, telecommunication switches, cellular phones and modems.

   Flash Memory. The Company currently offers Intel-licensed, 12-volt Flash memory devices in densities ranging from 256 kilobit to 2 megabit (Mb). All of the Company's current Flash memory products are guaranteed for a minimum 100,000 cycles of endurance. The Company's BIOS Flash family is targeted toward personal computer OEMs for BIOS code storage. When completed, this family will include Intel-licensed boot block and bulk erase technologies available in 1 Mb, 1.5 Mb and 2 Mb densities. The 1.5 Mb devices are unique to Catalyst. These products were developed to exploit the trend for PC BIOS requirements that exceed 1 Mb but do not require a 2 Mb solution. The Company's new 1 Mb wordwide (x16) Flash memory product is targeted at disk drive applications and the Company has received significant orders from two major disk drive manufacturers. There can be no assurance that the Company will receive additional significant orders for this product or that it will achieve more wide-spread market acceptance.

   NVRAMs. NVRAMs consist of an SRAM and an EEPROM incorporated on a single semiconductor die. NVRAMs provide superior performance over other NVM products and are ideal for applications that require high speed read/write operations with nonvolatile memories, including parallel processing controllers for LANs and antilock braking systems.

   Mixed Signal Products. The Company designs, manufactures and markets selected mixed signal products for specialized applications including radio frequency tags for contactless security and access control, freight lading billing systems and data collection. These products are based on the Company's NVM expertise and digital/analog mixed signal design.

SALES AND DISTRIBUTION

   The Company markets its products through a direct sales force and a network of independent distributors and sales representatives. In addition to its Sunnyvale headquarters facility, the Company maintains a domestic sales office in Florida and international sales offices in England, Singapore and Taiwan. Sales offices support both OEM customers and distributors. In addition, Nippon Catalyst K. K., the Company's subsidiary in Japan, works closely with the Company's manufacturing subcontractors and Japanese distributors.

   The Company seeks to develop strategic relationships with major OEM and other customers. The Company offers a broad range of NVM devices compatible with the most common industry standards, and also works closely with customers to provide semi-custom solutions to address individual customers' needs. In fiscal 1997, the Company shipped products directly or through its distribution network to customers in the computer, consumer electronics, telecommunications, automotive, data communication and other industries. OEM customers of the Company's products include Compaq, Fujitsu, Hewlett Packard, IBM, JVC, Matsushita Communications, Mitsubishi, Motorola, Nokia, Panasonic, Philips, Sharp, Siemens, Sony and Toshiba.

   During fiscal years 1997, 1996 and 1995, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor ( 14%, 12% and 12%, respectively). International product sales represented approximately 65%, 60% and 61% of the Company's product sales in fiscal 1997, 1996 and 1995. International sales are primarily billed in U.S. dollars. Due to the magnitude of its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price of the Company's products in local currencies, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws.

   The Company generally does not recognize revenue on shipments to its distributors until the distributor resells the Company's products. In addition, as is common in the semiconductor industry, the Company grants price protection to distributors, in an amount equal to the difference between the price originally charged and the reduced price, for products held in inventory by the distributor at the time of a price reduction. From time to time, distributors are also granted credit on an individual basis for Company-approved price reductions on specific transactions.

                                                                        5 of 35

                          CATALYST SEMICONDUCTOR, INC.

MANUFACTURING

   The Company subcontracts the manufacture of all of its products through independent semiconductor manufacturers, primarily Oki. The Company has designed its proprietary circuit designs and fabrication processes to operate within the overall semiconductor manufacturing processes of its contract manufacturers. In particular, the Company's Flash design has been integrated with Oki's CMOS processes utilized in high volume production of DRAMs, and Oki is currently the Company's sole manufacturing supplier for Flash products. The Company also endeavors to develop its processes in a manner that permits the manufacture of its products in the fabrication facilities of different semiconductor manufacturing suppliers. Currently, the Company is developing designs for new Flash memory products expected to be manufactured at United Microelectronics Corporation ("UMC") in Taiwan. If the Company were forced to switch manufacturing from Oki or UMC, its production and delivery of products would be delayed which could adversely affect the Company's business, financial condition and results of operations.

   Manufacturing semiconductor products is highly complex and sensitive to a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. While the Company believes that it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, the Company's outside foundries have from time to time experienced lower than anticipated production yields. There can be no assurance that manufacturing problems will not occur in the future. The loss of Oki as a supplier, any prolonged inability to obtain adequate yields or deliveries from Oki, UMC or other subcontractors or manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's operating results. The Company's current purchase agreements with Oki and UMC run through March 1998 and February 2006, respectively.

   The Company performs circuit assembly and tests primarily through subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual dies, which are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program prior to shipment to customers. While the timeliness, yield and quality of semiconductor deliveries from the Company's suppliers have been acceptable to date, there can be no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain adequate yields or deliveries from these manufacturers, or any other circumstance that would require the Company to seek alternate sources of supply, could delay shipments. Any significant delays would have an adverse effect on the Company's operating results.

   As a result of the Company's dependence on foreign subcontractors and test facilities, the Company's business is subject to the risks generally associated with doing business abroad, such as fluctuations in currency exchange rates, foreign government regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's manufacturing and assembly and test sources are located.

   The Company has historically funded the development of its proprietary semiconductor designs and fabrication processes in large part through development agreements with its strategic manufacturing partners, and has granted to its partners perpetual licenses to manufacture and sell certain of the Company's products. Royalties are generally payable on any such sales for a five year period from initial production of any such product.

RESEARCH AND DEVELOPMENT

   The Company continues to invest substantial sums in research and development to improve its fabrication processes and develop additional products with higher performance and reliability, lower voltage requirements, smaller die sizes and improved manufacturability. The Company's development efforts include the development of successive generations of its EEPROM and Flash memory products, scaled to smaller geometries. As of April 30, 1997, the Company employed 30 persons in research and development activities. In addition, the Company has hired the services of START S.A., an independent contractor in Bucharest, Romania, to perform design services and test program development on behalf of the Company. As of April 30, 1997, START employed 15 engineers to perform the services on behalf of Catalyst. The Company invested $5.8 million, $4.4 million and $4.3 million in research and development activities in fiscal 1997, 1996 and 1995, respectively.

                                                                        6 of 35

                          CATALYST SEMICONDUCTOR, INC.

PATENTS AND LICENSES

   As of April 30, 1997, the Company owned sixteen (16) U.S. patents, one (1) international patent and had an additional three (3) U.S. patent applications pending. The Company intends to continue to seek patents on its inventions used in its products and manufacturing processes. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, they will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

   In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. There can be no assurance that the Company will not receive any such notification or that proceedings alleging infringement of intellectual property rights will not be commenced against the Company in the future. In such event, there can be no assurances that the Company could obtain any required licenses of third party intellectual property rights or could obtain such licenses on commercially reasonable terms. Failure to obtain a license in any such event could require the Company to cease production of its products until the Company develops a non-infringing design or process. Moreover, the cost of litigation of any such claim or damages resulting therefrom could be substantial and could materially and adversely affect the Company's business, financial condition and results of operations.

   The Company has entered into cross license agreements with Oki and Seiko granting them nontransferable rights to produce certain products, in exchange for royalty payments. See "Manufacturing." In August 1995, the Company entered into an agreement with Intel Corporation which provides Catalyst with a license to Intel's Flash memory technology in exchange for royalty payments. In addition, in February 1996, the Company also entered into an agreement with UMC, granting UMC rights to produce certain products in exchange for the provision of certain wafer capacities and certain other license rights. In addition, as a part of such arrangement UMC purchased 650,000 shares of the Company's Common Stock for an aggregate cash consideration of $3.7 million.

COMPETITION

   The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution and other resources than the Company.

   The Company's more mature products, such as EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive attributes. Price competition is significant and expected to continue. Principal competitors with respect to the Company's EEPROM products currently include SGS-Thomson, National Semiconductor, Atmel and Xicor, as well as the Company's strategic manufacturing partner Oki, all of which have substantially greater resources than the Company.

   The market for Flash memory products is relatively new and has been characterized by long production cycles, irregular yields, competing technologies and, particularly in fiscal 1997, intense price competition. The Company believes it currently competes successfully with respect to product performance, price and customer service on its Flash memory products. In fact, the Company guarantees that all of its Flash memory products will provide 100,000 cycle read/write cycle endurance. However, there can be no assurance that the Company will be able to compete successfully in the future against its competitors on the bases of these or other competitive factors.

EMPLOYEES

   As of April 30, 1997, the Company had 58 employees, of whom 30 were engaged in research and development. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

                                                                        7 of 35

                          CATALYST SEMICONDUCTOR, INC.


EXECUTIVE OFFICERS AND KEY PERSONNEL

The executive officers and certain key personnel of the Company are as follows:

          Name                  Age           Position
          ----                  ---           --------
Executive Officers

   C. Michael Powell            46            Chairman of the Board, President,
                                                and Chief Executive Officer

   Radu M. Vanco                47            Executive Vice President, Engineering
                                                and Director

   Daryl E. Stemm               37            Vice President of Finance and Administration
                                                and Chief Financial Officer

   Chris Carstens               48           Vice President, Quality and Reliability

Key Personnel

   Marc H. Cremer               33           Director of North American Sales
   Bassam I. Khoury             37           Director of Marketing
   Lawrence A.  Sladewski       43           Director of Operations

   Mr. Powell joined the Company in August 1993. Mr. Powell has served as Chairman since August 1995, as Chief Executive Officer and a director of the Company since July 1994 and as President of the Company since August 1993. From August 1993 to July 1994, Mr. Powell served as Chief Operating Officer of the Company and from October 1995 to February 1997, Mr. Powell served as Chief Financial Officer of the Company. From April 1990 to July 1993, Mr. Powell served as vice president of product lines at Cypress Semiconductor Corporation. From July 1988 to March 1990, he was vice president, general manager of the memory division at SEEQ Technology Inc., a semiconductor company. Prior to joining SEEQ, Mr. Powell held a series of increasingly responsible management positions at Fairchild Semiconductor, Telmos and Hewlett Packard. Mr. Powell holds bachelor's and master's degrees in Physics from Georgia Institute of Technology, as well as M.S.E.E. and MBA degrees from Stanford University.

   Mr. Vanco joined the Company in November 1992. Mr. Vanco has served the Company as a director since November 1995, as Executive Vice President since October 1995 and as Vice President, Engineering, from November 1992 to October 1995. From 1991 to 1992, Mr. Vanco held the position of director of engineering at Cypress Semiconductor. From 1985 to 1991, Mr. Vanco held various positions at SEEQ Technology, Inc., most recently as director of design engineering. Mr. Vanco holds an M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

   Mr. Stemm has served the Company as Vice President of Finance and Administration and Chief Financial Officer since February 1997. From October 1995 to January 1997, Mr. Stemm served as Director of Finance and Administration and Controller of the Company and from September 1989 when he joined the Company until October 1995, he served as Assistant Controller. From 1983 to 1989, Mr. Stemm held various accounting and contract administration positions at Electronic Support Systems, Inc., most recently as Controller. Mr. Stemm holds a B.S. in Business Economics from the University of California, Santa Barbara.

   Mr. Carstens joined the Company as Vice President, Quality and Reliability in December 1993. From 1989 to 1993, Mr. Carstens held the position of director of quality and reliability at Integrated Circuit Systems, Inc., a semiconductor company. From 1983 to 1989, he was manager of quality and reliability at International Microelectronics Products, Inc. Mr. Carstens holds a B.S. in aeronautics from San Jose State University.

   Mr. Cremer has served the Company as Director of North American Sales since April 1997 and served as Eastern U.S. Area Sales Manager from February 1997 when he joined the Company until April 1997. From 1995 to 1997, Mr. Cremer held various sales management positions at Exel Microelectronics, Inc., a semiconductor company, most recently as national sales manager. From 1993 to 1995, Mr. Cremer held the position of sales engineer at Sales Engineering Concepts, Inc., a manufacturers representative. From 1990 to 1993, he held various sales management and field applications positions for Xicor, Inc., a semiconductor company. Mr. Cremer holds a B.S. in Electrical Engineering from Northeastern University.

                                                                        8 of 35

                          CATALYST SEMICONDUCTOR, INC.

   Mr. Khoury has served the Company as Director of Marketing since April 1997, from July 1995 to March 1997, as Product Line Director of EEPROMs and as Director of Product Engineering from May 1994 when he joined the Company until July 1995. From 1991 to 1994, Mr. Khoury held the position of product engineering manager at Cypress Semiconductor. From 1987 to 1991, he held the position of product engineering manager at Seeq Technology, Inc. Mr. Khoury holds a B.S. in Electrical and Electronic Engineering from University of Virginia Tech.

   Mr. Sladewski has served the Company as Director of Operations since November 1995 and as Director of Manufacturing from October 1993 when he joined the Company until November 1995. From 1986 to 1993, Mr. Sladewski held various production control and planning management positions at Cypress Semiconductor, most recently as Director of Corporate Production Control. From 1981 to 1986, he held various materials and project management positions at Wang Laboratories. Mr. Sladewski holds a B.A. in Business Administration from Michigan State University and an MBA from Harvard Graduate School of Business.

INSURANCE
   Catalyst presently carries various insurance coverage including, but not limited to, property damage, workers' compensation, directors and officers liability, business interruption and general liability.

ITEM 2.  PROPERTIES

   The Company rents its 42,500 square foot principal facility in Sunnyvale, California, pursuant to a lease that expires in July 2006. The Company also has a domestic sales office in Florida and international sales offices in England, Singapore, Taiwan and Japan. The Company believes that its existing facilities are adequate to meet its current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

   On May 22, 1996 Samsung Semiconductor filed a complaint against the Company in the Superior Court for the County of Santa Clara. The complaint alleges that the Company failed to pay for integrated circuits delivered to the Company by Samsung and seeks $1.1 million in damages for breach of contract. The Company believes that the complaint is without merit and intends to defend the action vigorously.

   Due to the inherent uncertainty of litigation management is not able to reasonably estimate losses that may be incurred in relation to the Samsung litigation or other disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                                                        9 of 35

                          CATALYST SEMICONDUCTOR, INC.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   (a) The Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "CATS." The following table sets forth the high and low closing sales price for the Common Stock as reported on the Nasdaq National Market for each calendar quarter of the last two fiscal years.

                                                                          HIGH              LOW
                                                                        ---------         --------
         Fiscal 1996
              Quarter ended June 30, 1995.....................             5 5/8           3 13/16
              Quarter ended September 30, 1995................            10 7/8           4 5/8
              Quarter ended December 31, 1995.................             9               6
              Quarter ended April 30, 1996....................             6 7/16          4 7/16

         Fiscal 1997
              Quarter ended July 31, 1996.....................             8 1/2           4 3/4
              Quarter ended October 31, 1996  ................             6 7/8           4 5/8
              Quarter ended January 31, 1997 .................             4 3/4           2 1/8
              Quarter ended April 30, 1997....................             3 1/16          1 1/2

   (b) On May 3, 1997 there were approximately 167 registered holders of record of the Company's Common Stock.
   (c) No cash dividends have been declared or paid by the Company on the Common Stock and the Company does not anticipate paying any such dividends in the foreseeable future.

                                                                       10 of 35

                          CATALYST SEMICONDUCTOR, INC.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                              YEAR ENDED
                                                       ---------------------------------------------------------
                                                             APRIL 30,                     MARCH 31,
                                                       ---------------------    --------------------------------
                                                        1997       1996(1)2)     1995(2)     1994(2)     1993
                                                       --------    ---------    -------    ---------   ---------
STATEMENT OF OPERATIONS DATA:                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues                                           $ 47,094    $ 60,186    $ 48,764    $ 54,252    $ 33,400

Cost of revenues                                         36,720      42,199      33,910      54,755      23,864
                                                       --------    --------    --------    --------    --------

Gross profit (loss)                                      10,374      17,987      14,854        (503)      9,536
Operating expenses:
   Research and development                               5,771       4,407       4,252       6,464       4,689
   Selling, general and administrative                    8,437       9,733       8,263      14,856       6,486
                                                       --------    --------    --------    --------    --------

Income (loss) from operations                            (3,834)      3,847       2,339     (21,823)     (1,639)

Interest income (expense), net                             (205)       (225)       (223)        339        (121)
                                                       --------    --------    --------    --------    --------

Income (loss) before income taxes                        (4,039)      3,622       2,116     (21,484)     (1,760)

Income tax provision                                       --            48          94         122          35
                                                       --------    --------    --------    --------    --------

Net income (loss)                                      $ (4,039)   $  3,574    $  2,022    $(21,606)   $ (1,795)
                                                       ========    ========    ========    ========    ========

Net income (loss) per share
   (pro forma, unaudited, for 1993)                    $  (0.51)   $   0.44    $   0.28    $  (3.55)   $  (0.48)
                                                       ========    ========    ========    ========    ========

Weighted average common shares
   and equivalents (pro  forma, unaudited, for 1993)      7,918       8,144       7,319       6,079       3,704
                                                       ========    ========    ========    ========    ========

                                                              APRIL 30,                    MARCH 31,
                                                       -----------------------   -------------------------------
                                                          1997      1996(1)(2)     1995       1994        1993
                                                       ----------   ----------   --------   --------    --------
BALANCE SHEET DATA:

Cash and cash equivalents                              $  2,695    $  2,966    $  5,246    $  4,965    $    970

Total current assets                                     28,646      36,225      26,587      25,343      16,950

Total assets                                             32,553      39,275      30,817      30,632      21,404

Total current liabilities                                16,631      21,194      20,104      23,844      22,318

Long-term debt and capital lease obligations              1,885         571       1,347          82         879

Stockholders' equity (deficit)                           14,037      17,510       9,366       6,706      (1,793)

---------------
(1) See Note 10 of Notes to Consolidated Financial Statements.
(2) See Note 8 of Notes to Consolidated Financial Statements.

                                                                       11 of 35

                          CATALYST SEMICONDUCTOR, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this annual report. In addition, the Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in "Certain Factors that May Affect the Company's Future Results" as set forth below in this Item 7, as well as other factors, in the past have affected and in the future could affect the Company's actual results, and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 1997 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1996

   Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors, who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return all products and price protection, the Company defers revenue recognition until the distributor sells the product. Total revenues decreased by 22% to $47.1 million in fiscal 1997 from $60.2 million in fiscal 1996. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. The Company's backlog as of April 30, 1997 was its highest end-of-quarter backlog since April 30, 1996. This improved backlog position notwithstanding, the Company is still reliant upon a significant amount of turns orders to meet or exceed its current revenue levels. This has limited the Company's ability to anticipate future demand. A continuation of weak demand and price erosion for the Company's products could lead to continued poor operating results. International sales contributed 65% of net product sales in fiscal 1997 as compared to 60% in fiscal 1996.

   Gross Profit. Gross profit decreased by 42% to $10.4 million in fiscal 1997 from $18.0 million in fiscal 1996. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. Lower cost versions of the Company's Serial and Parallel EEPROMs, produced on 0.8 micron processes, and Flash memory devices, produced on 0.6 micron processes, are currently in design or already released to production. Reductions in product cost are expected in the July 1997 quarter, when the new lower cost EEPROM and Flash memory products are expected to begin shipping to customers.

   Research and Development. Research and development ("R&D") expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased 31% to $5.8 million in fiscal 1997 from $4.4 million in fiscal 1996. As a percentage of revenues, R&D expenses increased to 12% from 7%. The increase was primarily attributable to increases in R&D personnel costs, facility costs (related to the Company's move into a new facility in August 1996), depreciation expense, other outside services (primarily the Company's independent contractors for engineering services in Romania) and higher material costs for wafers being used to evaluate new products and new versions of current products.

   Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and directors and officers ("D&O") insurance. SG&A expenses decreased 13% to $8.4 million in fiscal 1997 from $9.7 million in fiscal 1996. This decrease was primarily attributable to decreases in commissions due to lower revenues and personnel costs. As a percentage of revenues, SG&A expenses increased to 18% from 16%. This increase was attributable to absolute spending decreasing at a rate lower than the revenue decrease.

   Net Interest Expense. Net interest expense was $205,000 in fiscal 1997, as compared to $225,000 in fiscal 1996. Increased borrowings were offset by increased balances in interest bearing cash accounts.

   Income Tax Provision. As a result of the Company's loss, the provision for income taxes decreased from $48,000 in fiscal 1996 to zero in fiscal 1997.

   As of April 30, 1997 the Company had available net operating loss carryforwards of approximately $21.0 million and credit carryforwards of approximately $1.0 million for federal tax purposes, expiring from 2001 to 2008. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

                                                                       12 of 35

                          CATALYST SEMICONDUCTOR, INC.


FISCAL YEAR ENDED APRIL 30, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

   Revenues. Total revenues increased by 23% to $60.2 million in fiscal 1996 from $48.8 million in fiscal 1995. The increase was primarily attributable to increased revenue from Flash memory devices which generated $19.6 million in fiscal 1996 as compared to $6.7 million in fiscal 1995. The increase in Flash revenues was primarily attributable to higher unit volumes. During the fourth quarter of fiscal 1996, three distributors agreed to amend their agreements and thereby waive price protection and certain return rights resulting in recognition of revenue previously deferred of approximately $2.4 million. In the fourth quarter of fiscal 1996, the Company experienced a decrease in demand for its products due primarily to industry-wide capacity increases and shorter leadtimes on orders. International sales contributed 60% of net product sales in fiscal 1996 as compared to 61% in fiscal 1995.

   Gross Profit. Gross profit increased by 21% to $18 million in fiscal 1996 from $14.9 million in fiscal 1995. The improvement in fiscal 1996 gross profits is primarily attributable to increased revenue levels. Excluding the effect of the fiscal 1994 nonrecurring charges (See Note 8 of Notes to Consolidated Financial Statements), fiscal 1996 gross profit was higher primarily due to higher revenue levels and higher margins on its Flash memory devices due to manufacturing on a lower cost, 0.7 micron process. If the Flash inventory costs had not been written down in fiscal 1994, then the gross profit would have been $2.2 million and $5.3 million lower in fiscal 1996 and 1995, respectively.

   Research and Development. Research and development expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased to $4.4 million in fiscal 1996 from $4.3 million in fiscal 1995. As a percentage of revenues, R&D expenses decreased to 7% from 9%. Despite a relatively low increase in absolute spending for R&D, the Company has significantly increased headcount for R&D through the use of an independent contractor in Romania (see Item 1).

   Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and directors and officers insurance. SG&A expenses increased to $9.7 million in fiscal 1996 from $8.3 million in fiscal 1995. This increase was primarily attributable to increases in commissions (due to higher revenues) and royalties. As a percentage of revenues, SG&A expenses decreased to 16% from 17%. This decrease was attributable to absolute spending increasing at a rate lower than the revenue increase.

   Net Interest Expense. Net interest expense was $225,000 in fiscal 1996, as compared to $223,000 in fiscal 1995. Decreased borrowings were offset by decreased balances in interest bearing cash accounts.

   Income Tax Provision. The income tax provision is due primarily to minor state and foreign income taxes.


LIQUIDITY AND CAPITAL RESOURCES

   Total cash at April 30, 1997 was $7.9 million (including $5.3 million of restricted cash), a decrease of $0.3 million from April 30, 1996. The decrease was primarily attributable to cash used by operations and for the acquisition of capital equipment, offset in part by borrowings from the Company's bank line of credit and proceeds from long-term borrowings. As of April 30, 1997, $5.3 million of the total cash was pledged as security on letters of credit required by certain of the Company's wafer foundries. Net cash used by operating activities totaled $3.0 million in fiscal 1997. This use of cash was primarily attributable to a decrease in accounts payable and the Company's net loss for the year, offset in part by decreased inventory and accounts receivable balances.

   On June 19, 1997, the Company entered into an agreement with a bank for the provision of a revolving line of credit which expires on June 19, 1998 and replaced the line of credit which existed at April 30, 1997. Under the terms of the agreement, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers at a variable interest rate of prime plus 2.25%. The agreement contains restrictive covenants. The Company borrowed $3.5 million under the new line of credit on July 1, 1997, a portion of which was used to fully repay the Company's existing line of credit.

   The Company believes that current cash balances, together with cash generated from operations and borrowings available under the Company's new bank line of credit and from equipment financing, will be sufficient to fund capital and working capital needs through fiscal 1998. Thereafter, the Company may require additional equity or debt financing to address its working capital needs, to provide funding for capital expenditures or to fund increases to restricted cash requirements. There

                                                                       13 OF 35

                          CATALYST SEMICONDUCTOR, INC.


can be no assurances, however, that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

   The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending April 30, 1998, for the fiscal quarter ending July 31, 1997, and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

   The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

   Fluctuations in Operating Results. The Company's operating results may be adversely affected or otherwise fluctuate in future quarters due to factors such as timing of new product introductions and announcements by the Company and its competitors, changes in product mix, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the Company experienced in fiscal 1997), increased expenses associated with new product introductions or process changes, fluctuations in manufacturing yields, wafer price increases due to foreign currency fluctuations and general economic conditions.

   Dependence on Independent Foreign Manufacturers; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products. The Company principally utilizes facilities of OKI in Japan, and is transitioning manufacturing of certain products to UMC in Taiwan, to fabricate and test the Company's wafers, and subcontractors in South East Asia to assemble and test finished integrated circuits. To date, a majority of these wafers and all of the Company's Flash memory wafers have been manufactured by OKI. The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors, and as is typical in the semiconductor industry the Company's outside wafer foundries from time to time have experienced lower than anticipated production yields. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. There can be no assurance that the Company will not experience such problems in the future. The loss of OKI as a supplier, the inability to complete the transition to UMC on a timely basis, any prolonged inability to obtain adequate yields or deliveries from OKI or other subcontractor manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure supplies and services from these foreign subcontractor manufacturers on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. The Company has a wafer purchase agreement with OKI that is based upon the exchange rate between the US dollar and Japanese Yen. As a result, exchange rate fluctuations will cause the Company's cost per die to fluctuate in the future and gross profit could be adversely affected. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories.

   New Product Development and Technological Change. The markets for the Company's products are characterized by rapidly changing technology and product obsolescence, and the timely introduction of new products is a key factor in the success of the Company's business. In particular, the Company's future success will depend on its ability to develop and implement new design and process technologies which enable the Company to achieve higher product densities. For example, most of the Company's products are currently designed and manufactured using a 1.0 micron CMOS EEPROM process or a 0.7 micron Flash memory process. There can be no assurance that the Company will be able to select and

                          CATALYST SEMICONDUCTOR, INC.

develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. The Company is currently working on major transitions in design and process technologies. These transitions are to change certain EEPROM products from 1.0 micron to 0.8 micron designs, Flash memory products from 0.7 micron to 0.6 micron designs and the development of new Flash memory products on 0.5 micron designs at UMC. Delays in developing new products, achieving volume production of new products, successfully completing technology

                                                                       14 of 35
transitions or the lack of commercial acceptance of new products introduced by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

   Future Capital Needs. The Company has had limited cash resources in recent periods and operating activities have consumed significant amounts of cash. However, the Company believes that substantial investments in research and development and sales and marketing expenses are essential to revenue growth and to maintain and enhance the Company's competitive position. There can be no assurance that the Company will be able to generate sufficient cash from operations or other sources to fund these investments. Moreover, there can be no assurance that such expenditures will result in successful product introductions or increased revenues. Although certain expenses can be managed or controlled on a short term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, to the extent the Company suffers adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company may be unable to take actions in the short term to substantially reduce expenses. Moreover, in the event that the Company may undertake such actions to further reduce expense levels and cash requirements, such actions could adversely affect the Company's operations and future operating results. If the Company is unable to generate sufficient cash to fund research and development investments and sales and marketing expenditures, the Company may need to seek additional funds. There can be no assurance that such funding will be available at favorable terms, if at all.

   Flash Memory Market. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies and intense overall competition. The Company's fiscal 1997 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. In addition, the Company's fiscal 1995 operating results were adversely affected by lack of market acceptance of its Flash memory products particularly when Intel, the dominant supplier in the Flash market, significantly increased Flash production volume in the second half of fiscal 1994. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997 and 1995 operating results and could further adversely affect the Company's future operating results.

   Competition. The semiconductor industry is intensely competitive and characterized by price erosion, rapid technological change, product obsolescence and patent litigation. The Company competes with major domestic and international semiconductor companies, most of whom have substantially greater financial, technical, marketing and distribution resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

   Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions in fiscal 1997 and a quick evaporation of demand for the Company's Flash products in the latter half of fiscal 1994.

   Dependence on Proprietary Technology; Risk of Intellectual Property Litigation. In the semiconductor industry it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. There can be no assurance that the Company will not receive any such notification or that proceedings alleging infringement of intellectual property rights will not be commenced against the Company in the future. In such event, there can be no assurances that the Company could obtain any required licenses of third party intellectual property rights or could obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require the Company to cease production of its products until the Company develops a non-infringing design or process. Moreover, the cost of litigation of any such claim or damages resulting therefore could be substantial and could materially and adversely affect the Company's business, financial condition and results of operations.

                          CATALYST SEMICONDUCTOR, INC.

   International Operations. In fiscal 1997, 1996 and 1995, international sales accounted for 65%, 60% and 61%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payments cycles. There can

                                                                       15 of 35
be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

   Takeover Resistive Measures. The Company's Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of Common Stock in the event of a third party acquires more than 15% of the Company's stock, could have the effect of delaying or preventing a change in control of the Company.

   Volatility of Stock Price. The Company's stock price has been and may continue to be subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations particularly affecting the market prices for many high technology companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for the Company's Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  (a)    FINANCIAL STATEMENTS

   See index to Financial Statements on page 19 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to the Company's directors required by this item is incorporated herein by reference to the section entitled "Proposal 1 -- Election of Directors" in the 1997 Proxy Statement. Information relating to the Company's executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of this report. Additional information relating to the Company's directors and executive officers required by this item is incorporated herein by reference to the section entitled "Additional Information -- Compliance with Section 16(a) of the Securities Exchange Act" in the 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the sections entitled "Proposal 1 -- Election of Directors - Compensation of Directors" and "Additional Information - Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the sections entitled "Additional Information - Security Ownership" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections entitled " Additional Information - Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                                                       16 of 35

                          CATALYST SEMICONDUCTOR, INC.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1)FINANCIAL STATEMENTS

   See Index to Financial Statements on page 19 hereof

   (a)(2)FINANCIAL STATEMENT SCHEDULES

   See Item 14 (a)(1) above. Schedules other than those included in referenced Index have been omitted because they are not required or are not applicable.

   (a)(3)EXHIBITS

    *3.2         Restated Certificate of Incorporation of Registrant.
    *3.4         Bylaws of Registrant.
*****4.1         Preferred Shares Rights Agreement, dated as of December 3,
                 1996, between Catalyst Semiconductor, Inc. and First National
                 Bank of Boston, including the Certificate of Designation of
                 Rights, Preferences and Privileges of Series A Participating
                 Preferred Stock, the Form of Rights Certificate and the Summary
                 of Rights attached thereto as Exhibits A, B and C respectively.
   *10.3         Stock Purchase Agreement dated March 31, 1992 between Kamlesh
                 Kumari and the Registrant, together with Promissory Note and
                 Guarantee by B.K. Marya.
   *10.5         Series C Preferred Stock Purchase Warrant dated April 27, 1990 between Arrow Electronics and the Registrant.
   *10.6         Registration Rights Agreement dated April 30, 1992 between the
                 Registrant and the holders listed therein.
   *10.7         Stock Option Plan, as amended, including forms of Stock Option
                 Agreement.
   *10.8         1993 Employee Stock Purchase Plan.
   *10.9         1993 Director Stock Option Plan.
   *10.12        Distributor Agreement dated February 1990 between Arrow
                 Electronics, Inc. and the Registrant.
   *10.14        Distributor Agreement dated June 30, 1986 between the
                 Registrant and Marubun Corporation.
   *10.15        Irrevocable License Agreement dated May 8, 1988 between Seiko
                 Instruments, Inc. and the Registrant.
   *10.16        64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS
                 EEPROM Consulting and Design Work Agreement dated March 26,
                 1986 between OKI Electric Industry Co., Ltd. and the
                 Registrant.
   *10.17        FLASH EEPROM Development and License Agreement dated July 18,
                 1988 between OKI Electric Co., Ltd. and the Registrant.
   *10.18        4M FLASH Development and License Agreement dated May 27, 1992 between OKI Electric Co., Ltd. and the Registrant.
   *10.27        Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
  **10.34        Wafer Supply Agreement dated February 24, 1995 between OKI
                 Electric Industry Co., Ltd. and the Registrant.
 ***10.36+       License Agreement dated August 18, 1995 between Intel
                 Corporation and the Registrant
****10.38        Standard Industrial Lease dated March 22, 1996 between Marin
                 County Employees Retirement Association  and the Registrant.
****10.39+       Master Agreement dated February 7, 1996 between United
                 Microelectronics Corporation and the Registrant.
****10.41+       Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry Co., Ltd.
                 and the Registrant.
****10.42        Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and the Registrant.
****10.43        Separation and Consulting Agreements dated August 30, 1995 between Donald B. Witmer and the Registrant.
****10.44        Employment Agreement dated April 25, 1995 between Christopher
                 Carstens and the Registrant.
****10.45        Employment Agreement dated August 14, 1995 between C. Michael
                 Powell and the Registrant.
****10.46        Employment Agreement dated October 14, 1995 between Radu Vanco and the Registrant.
****10.47        Loan Agreement and Loan Forgiveness Agreement dated
                 September 7, 1995 between C. Michael Powell and the Registrant.

                                                                       17 of 35

                          CATALYST SEMICONDUCTOR, INC.

****10.48        Loan Forgiveness Agreement dated March 12, 1996 between Radu
                 Vanco and the Registrant.
   *21.1         List of Subsidiaries of Registrant.
    23.1         Consent of Independent Accountants.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended. **Incorporated by reference to the Registrant's Form 10-K filed for the year ended March 31, 1995.
*** Incorporated by reference to the Registrant's Form 10-Q filed for the quarter ended September 30, 1995.
****Incorporated by reference to the Registrant's Form 10-K filed for the year ended April 30, 1996.
*****Incorporated by reference to Exhibit 1 to the Registrant's Form 8-A filed on January 22, 1997.
+Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

   (b)            REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended April 30, 1997.

                                                                       18 of 35

                          CATALYST SEMICONDUCTOR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGES
                                                                                         -----
Report of Independent Accountants...................................................      21
Consolidated Balance Sheets as of April 30, 1997 and 1996       ....................      22
Consolidated Statements of Operations for the years ended April 30, 1997 and
  1996 and the year ended March 31, 1995............................................      23
Consolidated Statements of Stockholders' Equity for the years ended April 30, 1997
  and 1996 and the year ended March 31, 1995........................................      24
Consolidated Statements of Cash Flows for the years ended April 30, 1997 and 1996
  and the year ended March 31, 1995.................................................      25
Notes to Consolidated Financial Statements...........................................     26-34

                                                                       19 of 35

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Clara and State of California, on July 7, 1997.

                                            CATALYST SEMICONDUCTOR, INC.

                                            By: /s/ C. Michael Powell
                                               ---------------------------------
                                                C. Michael Powell
                                                Chairman of the Board of
                                                Directors, President, and
                                                Chief Executive Officer


                                POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Michael Powell and Daryl E. Stemm, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    July 7, 1997                       By: /s/ C. Michael Powell
         ------------                          ---------------------------------
                                                C. Michael Powell
                                                Chairman of the Board of
                                                Directors, President, and
                                                Chief Executive Officer

Date:    July 7, 1997                       By: /s/ Daryl E. Stemm
         ------------                          ---------------------------------
                                                Daryl E. Stemm
                                                Vice President of Finance and
                                                Administration and Chief
                                                Financial Officer

Date:    July 7, 1997                       By: /s/ Radu M. Vanco
         ------------                          ---------------------------------
                                                Radu M. Vanco
                                                Executive Vice President,
                                                Engineering and Director

Date:    July 7, 1997                       By: /s/ Lionel M. Allan
         ------------                          ---------------------------------
                                                Lionel M. Allan
                                                Director

Date:    July 7, 1997                       By: /s/ Hideyuki Tanigami
         ------------                          ---------------------------------
                                                Hideyuki Tanigami
                                                Director

Date:    July 7, 1997                       By: /s/ Patrick Verderico
         ------------                          ---------------------------------
                                                Patrick Verderico
                                                Director


                                                                       20 of 35

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Catalyst Semiconductor, Inc.


   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiaries at April 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended April 30, 1997 and 1996 and for the year ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
San Jose, California
June 11, 1997, except as to Note 11,
which is as of July 3, 1997

                                                                       21 of 35

                          CATALYST SEMICONDUCTOR, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)


                                                                                               April 30,  April 30,
                                                                                                 1997       1996
                                                                                               ---------  ---------
     ASSETS

Current assets:
   Cash and cash equivalents ..............................................................   $  2,695    $  2,966
   Restricted cash ........................................................................      5,250       5,250
   Accounts receivable, net ...............................................................      7,074      10,470
   Inventories ............................................................................     12,732      16,193
   Other assets ...........................................................................        895       1,346
                                                                                              --------    --------
       Total current assets ...............................................................     28,646      36,225
Property and equipment, net ...............................................................      3,907       3,050
                                                                                              --------    --------
                                                                                              $ 32,553    $ 39,275
                                                                                              ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit ..........................................................................     3,449         130
   Accounts payable .......................................................................     10,942      17,310
   Accrued expenses .......................................................................      1,269       2,132
   Deferred gross profit on shipments to distributors .....................................        378       1,109
   Current portion of long-term debt and capital lease obligations ........................        593         513
                                                                                              --------    --------
       Total current liabilities ..........................................................     16,631      21,194
Long-term debt and capital lease obligations ..............................................      1,885         571
                                                                                              --------    --------
       Total liabilities ..................................................................     18,516      21,765
                                                                                              --------    --------

Commitments and Contingencies (Notes 4 and 9)

Stockholders' equity:
   Preferred stock, $.001 par value, 2,000 shares authorized;
      zero shares issued and outstanding ..................................................         --          --
   Common stock and paid-in-capital in excess of $.001 par value, 25,000 shares
       authorized; 7,989 and 7,790 shares issued and outstanding ..........................     41,829      41,263
   Accumulated deficit ....................................................................    (27,792)    (23,753)
                                                                                              --------    --------
       Total stockholders' equity .........................................................     14,037      17,510
                                                                                              --------    --------
                                                                                              $ 32,553    $ 39,275
                                                                                              ========    ========


   The accompanying notes are an integral part of these financial statements.

                                                                       22 of 35

                          CATALYST SEMICONDUCTOR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                                 Year Ended
                                                                                       -------------------------------
                                                                                            April 30,
                                                                                       ------------------    March 31,
                                                                                         1997      1996        1995
                                                                                       --------- --------    ---------


Net revenues .....................................................................    $47,094     $60,186     $48,764

Cost of revenues .................................................................     36,720      42,199      33,910
                                                                                      -------     -------     -------
Gross profit .....................................................................     10,374      17,987      14,854

Research and development .........................................................      5,771       4,407       4,252
Selling, general and administrative ..............................................      8,437       9,733       8,263
                                                                                      -------     -------     -------
Income (loss) from operations ....................................................     (3,834)      3,847       2,339

Interest income (expense), net ...................................................       (205)       (225)       (223)
                                                                                      -------     -------     -------
Income (loss) before income taxes ................................................     (4,039)      3,622       2,116

Income tax provision .............................................................         --          48          94
                                                                                      -------     -------     -------
Net income (loss)  ...............................................................    $(4,039)    $ 3,574       2,022
                                                                                      =======     =======     =======
Net income (loss) per share ......................................................      (0.51)    $  0.44     $  0.28
                                                                                      =======     =======     =======
Weighted average common shares and equivalents ...................................      7,918       8,144       7,319
                                                                                      =======     =======     =======


   The accompanying notes are an integral part of these financial statements.


                                                                       23 of 35

                          CATALYST SEMICONDUCTOR, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                              COMMON STOCK
                                      ----------------------------                   ACC-
                                                 PAR    ADD'L PD.-     NOTES       UMULATED
                                      SHARES   VALUE    IN CAPITAL   RECEIVABLE    DEFICIT       TOTAL
                                      ------  --------  ----------   ----------    --------   --------
Balance at March 31, 1994             6,501   $      7   $ 35,741   $   (400)     $(28,642)   $  6,706

Proceeds from issuance of common
  stock for employee stock
  purchase plan                          41         --         87         --            --          87
Exercise of stock options                55         --         73         --            --          73
Amortization of deferred
  compensation                           --         --         78         --            --          78
Proceeds from Note Receivable            --         --         --        400            --         400
Net income                               --         --         --         --         2,022       2,022
                                   --------   --------   --------   --------      --------    --------

Balance at March 31, 1995             6,597          7     35,979         --       (26,620)      9,366

Exercise of stock options                 7         --         24         --            --          24
Amortization of deferred
  compensation                           --         --          7         --            --           7
Net loss                                 --         --         --         --          (707)       (707)
                                   --------   --------   --------   --------      --------    --------

Balance at April 30, 1995             6,604          7     36,010         --       (27,327)      8,690

Net proceeds from issuance of
  common stock to UMC                   650          1      3,678         --            --       3,679
Proceeds from issuance of common
  stock for employee stock
  purchase plan                          29         --        127         --            --         127
Exercise of stock options               507         --      1,359         --            --       1,359
Amortization of deferred
  compensation                           --         --         81         --            --          81
Net income                               --         --         --         --         3,574       3,574
                                   --------   --------   --------   --------      --------    --------

Balance at April 30, 1996             7,790          8     41,255         --       (23,753)     17,510

Proceeds from issuance of common
  stock for employee stock
  purchase plan                          47         --        120         --            --         120
Exercise of stock options               152         --        400         --            --         400
Amortization of deferred
  compensation                           --         --         46         --            --          46
Net income                               --         --         --         --        (4,039)     (4,039)
                                   --------   --------   --------   --------      --------    --------

Balance at April 30, 1997             7,989   $      8   $ 41,821   $     --      $(27,792)   $ 14,037
                                   ========   ========   ========   ========      ========    ========


   The accompanying notes are an integral part of these financial statements.

                                                                       24 of 35

                          CATALYST SEMICONDUCTOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                     Year Ended
                                                                                       ---------------------------------------
                                                                                               April 30,
                                                                                       -------------------           March 31,
                                                                                          1997      1996              1995
                                                                                       -------    --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)  ..............................................................   $(4,039)   $ 3,574            $ 2,022
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization ................................................     1,731      1,704              1,531
      Changes in assets and liabilities:
       Accounts receivable .........................................................     3,396     (2,545)            (4,479)
       Inventories .................................................................     3,461     (9,341)               822
       Other assets ................................................................       451       (642)              (198)
       Accounts payable ............................................................    (5,179)     8,327             (3,124)
       Accrued expenses ............................................................      (863)    (2,787)            (1,786)
       Deferred gross profit on shipments to distributors ..........................      (731)       263                 97
                                                                                       -------    -------            -------
         Net cash used in operating activities .....................................    (1,773)    (1,447)            (5,115)
                                                                                       -------    -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments ................................................        --        909              1,143
   Cash used for the acquisition of equipment ......................................    (2,734)    (1,236)            (1,187)
   Proceeds from the disposal of equipment .........................................       146        616                715
                                                                                       -------    -------            -------
         Cash provided by (used in) investing activities ...........................    (2,588)       289                671
                                                                                       -------    -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock transactions, net ..................................................       566      5,248                637
   Net proceeds from (payment of) line of credit ...................................     3,319     (3,086)               587
   Payment of long-term debt and capital lease obligations .........................      (633)      (936)              (151)
   Proceeds from long-term debt and capital lease obligations ......................       838         --              1,902
   Change in restricted cash .......................................................        --         --              1,750
                                                                                       -------    -------            -------
         Cash provided by financing activities .....................................     4,090      1,226              4,725
                                                                                       -------    -------            -------

Net increase (decrease) in cash and cash equivalents ...............................      (271)        68                281
Cash  and cash equivalents at beginning of the period ..............................     2,966      2,898              4,965
                                                                                       -------    -------            -------

Cash and cash equivalents at end of the period .....................................   $ 2,695    $ 2,966            $ 5,246
                                                                                       =======    =======            =======
Supplemental disclosures:
   Cash paid during the year for:
     Interest ......................................................................   $   541    $   536            $   497
                                                                                       =======    =======            =======
     Income taxes ..................................................................   $    41    $    51            $    94
                                                                                       =======    =======            =======


   The accompanying notes are an integral part of these financial statements.

                                                                       25 of 35

                          CATALYST SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 OPERATIONS

   Catalyst Semiconductor, Inc. ("Catalyst" or the "Company"), incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies, and from third party development and license agreements and related royalties.

 BASIS OF PRESENTATION

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   As discussed in Note 10, during fiscal 1996, the Company changed its year end to the Sunday closest to April 30 from the Saturday closest to March 31. For purposes of financial statement presentation, the date used is April 30 or March 31, as appropriate.

 PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Catalyst and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 FOREIGN CURRENCY TRANSLATION

   The functional currency of the Company's Japanese subsidiary is the Japanese yen. Accordingly, all assets and liabilities are translated at the current exchange rate at the end of the period and revenues and costs at exchange rates in effect when incurred. Cumulative translation adjustments and net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

 REVENUE RECOGNITION

   Revenue from product sales to original equipment manufacturers and from sales to distributors, who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return all products and price protection, the Company defers revenue recognition until the distributor sells the product. Upon shipment by the Company, amounts billed to distributors with rights to product returns and price protection are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the merchandise is sold by the distributors.

   Fees on development and license contracts are recognized when the milestones defined in the contracts have been met and accepted by the customer. Non-refundable deposits received in connection with development and license contracts are recognized on a straight-line basis over the lives of the contracts. Service fees derived from development and license agreements are recognized as the services are performed. Royalties are recognized when the licensee sells the related products.

 INVENTORIES

   Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

 PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets (generally two to five years). Leasehold improvements are stated at cost and amortized over their estimated useful lives or the remaining lease term, whichever is shorter.

                                                                       26 of 35

                          CATALYST SEMICONDUCTOR, INC.

 CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


 CONCENTRATION OF RISKS

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, restricted cash and accounts receivable. Catalyst invests primarily in money market accounts and certificates of deposit and places its investments with high quality financial institutions. The restricted cash is held at a financial institution as collateral for a letter of credit required by one of the Company's foundries. The Company's accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States, Europe and the Far East and the Company performs ongoing credit evaluations of these customers. A majority of the accounts payable balance is payable to a foreign foundry.

 INCOME TAXES

   The Company computes income tax expense using the liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets are reduced, if necessary, by the amount of tax benefits that, based upon available evidence, are not expected to be realized.

 STOCK-BASED COMPENSATION

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

 NET INCOME (LOSS) PER SHARE

   Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each year presented. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options (using the treasury stock method).

 NEW ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement will be effective for the Company's fiscal quarter ending January 31, 1998. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted SFAS No. 128 for the year ended April 30, 1997, basic loss per share and diluted loss per share would not have differed from the net loss per share presented in the Statement of Operations because the effect of stock equivalents was antidilutive. SFAS No. 128 will require the retroactive restatement of all previously reported amounts upon adoption. If the Company had adopted SFAS No. 128 for the years ended April 30, 1996 and March 31, 1995, diluted earnings per share would have been $0.44 and $0.28 and basic earnings per share would have been $0.51 and $0.31, respectively.

                                                                       27 of 35

                          CATALYST SEMICONDUCTOR, INC.

NOTE 2 - BALANCE SHEET COMPONENTS (in thousands):

                                                                                April 30,        April 30,
                                                                                   1997             1996
                                                                                ---------        ---------
      Accounts receivable:
         Accounts receivable ..............................................     $  7,199         $  10,570
         Less:  Allowance for doubtful accounts.......................             (125)             (100)
                                                                                --------         ---------
                                                                                $  7,074         $  10,470
                                                                                ========         =========
      Inventories:
         Work-in-process ....................................................   $  5,123         $  10,464
         Finished goods ....................................................       7,609             5,729
                                                                                --------         ---------
                                                                                $ 12,732         $  16,193
                                                                                ========         =========
      Property and equipment:
         Engineering and test equipment .............................           $  9,392         $   9,037
         Computer hardware and software ............................               3,364             3,297
         Furniture and office equipment ...............................            1,183               612
                                                                                ---------        ---------
                                                                                  13,939            12,946
         Less: accumulated depreciation and amortization ..........             (10,032)           (9,896)
                                                                                --------         ---------
                                                                                $  3,907         $   3,050
                                                                                ========         =========

NOTE 3 -DEBT:

   Under the terms of a bank revolving line of credit in place at April 30, 1997, the Company could borrow the lesser of $7.5 million or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime lending rate plus 2%. As of April 30, 1997, $2.2 million of the amount borrowable had been pledged as security for bank letters of credit. The revolving line of credit is secured by accounts receivable and inventory and subject to compliance with loan covenants. At April 30, 1997, the Company was not in compliance with certain of the loan covenants. At April 30, 1997 and 1996 the Company had borrowings of $3.4 million and $0.1 million under credit agreements at interest rates of 10.5% and 8.25%, respectively. (See Note 11.)

   On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan which bears interest at 18% is payable on May 15, 1998.

   As of April 30, 1997, the Company owed approximately $683,000 on equipment loans. The loans which bear interest at 9.57% and 9.87% are payable in fixed monthly installments through August, 2001.

NOTE 4 - LEASES:

   At April 30, 1997 and 1996, the net book value of assets recorded as property and equipment under capital leases aggregated $0.5 million and $0.6 million, net of accumulated amortization of $1.2 million and $4.2 million, respectively. The amortization of assets recorded under capital leases is included with depreciation and amortization expense.

   The Company leases its office facilities under operating leases. Total rent expense under these leases was $498,000, $412,000 and $448,000 for fiscal 1997, 1996 and 1995, respectively.

                                                                       28 of 35

                          CATALYST SEMICONDUCTOR, INC.

   The aggregate future minimum lease payments, by fiscal year, under capital and non-cancelable operating leases with initial terms of one year or more at April 30, 1997 are as follows (in thousands):

                                                         Capital   Operating
                                                         Leases    Leases
                                                         -------   ---------
1998 .................................................   $  558    $  393
1999 .................................................      148       398
2000 .................................................       66       413
2001 .................................................       50       413
2002 .................................................       --       423
Thereafter ...........................................       --     1,942
                                                         ------    ------
Total minimum payments ...............................      822    $3,982
Less: amount representing interest ...................      (87)   ======
                                                         ------
Present value of future minimum capital lease payments      735
Current portion of capital lease obligations .........     (486)
                                                         ------
Long-term portion of capital lease obligations .......   $  249
                                                         ======


NOTE 5 - INCOME TAXES:

   The provision for income taxes for the years ended April 30, 1996 and March 31, 1995 was comprised of minor amounts of current foreign and state income taxes.

   Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                 April 30,  April 30,  March 31,
                                                   1997       1996       1995
                                                ----------  --------   --------
Deferred income and sales returns reserves...   $    374    $   546    $    647
Capitalized research and development.........        102        102         144
Loss carryforwards ..........................      8,497      7,012       6,195
Research and development credit carryover....        959        959         959
Non deductible reserves .....................      1,132        939       2,837
Fixed asset reduction .......................         --        174         867
Other .......................................        447        361          36
                                                --------    -------    --------
  Gross deferred tax assets .................     11,511     10,093      11,685
Property and equipment and other ............         --         --      (1,195)
                                                --------    -------    --------
  Net deferred tax assets ...................     11,511     10,093      10,490
Valuation allowance .........................    (11,511)   (10,093)    (10,490)
                                                --------    -------    --------
                                                $     --    $    --    $     --
                                                ========    =======    ========

   The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income (loss) as a result of the following differences:

                                                                      Year ended

                                                              April 30,  April 30,  March 31,
                                                                1997       1996       1995
                                                              ---------  ---------  --------
   Statutory federal tax rate ........................          (34)%       34%        34%
   State income taxes ................................           --          1          3
   Foreign income and withholding taxes...............           --          1          1
   Realized deferred tax assets previously reserved...           --        (34)       (34)
   Tax benefits not currently recognized .............           34         --         --
                                                                 --         --         --
                                                                ---        ---        ---
         Effective tax rate .......................              --%         2%         4%
                                                                ===        ===        ===

                                                                       29 of 35

                          CATALYST SEMICONDUCTOR, INC.

                          CATALYST SEMICONDUCTOR, INC.

   Tax loss carryforwards at April 30, 1997 are approximately $21.0 million for federal purposes. These carryforwards begin to expire in fiscal 2007. The research and development credits expire in fiscal 2001 to 2008. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

   No provision is made for income taxes relating to potential future distributions of accumulated earnings from the Company's foreign subsidiary, which at April 30, 1997 were not significant, since it is the Company's intention to reinvest substantially all of the undistributed earnings in its foreign operations.

NOTE 6 - STOCK PLANS:

 STOCK OPTION PLANS

   In October 1989, the Company adopted a stock option plan (the "Option Plan") for incentive stock options and non-statutory stock options. A total of 3.3 million shares of Common Stock have been reserved for issuance under the Option Plan. Options granted under the Option Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Option Plan must generally be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four year periods.

   During 1993, the Company adopted a Director Stock Option Plan (the "Director Plan") which provides for the grant of nonstatutory stock options to nonemployee directors. A total of 220,000 shares of Common Stock have been reserved for issuance under the Director Plan. Options granted under the Director Plan are for periods not to exceed five years. Option grants under the Director Plan must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options vest over a period of three years. As of April 30, 1997 a total of 147,000 options at exercise prices ranging from $1.69 to $6.00 per share, have been granted under the Director Plan, 22,000 of which were exercisable.

   During fiscal 1993, the Company issued to certain employees stock options at prices which gave rise to deferred compensation expense. In connection with the issuance of these stock options, the Company recorded $316,000 as deferred compensation and recognized $46,000, $81,000 and $78,000 as compensation expense for fiscal 1997, 1996 and 1995 respectively. Deferred compensation is presented as a reduction of stockholders' equity on the balance sheet and is amortized over the vesting period of these stock options.

                                                                       30 of 35

                          CATALYST SEMICONDUCTOR, INC.

A summary of activity under the Option Plan and the Director Plan are as follows:

                                      Options                      Weighted
                                     Available      Options        Avg Price
                                     for Grant    Outstanding      Per Share
                                     ---------    -----------      ----------
                                                (in thousands)

   Balance at March 31, 1994......       336         1,480           $4.97

   Granted .......................    (1,871)        1,871           $2.03
   Canceled ......................     1,517        (1,517)          $5.24
   Exercised .....................        --           (57)          $1.59
                                      ------        ------
   Balance at March 31, 1995......       (18)        1,777           $2.08

   Granted .......................        --            --
   Canceled ......................        64           (64)          $3.91
   Exercised .....................        --            (7)          $1.71
                                      ------        ------
   Balance at April 30, 1995......        46         1,706           $2.02

   Additional shares reserved.....       700            --
   Granted .......................    (1,425)        1,425           $5.73
   Canceled ......................       243          (243)          $3.00
   Exercised .....................        --          (506)          $2.17
                                      ------        ------
   Balance at April 30, 1996......      (436)        2,382           $3.80

   Additional shares reserved.....       880            --
   Granted .......................    (2,205)        2,205           $2.74
   Canceled ......................     1,970        (1,970)          $4.66
   Exercised .....................        --          (151)          $2.06
                                      ------        ------
   Balance at April 30, 1997......       209         2,466           $2.38
                                      ======        ======

The Range of Exercise Prices table below summarizes information regarding stock options outstanding at April 30, 1997.

                                                                          Range of Exercise Prices
                                                            ----------------------------------------------------
                                                            1.08-1.99     2-3.99    4-5.99     6-6.30      Total

   Options Outstanding
   Number outstanding                                           1,055      1,310        78         23      2,466
   Weighted-average remaining
     contractual life (years)                                     6.4        9.0       2.7        4.0        7.6
   Weighted-average exercise price                              $1.80      $2.67     $5.13      $6.04      $2.41

   Options Exercisable
   Number exercisable                                             556        425        46          9      1,036
   Weighted-average exercise price                              $1.87      $2.70     $5.18      $6.09      $2.39

   In November 1996, the Board of Directors offered employee holders of options the opportunity to cancel such options and receive an equal amount of options with an exercise price per share equal to the then current fair market value. As a result, options to purchase approximately 1.4 million shares were canceled and an equal number were granted at an exercise price of $2.69.

                                                                       31 of 35

                          CATALYST SEMICONDUCTOR, INC.

OTHER STOCK PLANS

   The Board of Directors and Stockholders approved the Company's Employee Stock Purchase Plan (the "Purchase Plan") in March 1993. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Sales made through this plan will be at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. As of April 30, 1997 a total of 141,000 shares have been issued under the Purchase Plan.


PRO FORMA STOCK COMPENSATION DISCLOSURE

   The Company has elected to continue to apply APB Opinion 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans and its Purchase Plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

                                                                                         1997             1996
                                                                                      ---------          ------
   Net income (loss)                                 As reported                      $ (4,039)         $  3,574
                                                     Pro forma                        $ (5,750)         $  3,072

   Net income (loss) per share                       As reported                      $  (0.51)         $   0.44
                                                     Pro forma                        $  (0.73)         $   0.38

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for options granted in 1997 and 1996, respectively: dividend yield of 0 percent for both years, expected volatility of 80 percent for both years, risk free interest rates of 6.12 and 5.86, and expected lives of 3 years for non-officer/director employees and 4 years for officers and directors for both years.

   The fair value of each share granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for shares granted in 1997 and 1996, respectively: dividend yield of 0 percent for both years, expected volatility of 86 and 80 percent, risk free interest rates of 5.32 and 5.43, and expected lives of 0.5 years for non-officer/director employees and officers and directors for both years.

   The above pro forma amounts include compensation expense based on the fair value of options vesting during the years ended April 30, 1997 and 1996 and exclude the effects of options granted prior to May 1, 1995. Accordingly, the above pro forma net income (loss) and net income (loss) per share are not representative of the effects of computing stock option compensation expense using the fair value method for future periods.


NOTE 7 - INTERNATIONAL OPERATIONS AND SIGNIFICANT CUSTOMERS:

   Revenues from export sales were as follows (in thousands):

                                                                                     Year ended
                                                                      ----------------------------------------
                                                                      April 30,       April 30,        March 31,
                                                                        1997          1996              1995
                                                                      ---------       ---------        --------
      Japan......................................................     $ 9,321  $       $ 9,733         $ 6,810
      Other Far East ............................................      10,771           13,453           9,281
      Europe ....................................................       9,501           12,672          12,445
                                                                      -------          -------         -------
         Total export sales .....................................     $29,593          $35,858         $28,536
                                                                      =======          =======         =======

   The Company sells product to its Japanese distributor, which is also a stockholder. Revenue from this stockholder represented $6.5 million, $7.3 million and $5.7 million or approximately 14%, 12% and 12% of product sales for the years ended April 30, 1997 and 1996 and March 31, 1995, respectively. No other customer accounted for 10% or more of product sales.


                                                                       32 of 35

                          CATALYST SEMICONDUCTOR, INC.

   Sales and purchase transactions are denominated in U.S. dollars, except for certain sales and purchases which were denominated in Japanese yen and which were insignificant for the years ended April 30, 1997 and 1996 and March 31, 1995. Certain test equipment, with a net book value of approximately $0.9 million, $0.9 million and $1.5 million at April 30, 1997 and 1996 and March 31, 1995, respectively, is located at a foreign subcontractor's facilities. Except for such equipment, the Company has no significant assets located outside of the U.S.


NOTE 8 - SIGNIFICANT EVENTS:

   During fiscal 1996 and 1995, the Company's operating results were favorably impacted by the sale of Flash memory products for which the costs had been written-down to an estimated net realizable value of zero at the end of fiscal 1994. If the costs had not been written-down in fiscal 1994, then cost of sales would have been $2.2 million and $5.3 million higher than the amounts reported for fiscal 1996 and 1995, respectively. During the fourth quarter of fiscal 1996, three distributors agreed to amend their agreements and thereby waive price protection and certain return rights, resulting in recognition of revenue previously deferred of approximately $2.4 million.

   In connection with a court approved settlement agreement related to class action complaints filed against the Company, the Company recorded a benefit of $800,000 in the fourth quarter of fiscal 1995 related to the excess of previously recorded legal accruals over the actual costs of this litigation. During the fourth quarter of fiscal 1995, the Company accrued $600,000 related to allegations that certain of the Company's products infringed upon patents held by a competitor. The accrual was sufficient to meet the requirements of the resultant licensing agreement.

   During fiscal year 1996, the Company signed an agreement with United Microelectronics Corporation (UMC) of Taiwan. Under the terms of this agreement the Company received a significant commitment of wafers from UMC in exchange for rights to certain of the Company's designs. In addition, the Company received net proceeds of $3.7 million from the sale of 650,000 shares of common stock to UMC.


NOTE 9 - LITIGATION:

   On May 22, 1996, Samsung Semiconductor filed a complaint against the Company in the Superior Court for the County of Santa Clara. The complaint alleges that the Company failed to pay for integrated circuits delivered to the Company and seeks $1.1 million in damages for breach of contract. The Company believes that the complaint is without merit and intends to defend the action vigorously.

   Due to the inherent uncertainty of litigation management is not able to reasonably estimate losses that may be incurred in relation to the Samsung litigation or other disputes.


NOTE 10 - CHANGE IN FISCAL YEAR:

   In February 1996, the Company changed its fiscal year end from March 31 to April 30 of each year. The first such fiscal year began on May 1, 1995 and ended on April 30, 1996. The following is condensed data regarding the consolidated results of operations for the transition period of April 1, 1995 to April 30, 1995 (in thousands, except per share data):

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

   Net revenues                                $  1,476
   Gross profit                                     229
   Net loss                                        (707)
   Net loss per share                              (.11)

                                                                       33 of 35

                          CATALYST SEMICONDUCTOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW:
   Net cash used in operating activities                             $  (960)
   Net cash used in investing activities                                 (37)
   Net cash used in financing activities                              (1,351)
                                                                     --------
   Net decrease in cash and cash equivalents                          (2,348)
   Cash and cash equivalents at beginning of period                     5,246
                                                                     --------
   Cash and cash equivalents at end of period                        $  2,898
                                                                     ========

   Adjustments to reconcile net loss to net cash used in operating activities:
       Net loss                                                      $  (707)
       Depreciation and amortization                                      133
       Increase in current assets                                       (299)
       Decrease in current liabilities                                   (87)
                                                                     --------
   Net cash used in operating activities                             $  (960)
                                                                     ========


NOTE 11 - SUBSEQUENT EVENT:

   On June 19, 1997, the Company entered into an agreement with a bank for the provision of a revolving line of credit which expires on June 19, 1998 and replaced the line of credit which existed at April 30, 1997. Under the terms of the agreement, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers at a variable interest rate of prime plus 2.25%. The agreement contains restrictive covenants. The Company borrowed $3.5 million under the new line of credit on July 1, 1997, a portion of which was used to fully repay the Company's existing line of credit.


                                                                       34 of 35

                                 EXHIBIT INDEX
 Exhibt
   No.                              Document
  ----                              --------

    *3.2         Restated Certificate of Incorporation of Registrant.
    *3.4         Bylaws of Registrant.
*****4.1         Preferred Shares Rights Agreement, dated as of December 3,
                 1996, between Catalyst Semiconductor, Inc. and First National
                 Bank of Boston, including the Certificate of Designation of
                 Rights, Preferences and Privileges of Series A Participating
                 Preferred Stock, the Form of Rights Certificate and the Summary
                 of Rights attached thereto as Exhibits A, B and C respectively.
   *10.3         Stock Purchase Agreement dated March 31, 1992 between Kamlesh
                 Kumari and the Registrant, together with Promissory Note and
                 Guarantee by B.K. Marya.
   *10.5         Series C Preferred Stock Purchase Warrant dated April 27, 1990 between Arrow Electronics and the Registrant.
   *10.6         Registration Rights Agreement dated April 30, 1992 between the
                 Registrant and the holders listed therein.
   *10.7         Stock Option Plan, as amended, including forms of Stock Option
                 Agreement.
   *10.8         1993 Employee Stock Purchase Plan.
   *10.9         1993 Director Stock Option Plan.
   *10.12        Distributor Agreement dated February 1990 between Arrow
                 Electronics, Inc. and the Registrant.
   *10.14        Distributor Agreement dated June 30, 1986 between the
                 Registrant and Marubun Corporation.
   *10.15        Irrevocable License Agreement dated May 8, 1988 between Seiko
                 Instruments, Inc. and the Registrant.
   *10.16        64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS
                 EEPROM Consulting and Design Work Agreement dated March 26,
                 1986 between OKI Electric Industry Co., Ltd. and the
                 Registrant.
   *10.17        FLASH EEPROM Development and License Agreement dated July 18,
                 1988 between OKI Electric Co., Ltd. and the Registrant.
   *10.18        4M FLASH Development and License Agreement dated May 27, 1992 between OKI Electric Co., Ltd. and the Registrant.
   *10.27        Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
  **10.34        Wafer Supply Agreement dated February 24, 1995 between OKI
                 Electric Industry Co., Ltd. and the Registrant.
 ***10.36+       License Agreement dated August 18, 1995 between Intel
                 Corporation and the Registrant
****10.38        Standard Industrial Lease dated March 22, 1996 between Marin
                 County Employees Retirement Association  and the Registrant.
****10.39+       Master Agreement dated February 7, 1996 between United
                 Microelectronics Corporation and the Registrant.
****10.41+       Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry Co., Ltd.
                 and the Registrant.
****10.42        Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and the Registrant.
****10.43        Separation and Consulting Agreements dated August 30, 1995 between Donald B. Witmer and the Registrant.
****10.44        Employment Agreement dated April 25, 1995 between Christopher
                 Carstens and the Registrant.
****10.45        Employment Agreement dated August 14, 1995 between C. Michael
                 Powell and the Registrant.
****10.46        Employment Agreement dated October 14, 1995 between Radu Vanco and the Registrant.
****10.47        Loan Agreement and Loan Forgiveness Agreement dated
                 September 7, 1995 between C. Michael Powell and the Registrant.

****10.48        Loan Forgiveness Agreement dated March 12, 1996 between Radu
                 Vanco and the Registrant.
   *21.1         List of Subsidiaries of Registrant.
    23.1         Consent of Independent Accountants.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended. **Incorporated by reference to the Registrant's Form 10-K filed for the year ended March 31, 1995.
*** Incorporated by reference to the Registrant's Form 10-Q filed for the quarter ended September 30, 1995.
****Incorporated by reference to the Registrant's Form 10-K filed for the year ended April 30, 1996.
*****Incorporated by reference to Exhibit 1 to the Registrant's Form 8-A filed on January 22, 1997.
+Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.