Form 10-K/A
period 1997-04-30
CATALYST SEMICONDUCTOR INC
filed 1997-09-02
CIK 899636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
  Title of each class                                      on which registered
  -------------------                                      -------------------
      None None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title and Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant, as of August 3, 1997, was approximately $16 million (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares outstanding of the Registrant's Common Stock as of August 3, 1997 was 8,045,751.


================================================================================

                          CATALYST SEMICONDUCTOR, INC.


PART III

Item 10  Directors and Executive Officers of the Registrant......................Page 1
Item 11  Executive Compensation Page.............................................Page 3
Item 12  Security Ownership of Certain Beneficial Owners and Management.........Page 11
Item 13  Certain Relationships and Related Transactions.........................Page 12


Signatures......................................................................Page 14


Part III to Registrant's Form 10-K for the year ended April 30, 1997 is amended and restated as follows:


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to the Company's executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of the Form 10-K filed July 11, 1997.

DIRECTORS

        Set forth below are the names of, and certain information as of August 3, 1997 about the current directors of the Company.

                  NAME                       AGE            PRINCIPAL OCCUPATION
-----------------------------------------   ------ ----------------------------------------

    C. Michael Powell                        46    Chairman, President and Chief
                                                   Executive Officer  of Catalyst
                                                   Semiconductor, Inc.


    Radu M. Vanco                            47    Executive Vice President of
                                                   Engineering of Catalyst
                                                   Semiconductor, Inc.

    Lionel M. Allan                          54    President and Chief Executive Officer
                                                   of Allan Advisors, Inc.


    Hideyuki Tanigami                        47    President and Chief Executive Officer
                                                   of Marubun USA Corporation

    Patrick Verderico                        53    President and Chief Executive
                                                   Officer of Integrated Packaging
                                                   Assembly Corporation

        Except as indicated below, each director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any directors or executive officers of the Company.

        C. MICHAEL POWELL joined the Company in August 1993. Mr. Powell has served as Chairman since August 1995, as Chief Executive Officer and a director of the Company since July 1994 and as President of the Company since August 1993. From August 1993 to July 1994, Mr. Powell served as Chief Operating Officer of the Company and from October 1995 to February 1997, Mr. Powell served as Chief Financial Officer of the Company. From April 1990 to July 1993, Mr. Powell served as Vice President of Product Lines at Cypress Semiconductor Corporation, a semiconductor company. From July 1988 to March 1990, Mr. Powell served as the Vice President, General Manager of the Memory Division of SEEQ Technology, Inc. Prior to joining SEEQ, Mr. Powell held various management positions with Fairchild Semiconductor, Telmoss and Hewlett Packard. Mr. Powell holds Bachelors and Masters degrees in Physics from Georgia Institute of Technology as well as M.S.E.E. and MBA degrees from Stanford University.

        RADU M. VANCO joined the Company in November 1992. Mr. Vanco has served the Company as a director since November 1995, as Executive Vice President of Engineering since October 1995 and as Vice President, Engineering, from November 1992 to October 1995. From 1991 to 1992, Mr. Vanco served as director of engineering of Cypress Semiconductor. From 1985 to 1991, Mr. Vanco held various positions at SEEQ Technology, Inc. Mr. Vanco holds an M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

        LIONEL M. ALLAN has served as a director of the Company since August 1995. Mr. Allan is President and Chief Executive Officer of Allan Advisors, Inc., a legal consulting firm that he founded in 1992. Mr. Allan is also a director and past Chairman of the Board of KTEH Public Television Channel 54, in San Jose, California, a director of Accom, Inc., a digital video systems company, and a director of Custom Chrome, Inc., a motorcycle parts company.

        HIDEYUKI TANIGAMI has served as a director of the Company since February 1996. From 1985 to April 1994, Mr. Tanigami served as Vice President, Corporate Development, of the Company. From January 1996 to present, he has served as President and Chief Executive Officer of Marubun USA Corporation, an electronics distribution company. From June 1994 to present, he has also served as President of Technology Matrix, Inc., and since 1985 has been President and Chief Executive Officer of Tanigami Associates, an international consulting firm.

        PATRICK VERDERICO has served as a director of the Company since April 1996. From July 1997 to present, Mr. Verderico has served as President and Chief Executive Officer of Integrated Packaging Assembly Corporation ("IPAC"). From April 1997 to July 1997, Mr. Verderico served as Executive Vice President and Chief Operating Officer of IPAC. From April 1996 to July 1996, Mr. Verderico served as Executive Vice President and Chief Operating Officer of Maxtor Corporation, a hard disk drive company. From 1994 to March 1996, he served as Chief Financial Officer and Vice President, Finance and Administration, of Creative Technology, a multimedia products manufacturer. From 1992 to 1994, he served as Chief Financial Officer and Vice President, Finance and Administration, of Cypress Semiconductor, and from 1989 to 1992, served as Partner in Charge, West Region Manufacturing Consulting of Coopers & Lybrand, an independent public accounting and consulting firm. Prior thereto he held various positions with Phillips Semiconductors, National Semiconductor and Fairchild Semiconductor. Mr. Verderico has also been a director of Micro Component Technology, Inc. since December 1992 and a director of Integrated Packaging Assembly Corporation since July 1997.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the Company believes that during Fiscal Year 1997 all such reports were filed. Again based solely on its review of copies of such forms received by it, the Company believes that all filing requirements applicable to its officers, directors and ten percent stockholders were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table shows the compensation paid by the Company in Fiscal Years 1997, 1996 and 1995 to (i) the Company's Chief Executive Officer, (ii) the four most highly compensated officers other than the Chief Executive Officer who served as executive officers at April 30, 1997 and (iii) two highly compensated individuals who would have qualified under (ii) above except they were not serving as executive officers as of April 30, 1997 (collectively, the "Named Officers").

                                    SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                    -----------------------  --------------------------------------------
                                                                      AWARDS       PAYOUTS
                                                                    ------------ ------------------------
                                                            OTHER
                                                            ANNUAL  RESTRICTED    SECURITIES                ALL OTHER
    NAME AND PRINCIPAL                                      COMPEN-   STOCK       UNDERLYING       LTIP     COMPENSA-     FISCAL
         POSITION                   SALARY($)      BONUS($) SATION($) AWARDS($)   OPTIONS(#)(1)  PAYOUTS($) TION($)(2)     YEAR
------------------------------      --------       -------- -------- --------     -------------  --------   ----------    -------

C. Michael Powell ...........       $337,500       $ 77,459       --       --        250,000       --       $ 14,028       1997
  President and Chief .......       $331,501       $ 38,210       --       --           --         --       $ 13,577       1996
   Executive Officer ........       $259,519       $ 30,000       --       --        350,000       --       $ 16,344       1995



Radu M. Vanco ...............       $231,879       $ 48,342       --       --        215,000       --       $    609       1997
  Executive Vice President of       $222,270       $  9,334       --       --           --         --       $    513       1996
   Engineering ..............       $188,808       $ 20,000       --       --        169,166       --           --         1995



Daryl E. Stemm ..............       $108,654           --         --       --        114,900       --       $     66       1997
  Vice President of Finance .       $ 96,463           --         --       --           --         --       $     42       1996
   & Administration and Chief       $ 67,907           --         --       --         14,333       --       $     16       1995
   Financial Officer


Chris Carstens ..............       $129,808           --         --       --         75,000       --       $    261       1997
  Vice President, ...........       $134,770           --         --       --           --         --       $    261       1996
Quality and Reliability .....       $118,808       $ 10,000       --       --         75,000       --       $    232       1995


Scott L. Parker (3) .........       $236,369           --         --       --        200,000       --       $    238       1997
  Vice President, ...........       $ 49,277           --         --       --           --         --           --         1996
Marketing and Sales .........           --             --         --       --           --         --           --         1995


Alan L. Renninger(4) ........       $133,808           --         --       --         30,000       --       $    479       1997
  Vice President, Technology        $142,847           --         --       --           --         --       $    478       1996
 Development ................       $127,452           --         --       --         40,000       --       $    432       1995


--------------
(1) Options listed for Fiscal Years 1995 and 1997 reflect options granted as a result of repricing on May 14, 1994 and December 3, 1996. See Option Repricing Table. The options listed with respect to Fiscal Year 1995 and Fiscal Year 1997 long-term compensation awards include options granted upon the repricing (and consequent cancellation) of previously granted options. Options to purchase the following number of shares granted to the following persons in Fiscal Year 1995 were issued as a result of the repricing on May 14, 1994 of previously granted options: Mr. Powell - 250,000 (all of which were originally granted in Fiscal Year 1994); Mr. Vanco - 121,666 (69,445 of which were originally granted in Fiscal Year 1994 and 52,221 of which were originally granted in Fiscal Year 1993); Mr. Stemm - 4,333 (all of which were originally granted in Fiscal Year 1993); Mr. Renninger - 30,000 (all of which were originally granted in Fiscal Year 1994); Mr. Carstens - 30,000 (all of which were originally granted in Fiscal Year 1994). Such repriced options have not been reflected as grants in prior Fiscal Year long-term compensation awards. The repriced options retain the same term and vesting schedule as the options that were replaced.

     Options to purchase the following number of shares granted to the following persons in Fiscal Year 1997 were issued as a result of the repricing on December 3, 1996 of previously granted options: Mr. Powell - 150,000 (all of which were originally granted in Fiscal Year 1996); Mr. Vanco - 155,000 (all of which were originally granted in Fiscal Year 1996); Mr. Stemm - 33,000 (all of which were originally granted in Fiscal Year 1996); Mr. Carstens - 50,000 (all of which were originally granted in Fiscal Year
     1996); Mr. Parker - 200,000 (all of which were originally granted in Fiscal Year 1996); Mr. Renninger - 20,000 (all of which were originally granted in Fiscal Year 1996). Such repriced options have not been reflected as grants in prior Fiscal Year long-term compensation awards. The repriced options retain the same term and vesting schedule as the options that were replaced.

(2) The amount included under "All Other Compensation" represents the dollar value of term life insurance premiums paid by the Company for the benefit of such Named Officer.


(3)  Mr. Parker terminated his employment with the Company on March 7, 1997.


(4)  Mr. Renninger terminated his employment with the Company on March 28, 1997.

EMPLOYEE BENEFIT PLANS

        Each current Named Officer is entitled to participate in the Option Plan. The Option Plan provides for the grant of options, stock purchase rights, SARs and long-term performance awards.

        The following table sets forth certain information with respect to stock options granted during Fiscal Year 1997 to the Named Officers. No SARs were granted in Fiscal Year 1997. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                              OPTION GRANTS IN FISCAL YEAR 1997
                                                                              POTENTIAL REALIZABLE VALUE AT
                                                                              ASSUMED ANNUAL RATES OF STOCK
                                  INDIVIDUAL GRANTS                         PRICE APPRECIATION FOR OPTION TERM
                      ---------------------------------------------------
                                        PERCENT OF TOTAL
                        NUMBER OF           OPTIONS
                        SECURITIES          GRANTED        EXERCISE         ----------------------------------
        NAME            UNDERLYING      TO EMPLOYEES IN    OR BASE       EXPIRATION
                    OPTIONS GRANTED(#)    FISCAL YEAR     PRICE($/SH)       DATE          5% ($)      10% ($)
-------------------- -----------------    -----------    ------------     --------      ----------   ---------

C. Michael Powell...     30,280              1.38%        $2.6875         12/02/06        $51,178     $129,695
                         19,720              0.90%        $2.6875         12/02/06        $33,330      $84,464
                        100,000              4.55%        $2.6875         12/02/06       $169,015     $428,318
                         49,386              2.25%        $1.5625         04/21/07        $48,532     $122,988
                         50,614              2.30%        $1.5625         04/21/07        $49,736     $126,040

Radu M. Vanco.......     21,488              0.98%        $2.6875         12/02/06        $36,318      $92,037
                         28,512              1.30%        $2.6875         12/02/06        $48,190     $122,122
                         50,000              2.27%        $2.6875         12/02/06        $84,508     $214,159
                         55,000              2.50%        $2.6875         12/02/06        $92,958     $235,575
                         33,487              1.52%        $1.5625         04/21/07        $32,906      $83,394
                         26,513              1.21%        $1.5625         04/21/07        $26,054      $66,027

Daryl E. Stemm.......    33,000              1.50%        $2.6875         12/02/06        $55,775     $141,345
                         56,900              2.58%        $2.7500         2/17/07         $98,406     $249,382
                         17,160              0.78%        $1.5625         04/21/07        $16,862      $42,732
                          7,840              0.36%        $1.5625         04/21/07         $7,704      $19,523

Chris Carstens.......    25,000              1.14%        $2.6875         12/02/06        $42,254     $107,080
                         25,000              1.14%        $2.6875         12/02/06        $42,254     $107,080
                         25,000              1.14%        $1.5625         04/21/07        $24,567      $62,259

Scott L. Parker......    38,162              1.73%        $2.6875         12/02/06        $64,539     $163,553
                        161,815              7.34%        $2.6875         12/02/06       $273,492     $693,083

Alan L. Renninger....    10,000              0.45%        $2.6875         12/02/06        $16,902      $42,832
                         10,000              0.45%        $2.6875         12/02/06        $16,902      $42,832
                         10,000              0.45%        $2.6875         12/02/06        $16,902      $42,832


        The following table sets forth information with respect to options exercised in Fiscal Year 1997 by the Named Officers and the value of unexercised options at April 30, 1997.

       AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1997 AND FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES UNDERLYING  VALUE OF UNEXERCISED
                                                       UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                                          APRIL 30, 1997 (#)        APRIL 30, 1997 ($)(1)
                      SHARES ACQUIRED     VALUE       -------------------------   --------------------------
        NAME           ON EXERCISE(#)   RECEIVED($)   EXERCISABLE UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
---------------------- -------------    ----------    ----------- -------------   ------------ -------------

C. Michael Powell....     26,000         $138,544       256,289      292,711           $0        $12,500
Radu M. Vanco........     22,500         $119,844       114,321      198,845           $0         $7,500
Daryl E. Stemm.......      2,500          $18,750        16,439      108,561           $0         $3,125
Chris Carstens.......          0               $0        68,123       81,877           $0         $3,125
Scott L. Parker......          0               $0        49,999            0           $0             $0
Alan L. Renninger....      6,000          $33,000             0            0           $0             $0


------------------
(1) The fair market value of the Company's Common Stock at the close of business on April 30, 1997 was $1.6875.


COMPENSATION COMMITTEE REPORT

        The following is a report of the Compensation Committee of the Board of Directors of the Company (the "Committee") describing the compensation philosophy and parameters applicable to the Company's executive officers with respect to the compensation paid to such officers during Fiscal Year 1997. The actual compensation paid to the Named Officers during fiscal year 1997 is shown in the "Summary Compensation Table."

        The Committee is responsible for reviewing and approving the Company's compensation policies and the actual compensation paid to the Company's executive officers. At the end of Fiscal Year 1997, the Committee was comprised of two (2) of the non-employee directors, Hideyuki Tanigami and Patrick Verderico.

        Compensation Philosophy. The general philosophy of the Company's compensation program is to offer the Company's Chief Executive Officer and other executive officers competitive compensation packages based upon both the Company's performance as well as the individual's performance and contributions. The Company's compensation policies are intended to motivate and reward highly qualified executives for long-term strategic management and the enhancement of stockholder value, to support a performance-oriented environment that rewards achievement of specific internal Company goals and to attract and retain executives whose abilities are critical to the long-term success and competitiveness of the Company. The Company's compensation program is comprised of three main components, Base Salary, Bonus Plan and Stock Options.

        Base Salary. Base salary for executive officers is set annually by reviewing the competitive pay practices of comparable companies, the skills and performance level of the individual executives and the needs of the Company.

        Bonus Plan. The Company's officers are eligible for bonuses under the terms of individual bonus arrangements. When bonuses are given, they are based upon the individual's achievement of specific corporate goals as well as the individual's experience and contributions to the success of the Company.

        During Fiscal Year 1997, the following executive officers received bonuses: C. Michael Powell and Radu M. Vanco. No other executive officer received a bonus during Fiscal Year 1997. See "Certain Relationships and Related Transactions."

        Stock Options. The Committee believes that stock options provide additional incentives to officers to work toward maximizing stockholder value. The Committee views stock options as one of the more important components of the Company's long-term, performance-based compensation philosophy. These options are provided through initial grants at or near the date of hire and through subsequent periodic grants based upon performance and promotions, as well as additional grants to provide continuing motivation as earlier grants vest in full. Options granted by the Company to its executive officers and other employees have exercise prices equal to fair market value at the time of grant and, generally, vest over a four-year period.

        Severance Arrangements. See Item 13 for a description of severance arrangements for certain executive officers.

        Compensation for the Chief Executive Officer. Mr. Powell's base salary was established at a level which the Committee determined to be similar to the amounts paid by comparably sized companies. Mr. Powell received a bonus of $77,459 in Fiscal Year 1997 which equaled the principal and accrued interest due and payable on a loan owed to the Company, and a tax gross-up for such payment pursuant to the agreement entered into between Mr. Powell and the Company. See "Certain Relationships and Related Transactions."

        The Committee considers equity based compensation, in the form of stock options, to be an important component of a Chief Executive Officer's compensation. These grants are intended to motivate leadership for long-term Company growth and profitability. During Fiscal Year 1997, Mr. Powell was granted options to purchase (a) 150,000 shares of the Company's Common Stock at the exercise price of $2.6875 and (b) 100,000 shares of the Company's Common Stock at the exercise price of $1.5625 per share.

        Tax Deductibility of Executive Compensation. The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code adopted under the federal Revenue Reconciliation Act of 1993. This Section disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1,000,000 in any taxable year for any of the executive officers named in the Proxy Statement, unless compensation is performance-based. The Committee has studied the impact of Section 162(m) on the Company's Option Plan.

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS


Hideyuki Tanigami
Patrick Verderico

REPORT ON REPRICING OF OPTIONS

        On December 3, 1996, the Board of Directors of the Company unanimously approved resolutions authorizing the exchange of certain outstanding stock options held by all then employees, including officers, and certain consultants of the Company on the terms described below. The overall purpose of the Company's stock option plan had been to attract and retain the services of the Company's employees and to provide incentives to such persons to exert exceptional efforts for the Company's success. The Committee concluded that the decline in the market value of the Company's Common Stock had diminished the value of the Company's stock option program as an element of the Company's compensation arrangements. Accordingly, the Committee approved the exchange program described below.

        All employees of the Company, including officers, and certain consultants were given the opportunity to exchange those unexercised options granted prior to December 2, 1996, with an exercise price above $2.6875 per share, the closing price on December 3, 1996 (the "Old Options"), for new options ("New Options") on a one-for-one basis. The exercise price of the New Options is $2.6875 per share. The expiration date of the New Options is December 2, 2006.

STOCK OPTION AND COMPENSATION COMMITTEE

Hideyuki Tanigami
Patrick Verderico

                                  TEN-YEAR OPTION REPRICINGS

 The officers of the company received repriced stock options on December 3, 1996 as follows:

                                                                                                                      LENGTH OF
                                                            NUMBER OF        MARKET                                   ORIGINAL
                                                           SECURITIES        PRICE      EXERCISE                     OPTION TERM
                                                           UNDERLYING       OF STOCK    PRICE AT       NEW            REMAINING
                 NAME AND                                   OPTION         AT TIME OF   TIME OF      EXERCISE         AT DATE OF
                 POSITION                    DATE          REPRICED(#)    REPRICING($) REPRICING($)  PRICE($)     REPRICING (MONTHS)
                 --------                    ----          -----------    ------------ ------------  --------     ------------------
C. Michael Powell .................     December 3, 1996      30,280          $2.6875     $5.25       $2.6875            104
   President and ..................     December 3, 1996      19,720          $2.6875     $5.25       $2.6875            104
   Chief Executive Officer ........     December 3, 1996     100,000          $2.6875     $6.00       $2.6875            111


Radu M. Vanco .....................     December 3, 1996      21,488          $2.6875     $5.25       $2.6875            104
   Executive Vice                       December 3, 1996      28,512          $2.6875     $5.25       $2.6875            104
   President, Engineering               December 3, 1996      50,000          $2.6875     $7.25       $2.6875            108
                                        December 3, 1996      55,000          $2.6875     $6.00       $2.6875            111



Daryl E. Stemm ....................     December 3, 1996      33,000          $2.6875     $6.00       $2.6875            111
   Vice President of
   Finance &
   Administration
   and Chief
   Financial Officer

Chris Carstens ....................     December 3, 1996      25,000          $2.6875     $5.25       $2.6875            104
   Vice President, Quality              December 3, 1996      25,000          $2.6875     $6.00       $2.6875            111
    and Reliability

Scott L. Parker ...................     December 3, 1996      38,185          $2.6875     $5.00       $2.6875            111
   Vice President,                      December 3, 1996     161,815          $2.6875     $5.00       $2.6875            111
   Marketing and Sales

Alan Renninger ....................     December 3, 1996      10,000          $2.6875     $7.25       $2.6875            108
   Vice President,                      December 3, 1996      10,000          $2.6875     $6.00       $2.6875            111
   Technology Development


PERFORMANCE GRAPH

        The following line graph compares the annual percentage change in the cumulative total stockholder return for the Company's Common Stock with the S&P 500 Index and the S&P Electronics (Semi/Components) Index for the period commencing May 11, 1993 (the date the Company's Common Stock first traded on the Nasdaq National Market) and ending on April 30, 1997. The graph assumes that $100 was invested on May 11, 1993, the date of the Company's initial public offering, and that all dividends are reinvested. Historic stock price performance should not necessarily be considered indicative of future stock price performance.

                            COMPARISON OF CUMULATIVE TOTAL RETURN
                   AMONG CATALYST SEMICONDUCTOR, INC., THE S & P 500 INDEX
                       AND THE S & P ELECTRONICS (SEMICONDUCTORS) INDEX

                                     [GRAPH]


                          Catalyst Semiconductor, Inc.

                          S & P 500

                          S & P Electronics (Semiconductors)


                                           5/11/93     3/31/94    3/31/95     4/30/96    4/30/97
---------------------------------------------------------------------------------------------------
Catalyst Semiconductor, Inc.        [ ]    $100.00         $41.00     $37.00      $50.00     $13.00

S & P 500                        (DELTA)   $100.00        $104.00    $120.00     $161.00    $202.00

S & P Electronics (Semiconductors)   -     $100.00        $140.00    $168.00     $217.00    $427.00
---------------------------------------------------------------------------------------------------

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP

        The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of August 3, 1997 by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each Named Officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                                               SHARES BENEFICIALLY OWNED
                                                              -----------------------------
                                                                  NUMBER      PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER                OF SHARES        TOTAL
------------------------------------------------------------ ------------------------------

United Microelectronics Corp................................      650,000          7.2%
  No. 13, Innovation Road I
  Science-Based Industrial Park
  Hsin-Chei City, Taiwan R.O.C.

Bharat Kumar (B.K.) Marya(1)................................      465,554          5.1%
  P.O. Box 250
  Los Altos, California  94023

C. Michael Powell(2)........................................      307,326          3.4%

Radu M. Vanco(2)............................................      142,320          1.6%

Lionel M. Allan(2)..........................................       38,745          *

Hideyuki Tanigami(2)........................................       59,580          *

Patrick Verderico(2)........................................        6,666          *

Daryl E. Stemm(2) ..........................................       21,275          *

Chris Carstens(2)...........................................       82,599          *

Scott L. Parker (2)(3)                                             49,999          *

Alan L. Renninger(4)........................................            0          *

All current directors and executive
officers as a group (7 persons).............................      658,511          7.3%


-----------------

* Percentage of shares beneficially owned is less than one percent of total.

(1) Includes shares issuable upon exercise of stock options as of August 3, 1997 or within 60 days thereafter as follows: 87,441 shares at $1.8000; 183,333 shares at $1.9375; and 40,000 shares at $3.00. Includes shares held by the B.K. Marya Revocable Living Trust and by Kamlesh Kumari, the mother-in-law of Mr. Marya (including shares held by Ms. Kumari as trustee of certain trusts for Mr. Marya's children). Mr. Marya disclaims beneficial ownership of such shares.

(2) Includes shares issuable upon exercise of stock options as of August 3, 1997 or within 60 days thereafter as follows:

      C. Michael Powell................ 189,102 shares at $1.9375
                                         51,562 shares at $1.9370
                                         66,662 shares at $2.6875

      Radu M. Vanco....................  46,033 shares at $1.9375
                                         27,748 shares at $1.9370
                                        68 ,539 shares at $2.6875

      Lionel M Allan...................  13,332 shares at $5.1250
                                          2,500 shares at $5.0000
                                         22,913 shares at $2.6875

      Hideyuki Tanigami................   9,165 shares at $1.9375
                                         43,749 shares at $1.9370
                                          6,666 shares at $6.0000

      Patrick Verderico................   6,666 shares at $5.0000

      Daryl E. Stemm...................   1,155 shares at $1.9375
                                          7,059 shares at $1.9370
                                         12,375 shares at $2.6875

      Chris Carstens...................  32,816 shares at $1.9375
                                         26,249 shares at $2.5000
                                         23,434 shares at $2.6875

      Scott L. Parker  ................  49,999 shares at $2.6875



(3) Mr. Parker's employment with the Company terminated on March 7, 1997. As of August 3, 1997, he held 49,999 shares issuable upon exercise of stock options or within 60 days thereafter.

(4) Mr. Renninger's employment with the Company terminated on March 28, 1997. As of August 3, 1997, he held no shares issuable upon exercise of stock options or within 60 days thereafter.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During Fiscal Year 1997, the Company paid approximately $135,000 to Essex Com SRL, a Romanian corporation ("Essex"), for engineering services. Radu
M. Vanco, the Company's Executive Vice President of Engineering owns 100% of the capital stock of Essex. Negotiations with Essex to determine the fee for such services were conducted as an arms length commercial negotiation and did not include any participation by Mr. Vanco.

        In March 1994, the Company loaned Radu M. Vanco, then Vice President Engineering and, since October 1995, Executive Vice President of Engineering, $100,000 payable in two years with interest at 6% per annum. The loan proceeds were used by Mr. Vanco for his home. On March 12, 1996, the Company and Mr. Vanco agreed to a bonus arrangement which has the effect of (a) forgiving the principal and accrued interest on the note on a monthly basis over two years commencing March 16, 1996 as long as he remains employed by the Company and (b) forgiving the principal and accrued interest immediately if he is terminated without cause or in the event of a change in control. The principal and accrued interest on the note becomes immediately due and payable if he voluntarily resigns or is terminated for cause. At the end of Fiscal Year 1997, $44,792 in principal and accrued interest were outstanding on the note.

        In September 1995, the Company loaned C. Michael Powell, Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company, $200,000 payable in five years with interest at 7% per annum. The loan proceeds were used by Mr. Powell for his home. The agreement between the parties provides for a bonus arrangement which has the effect of (a) forgiving the principal and accrued interest on the note over five years on a monthly basis commencing October 7, 1995 as long as he remains employed by the Company and (b) forgiving the principal and accrued interest immediately if he is terminated without cause or in the event of a change of control. In addition he receives an amount equal to any federal or state taxes payable with respect to such bonuses. The principal and accrued interest on the note becomes immediately due and payable if he voluntarily resigns or is terminated for cause. At the end of Fiscal Year 1997, $147,143 in principal and accrued interest were outstanding on the note.

        The Company entered into employment agreements with Messrs. Powell, Vanco, Carstens and Stemm in August, October, April and September 1995, respectively, which entitle such officers to a one-time severance payment upon any involuntary termination by the Company without cause. Pursuant to the terms and conditions of said agreements, for terminations resulting from a merger, sale or change in ownership of the Company, severance payments shall be as follows: Mr. Powell will receive to 2, 1-1/2, 1 and -1/2 times his salary if terminated within one, two, three or more than three years, respectively, of his agreement; Mr. Vanco will receive 1-1/2, 1 and -1/2 times his salary if terminated within one, two or more than two years, respectively, of his Agreement; and Messrs. Carstens and Stemm will receive one-half their respective salary if so terminated. If involuntary termination without cause should occur in the absence of a merger, sale or change in control of the Company, then the severance payment for Messrs. Powell, Vanco, Carstens and Stemm shall equal 1, 1/2, 1/4 and 1/2 times their respective annual salaries. For the purposes of determining the severance payments described above, salary is defined as the salary payable to an officer for the fiscal year in which such officer's termination occurs.

        The Company has entered into separate indemnification agreements with each of its directors and executive officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

        Hideyuki Tanigami, a director of the Company, is President of Marubun USA Corporation, a wholly owned subsidiary of Marubun Japan. Marubun Japan is a distributor of the Company's products in Japan and accounted for approximately 14% of the Company's net revenues in Fiscal Year 1997.

        In connection with the sale by the Company and the purchase by United Microelectronics Corporation, a corporation organized and existing under the laws of the Republic of China ("UMC"), of 650,000 shares of Common Stock in February 1996, UMC agreed to provide the Company with specified levels of wafer supplies and UMC and the Company entered into certain mutual licensing arrangements. UMC also obtained certain registration rights relating to the Common Stock purchased.

        The terms of the transactions described above were negotiated at arms length such that the terms were as favorable to the Company as could have been obtained from an unaffiliated third party.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Clara and State of California, on August 28, 1997.

                          CATALYST SEMICONDUCTOR, INC.

                          By: /S/ C. Michael Powell
                             -----------------------------------------------
                              C. Michael Powell
                              Chairman of the Board of Directors, President, and Chief Executive Officer


                                POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   August 28, 1997                     By: /S/ C. Michael Powell
                                               ----------------------------------------------------
                                                 C. Michael Powell
                                                 Chairman of the Board of Directors, President,
                                                   and Chief Executive Officer

Date:   August 28, 1997                     By:  *
                                               ----------------------------------------------------
                                                 Daryl E. Stemm
                                                 Vice President of Finance and Administration and
                                                 Chief Financial Officer

Date:   August 28, 1997                     By:  *
                                               ----------------------------------------------------
                                                 Radu M. Vanco
                                                 Executive Vice President, Engineering and Director

Date:   August 28, 1997                     By:  *
                                               ----------------------------------------------------
                                                 Lionel M. Allan
                                                 Director

Date:   August 28, 1997                     By:  *
                                               ----------------------------------------------------
                                                 Hideyuki Tanigami
                                                 Director

Date:   August 28, 1997                     By:  *
                                               ----------------------------------------------------
                                                 Patrick Verderico
                                                 Director

*   /S/ C. Michael Powell
--------------------------------
By:  C. Michael Powell
        Attorney-in-fact