Form 10-Q
period 1997-07-31
CATALYST SEMICONDUCTOR INC
filed 1997-09-17
CIK 899636

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended July 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________to _________.


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





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of August 3, 1997 was 8,045,751

--------------------------------------------------------------------------------
                                  Page 1 of 14

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets
           at July 31, 1997 and April 30, 1997........................Page 3

         Unaudited Condensed Consolidated Statements of Operations for the three month periods ended July 31, 1997 and 1996...Page 4

         Unaudited Condensed Consolidated Statements of
           Cash Flows for the three month periods ended July 31, 1997 and 1996...................................................Page 5

         Notes to Unaudited Condensed Consolidated
           Financial Statements.......................................Page 6-7

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition  .......................Page 7-11



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................Page 12

Item 6.  Exhibits and Reports on Form 8-K.............................Page 12

Signatures ...........................................................Page 13

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                   July 31,  April 30,
                                                                                    1997      1997
                                                                                   --------  --------
     ASSETS

Current assets:
   Cash and cash equivalents....................................................   $ 1,606   $ 2,695
   Restricted cash .............................................................     5,250     5,250
   Accounts receivable, net ....................................................     8,381     7,074
   Inventories .................................................................    12,157    12,732
   Other assets ................................................................       987       895
                                                                                   -------   -------
       Total current assets ....................................................    28,381    28,646
Property and equipment, net ....................................................     4,124     3,907
                                                                                   -------   -------
                                                                                   $32,505   $32,553
                                                                                   =======   =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank and other short-term debt ..............................................   $ 4,648   $ 3,449
   Accounts payable ............................................................    11,448
                                                                                              10,942
   Accrued expenses ............................................................     1,587
                                                                                               1,269
   Deferred gross profit on shipments to distributors ..........................       403       378
   Current portion of long-term debt and capital lease obligations .............       593       593
                                                                                   -------   -------
       Total current liabilities ...............................................    18,679    16,631
Long-term debt and capital lease obligations ...................................       525     1,885
                                                                                   -------   -------
       Total liabilities .......................................................    19,204    18,516

Total stockholders' equity .....................................................    13,301    14,037
                                                                                   -------   -------
                                                                                   $32,505   $32,553
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

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                          Three Months Ended
                                                   -------------------------------
                                                   July 31, 1997     July 31, 1996
                                                   -------------     -------------
Net revenues ................................          $ 9,548           $15,832

Cost of revenues ............................            7,173            11,121
                                                       -------           -------
Gross profit ................................            2,375             4,711

Research and development ....................            1,180             1,273
Selling, general and administrative .........            1,792             2,261
                                                       -------           -------
Income (loss) from operations ...............             (597)
                                                                           1,177

Interest income (expense), net ..............             (185)               28
                                                       -------           -------
Income (loss) before income taxes ...........             (782)            1,205

Income tax provision ........................             --                  46
                                                       -------           -------
Net income (loss) ...........................          $  (782)          $ 1,159
                                                       =======           =======
Net income (loss) per share .................          $ (0.10)          $  0.13
                                                       =======           =======
Shares used in per share calculation ........            8,008             8,881
                                                       =======           =======

         See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Three Months Ended
                                                                                   ----------------------
                                                                                   July 31,      July 31,
                                                                                     1997          1996
                                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................................     $  (782)     $ 1,159
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
      Depreciation and amortization ...........................................         459          436
      Changes in assets and liabilities:
       Accounts receivable ....................................................      (1,307)      (1,091)
       Inventories ............................................................         575           27
       Other assets ...........................................................         (92)         (61)
       Accounts payable .......................................................         506       (1,860)
       Accrued expenses .......................................................         318         (392)
       Deferred gross profit on shipments to distributors .....................          25           43
                                                                                    -------      -------
         Net cash used in operating activities ................................        (298)      (1,739)
                                                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments ...........................................          --           --
   Cash used for the acquisition of equipment .................................        (676)        (925)
   Proceeds from the disposal of equipment ....................................          --           --
                                                                                    -------      -------
         Cash used in investing activities ....................................        (676)        (925)
                                                                                    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock transactions, net .............................................          46          351
   Net proceeds from line of credit ...........................................    .     10        2,300
   Payment of long-term debt and  capital lease obligations ...................        (171)        (216)
                                                                                    -------      -------
         Cash provided by (used in) financing activities ......................        (115)       2,435
                                                                                    -------      -------

Net decrease in cash and cash equivalents ......................................     (1,089)        (229)
Cash and cash equivalents at beginning of the period ..........................       2,695        2,966
                                                                                    -------      -------

Cash and cash equivalents at end of the period ................................     $ 1,606      $ 2,737
                                                                                    =======      =======



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1997 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997. The results of operations for the three month period ended July 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - NET INCOME (LOSS) PER SHARE

        Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period presented. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options (using the treasury stock method). Common Stock equivalents were excluded from the net income (loss) per share calculations for the three month periods ended July 31, 1997 as their effect was anti-dilutive.


NOTE 3 - CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):

                                                       July 31,      April 30,
                                                         1997         1997
                                                       --------      --------
Inventories:
   Work-in-process ...............................     $  6,394      $  5,123
   Finished goods ................................        5,763         7,609
                                                       --------      --------
                                                       $ 12,157      $ 12,732
                                                       ========      ========
Property and equipment:
   Engineering and test equipment ................     $  8,509      $  9,392
   Computer hardware and software ................        3,458         3,364
   Furniture and office equipment ................        1,196         1,183
                                                       --------      --------
                                                         13,163        13,939
   Less: accumulated depreciation and amortization       (9,039)      (10,032)
                                                       --------      --------
                                                       $  4,124      $  3,907
                                                       ========      ========

NOTE 4 - DEBT:

        Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 2.25%. In addition, the bank agreement contains restrictive covenants with which the Company was in compliance as of July 31, 1997.

        On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan which bears interest at 18% is payable on May 15, 1998.

        As of July 31, 1997, the Company owed approximately $521,000 on equipment loans. The loans which bear interest at 9.57% and 9.87% are payable in fixed monthly installments through August, 2001.

                          CATALYST SEMICONDUCTOR, INC.

NOTE 5 - SUBSEQUENT EVENT:

        On May 22, 1996 Samsung Semiconductor filed a complaint against the Company in the Superior Court for the County of Santa Clara. The complaint alleged that the Company failed to pay for integrated circuits delivered to the Company by Samsung and sought $1.1 million in damages for breach of contract. On September 2, 1997, the Company and Samsung reached a settlement agreement. The Company accrued $1.1 million at the time of the purchase and this accrual was sufficient to meet the requirements of the resultant settlement agreement.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENT FAS 128:

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's quarter ending April 30, 1998. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the quarter ended July 31, 1997 and for the comparable period in the prior year, the Company's earnings (loss) per share would have been as follows:

                                             Quarter ended July 31,
                                           -------------------------
                                             1997              1996
                                           -------             -----
Basic earnings (loss) per share            $ (0.10)            $0.15
Diluted earnings (loss) per share          $ (0.10)            $0.13


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

RESULTS OF OPERATIONS

        Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. The Company generally does not recognize revenues on such sales until the distributor resells the Company's products. Total revenues decreased by 40% to $9.5 million for the quarter ended July 31, 1997 from $15.8 million for the quarter ended July 31, 1996. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. The Company's backlog as of July 31, 1997 was at its highest end-of-quarter level since January 31, 1996. The increase in bookings were primarily attributable to demand for the Company's Flash memory devices targeted at personal computer and disk drive applications.

        Gross Profit. Gross profit decreased by 50% to $2.4 million, or 25% of revenues, for the quarter ended July 31, 1997 from $4.7 million, or 30% of revenues, for the quarter ended July 31, 1996. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. Lower cost versions of the Company's Serial and Parallel EEPROMs, produced on 0.8 micron processes, and Flash memory devices, produced on 0.6 micron processes, are currently in design or already released to production.

        Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased by 7% to $1.2 million, or 12% of revenues, for the quarter ended July 31, 1997 from $1.3 million, or 8% of revenues, for the quarter ended July 31, 1996. The primary reasons for the

                          CATALYST SEMICONDUCTOR, INC.

decrease in absolute dollars spent were lower material costs for wafers being evaluated for new products and new versions of current products, offset in part by higher facility costs related to the Company's move into a new building in August 1996.

        Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses decreased by 21% to $1.8 million, or 19% of revenues, for the quarter ended July 31, 1997 from $2.3 million, or 14% of revenues, for the quarter ended July 31, 1996. The primary reason for the decrease in absolute dollars spent was decreased personnel costs, due to reductions in headcount including the Company's reduction in workforce in November 1996.

        Net Interest Income (Expense.) Net interest expense was $185,000 for the quarter ended July 31, 1997 compared to net interest income of $28,000 for the quarter ended July 31, 1996. The change was primarily attributable to increased average outstanding borrowings.

        Income Tax Provision. As a result of the Company's loss, the provision for income taxes decreased to zero in the quarter ended July 31, 1997 from $46,000 in the quarter ended July 31, 1996.

        As of April 30, 1997 the Company had available net operating loss carryforwards of approximately $21.0 million and credit carryforwards of approximately $1.0 million for federal tax purposes, expiring from 2001 to 2008. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

LIQUIDITY AND CAPITAL RESOURCES

        Total cash (including $5.3 million of restricted cash) decreased $1.1 million to $6.9 million as of July 31, 1997 from $7.9 million as of April 30, 1997. The decrease was primarily attributable to net cash used for the acquisition of equipment and by operating activities. As of July 31, 1997, $5.3 million of the total cash was pledged as security on letters of credit required by certain of the Company's wafer foundries. Net cash used by operating activities totaled $0.3 million for the three months ended July 31, 1997. This net use of cash was primarily attributable to an increase in accounts receivable and net operating losses, offset in part by an increase in accounts payable and a decrease in inventories.

        Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 2.25%. In addition, the bank agreement contains restrictive covenants with which the Company was in compliance as of July 31, 1997.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

        The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions shareholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal quarter ending October 31, 1997, for the fiscal year ending April 30, 1998, and future fiscal quarters and years to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

        The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

                          CATALYST SEMICONDUCTOR, INC.

        Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products (such as the increase in demand for the Company's Flash memory devices targeted at personal computer and disk drive applications experienced in the quarter ended July 31, 1997), volatility in supply and demand affecting market prices generally (such as the Company experienced in fiscal 1997), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations in manufacturing yields, changes in product mix, wafer price increases due to foreign currency fluctuations and general economic conditions.

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

        Dependence on Independent Foreign Manufacturers; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products. The Company principally utilizes facilities of Oki Electric Industry Co., Ltd. ("OKI") in Japan, and is initiating manufacturing of certain products at United Microelectronics Corporation ("UMC") in Taiwan, to fabricate and test the Company's wafers, and subcontractors in South East Asia to assemble and test finished integrated circuits. To date, a majority of these wafers and all of the Company's Flash memory wafers have been manufactured by OKI. The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors, and as is typical in the semiconductor industry the Company's outside wafer foundries from time to time have experienced lower than anticipated production yields. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. The loss of OKI as a supplier, the inability to complete the commencement of fabrication at UMC on a timely basis, any prolonged inability to obtain adequate yields or deliveries from OKI or other subcontractor manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure supplies and services from these foreign subcontractor manufacturers on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. The Company has a wafer purchase agreement with OKI that is based upon the exchange rate between the US dollar and Japanese Yen. As a result, exchange rate fluctuations may cause the Company's cost per die to fluctuate in the future and gross profit could be adversely affected. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories.

   International Operations. For the three monts ended July 31, 1997, international sales accounted for 63% of the Company's product sales. In fiscal 1997, 1996 and 1995, international sales accounted for 65%, 60% and 61%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. There can be no

                          CATALYST SEMICONDUCTOR, INC.

assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

        Inventory. The cyclical nature of the semiconductor industry periodically results in shortages and oversupply of wafer fabrication capacity such as the Company experiences from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. During the quarter ended July 31, 1997, the Company's inventory decreased by $600,000 to $12.2 million There can be no assurance that the Company's inventory will be reduced further by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of any of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, a decline in the market value of inventory or other related factors.

        New Product Development and Technological Change. The markets for the Company's products are characterized by rapidly changing technology and product obsolescence, and the timely introduction of new products is a key factor in the success of the Company's business. In particular, the Company's future success will depend on its ability to develop and implement new design and process technologies which enable the Company to achieve higher product densities and thereby reduce product costs. For example, most of the Company's products are currently designed and manufactured using a 1.0 micron CMOS EEPROM process or a
0.7 micron Flash memory process. There can be no assurance that the Company will be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. The Company is currently working on major transitions in design and process technologies. These transitions are to change certain EEPROM products from 1.0 micron to 0.8 micron designs, Flash memory products from 0.7 micron to 0.6 micron designs and the development of new Flash memory products on
0.5 micron designs at UMC. Delays in developing new products, achieving volume production of new products, successfully completing technology transitions or the lack of commercial acceptance of new products introduced by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Flash Memory Market. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies and intense overall competition. The Company's fiscal 1997 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997 operating results and could further adversely affect the Company's future operating results.

        Competition. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution and other resources than the Company. The Company's future success will depend, in large part, upon its ability to attract and retain highly qualified employees. The can be no assurance that the Company will be able to complete successfully in the future.

        The Company's more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive attributes. Price competition is significant and expected to continue. Principal competitors with respect to the Company's EEPROM products currently include SGS-Thomson, National Semiconductor, Atmel and Xicor, as well as the Company's strategic manufacturing partner Oki, all of which have substantially greater resources than the Company.

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

        Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions in fiscal 1997.

        Dependence on Proprietary Technology; Risk of Intellectual Property Litigation. In the semiconductor industry companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. There can be no assurance that the Company will not receive any such notification or that proceedings alleging infringement of intellectual property rights will not be commenced against the Company in the future. In such event, there can be no assurances that the Company could obtain any required licenses of third party intellectual property rights or could obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require the Company to cease production of its products until the Company develops a non-infringing design or process. Moreover, the cost of litigation of any such claim or damages resulting therefore could be substantial and could materially and adversely affect the Company's business, financial condition and results of operations.

        Dependence upon Key Personnel. The Company's ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees, and the continued ability to attract and retain additional highly qualified personnel. Competition for such personnel, particularly for highly skilled design, process and test engineers, is intense and there can be no assurance that the Company can retain such personnel or that it can attract other highly qualified personnel. The loss of or failure to attract and retain any such highly qualified personnel could have a material adverse affect on the Company's business, financial condition and results of operations.

        Takeover Resistive Measures. The Company's Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of Common Stock in the event of a third party acquires more than 15% of the Company's stock, the Board's ability to issue "blank check" Preferred Stock without stockholder approval and the Company's staggered terms for its directors, could have the effect of delaying or preventing a change in control of the Company.

        Volatility of Stock Price. The Company's stock price has been and may continue to be subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations particularly affecting the market prices for many high technology companies and small capitalization companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for the Company's Common Stock.

                          CATALYST SEMICONDUCTOR, INC.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 22, 1996, Samsung Semiconductor filed a complaint against the Company in the Superior Court for the County of Santa Clara. The complaint alleged that the Company failed to pay for integrated circuits delivered to the Company by Samsung. On September 11, 1997, the court approved a settlement between the Company and Samsung.

         On January 30, 1997, ASAT, Inc. filed a complaint against the Company in Superior Court for the County of Santa Clara. The complaint alleged breach of contract against the Company for failure to pay for wafers manufactured by ASAT's affiliate. On September 11, 1997, the court approved a settlement between the Company and ASAT.

ITEM 5.

         See information included under Item 1 hereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         10.49 Loan and Security Agreement dated June 19, 1997 between Coast Business Credit and the Registrant.

         27    Financial Data Schedule

(b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended July 31, 1997.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date: September 16, 1997                 By: /s/ C. Michael Powell
      ------------------                     ---------------------
                                             C. Michael Powell
                                             Chairman of the Board of Directors,
                                               President and Chief Executive
                                               Officer


Date: September 16, 1997                 By: /s/ Daryl E. Stemm
      ------------------                     ------------------
                                             Daryl E. Stemm
                                             Vice President of Finance and
                                               Administration and Chief
                                               Financial Officer

                                EXHIBIT INDEX




     Exhibit            Description
    ---------          -------------

     10.49 Loan and Security Agreement between the Company and Coast Business Credit dated June 19, 1997.

     27         Financial data schedule