Form 10-Q
period 1997-10-31
CATALYST SEMICONDUCTOR INC
filed 1997-12-17
CIK 899636

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended October 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _______ to ______.


                         COMMISSION FILE NUMBER: 0-21488


                          CATALYST SEMICONDUCTOR, INC.
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                             77-0083129
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)


                              1250 BORREGAS AVENUE,
                           SUNNYVALE, CALIFORNIA 94089
                        (Address, including zip code, of
                    Registrant's principal executive offices)


                                 (408) 542-1000
                         (Registrant's telephone number,
                              including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of November 2, 1997 was 8,378,058
--------------------------------------------------------------------------------

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Unaudited Condensed Consolidated Balance Sheets
          at October 31, 1997 and April 30, 1997............................................................   Page 3

        Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended October 31, 1997 and 1996............................................................  Page 4

        Unaudited Condensed Consolidated Statements of Cash Flows for the six
          month period ended October 31, 1997 and 1996......................................................   Page 5

        Notes to Unaudited Condensed Consolidated Financial Statements......................................   Pages 6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL Condition...............   Pages 7-12



                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................................   Page 12

SIGNATURES..................................................................................................   Page 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       Oct. 31,    April 30,
                                                                        1997         1997
                                                                       -------      -------
    ASSETS

Current assets:
  Cash and cash equivalents .....................................      $ 1,385      $ 2,695
  Restricted cash ...............................................        5,250        5,250
  Accounts receivable, net ......................................        7,772        7,074
  Inventories ...................................................       10,900       12,732
  Other assets ..................................................        1,209          895
                                                                       -------      -------
      Total current assets ......................................       26,516       28,646
Property and equipment, net .....................................        4,150        3,907
                                                                       -------      -------
                                                                       $30,666      $32,553
                                                                       =======      =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank and other short-term debt ................................      $ 5,328      $ 3,449
  Accounts payable ..............................................       10,555       10,942
  Accrued expenses ..............................................        1,159        1,269
  Deferred gross profit on shipments to distributors ............          392          378
                                                                        ------       ------
  Current portion of long-term debt and capital lease obligations          474          593
                                                                        ------       ------
      Total current liabilities .................................       17,908       16,631
Long-term debt and capital lease obligations ....................          549        1,885
      Total liabilities .........................................       18,457       18,516

Total stockholders' equity ......................................       12,209       14,037
                                                                       -------      -------
                                                                       $30,666      $32,553
                                                                       =======      =======


                    See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                               Three Months Ended            Six Months Ended
                                                            -----------------------       -----------------------
                                                        Oct. 31, 1997   Oct. 31, 1996   Oct. 31, 1997  Oct. 31, 1996
                                                        -------------   -------------   ------------   ------------
Net revenues .........................................      $ 10,175       $ 12,078       $ 19,723       $ 27,910

Cost of revenues .....................................         9,021         10,138         16,194         21,259
                                                            --------       --------       --------       --------
Gross profit .........................................         1,154          1,940          3,529          6,651

Research and development .............................         1,048          1,717          2,228          2,990

Selling, general and administrative ..................         1,851          2,684          3,643          4,945
                                                            --------       --------       --------       --------
Income (loss) from operations ........................        (1,745)        (2,461)        (2,342)        (1,284)

Interest income (expense), net .......................          (203)             5           (388)            33
                                                            --------       --------       --------       --------
Income (loss) before income taxes ....................        (1,948)        (2,456)        (2,730)        (1,251)

Income tax provision .................................           ---             32            ---             78
                                                            ========       ========       ========       ========
Net income (loss)  ...................................      $ (1,948)      $ (2,488)      $ (2,730)      $ (1,329)
                                                            ========       ========       ========       ========

Net income (loss) per share ..........................      $  (0.24)      $  (0.31)      $  (0.34)      $  (0.17)
                                                            ========       ========       ========       ========

Shares used in per share calculation .................         8,204          7,909          8,106          7,883
                                                            ========       ========       ========       ========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Six Months Ended
                                                                                    ---------------------
                                                                                 Oct. 31, 1997  Oct. 31, 1996
                                                                                 -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................      $(2,730)      $(1,329)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
     Depreciation and amortization ...........................................          968           867
     Changes in assets and liabilities:
      Accounts receivable ....................................................         (698)        1,193
      Inventories ............................................................        1,832           126
      Other assets ...........................................................         (314)          285
      Accounts payable .......................................................         (387)       (2,826)
      Accrued expenses .......................................................         (110)         (106)
      Deferred gross profit on shipments to distributors .....................           14          (669)
                                                                                    -------       -------
        Net cash used in operating activities ................................       (1,425)       (2,459)
                                                                                    -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in short-term investments ...........................................          ---           ---
  Cash used for the acquisition of equipment .................................       (1,211)       (1,892)
  Proceeds from the disposal of equipment ....................................          ---           ---
        Cash used in investing activities ....................................       (1,211)       (1,892)
                                                                                    -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock transactions, net .............................................          902           456
  Net proceeds from line of credit ...........................................          690         4,750
  Proceeds from new long-term debt ...........................................          ---           617
  Payment of long-term debt and capital lease obligations ....................         (266)         (322)
                                                                                    -------       -------
        Cash provided by financing activities ................................        1,326         5,501
                                                                                    -------       -------

Net increase (decrease) in cash and cash equivalents .........................       (1,310)        1,150
Cash and cash equivalents at beginning of the period .........................        2,695         2,966
                                                                                    -------       -------

Cash and cash equivalents at end of the period ...............................      $ 1,385       $ 4,116
                                                                                    =======       =======


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1997 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997. The results of operations for the three and six month periods ended October 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

  The Company's fiscal year and its first, second and third fiscal quarters end the Sunday closest to April 30, July 31, October 30 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

NOTE 2 - NET INCOME (LOSS) PER SHARE

  Net income (loss) per common and common equivalent share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during each period presented. Dilutive common equivalent shares consist of common stock issuable upon the exercise of stock options (using the treasury stock method). Common Stock equivalents were excluded from the net income (loss) per share calculations for the three and six month periods ended October 31, 1997 and 1996 as their effect was anti-dilutive.


NOTE 3 - CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):


                                                        Oct. 31,       April 30,
                                                          1997           1997
                                                        --------       --------
Inventories:
   Work-in-process ...............................      $  7,784       $  5,123
   Finished goods ................................         3,116          7,609
                                                        --------       --------
                                                        $ 10,900       $ 12,732
                                                        ========       ========
Property and equipment:
   Engineering and test equipment ................      $  8,707       $  9,392
   Computer hardware and software ................         3,508          3,364
   Furniture and office equipment ................         1,401          1,183
                                                        --------       --------
                                                          13,616         13,939
   Less: accumulated depreciation and amortization        (9,466)       (10,032)
                                                        --------       --------
                                                        $  4,150       $  3,907
                                                        ========       ========

NOTE 4 - DEBT:

  Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 2.25%. In addition, the bank agreement contains restrictive covenants with which the Company was in compliance as of October 31, 1997.

  On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan which bears interest at 18% is payable on May 15, 1998.

  As of October 31, 1997, the Company owed approximately $0.5 million on equipment loans. The loans which bear interest at 9.57% and 9.87% are payable in fixed monthly installments through August, 2001.

                          CATALYST SEMICONDUCTOR, INC.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENT FAS 128:

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's quarter ending April 30, 1998. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three and six periods ended October 31, 1997 and for the comparable periods in the prior year, the Company's earnings (loss) per share would have been as follows:


                                              Three Months Ended,                 Six Months Ended
                                        ------------------------------      ------------------------------
                                        Oct. 31, 1997    Oct. 31, 1996      Oct. 31, 1997    Oct. 31,1996
                                        -------------    -------------      ------------     ------------
Basic earnings (loss) per share .          $  (0.24)       $  (0.31)           $  (0.34)       $  (0.17)
Diluted earnings (loss) per share          $  (0.24)       $  (0.31)           $  (0.34)       $  (0.17)


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

RESULTS OF OPERATIONS

  Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. The Company generally does not recognize revenues on such sales until the distributor resells the Company's products. Total revenues decreased by 16% to $10.2 million for the quarter ended October 31, 1997 from $12.1 million for the quarter ended October 31, 1996. For the six months ended October 31, 1997, total revenues decreased 29% to $19.7 million from $27.9 million for the six months ended October 31, 1996. The decreases were primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. For the six months ended October 31, 1997, approximately 48% of the Company's revenues were derived from sales of its Flash memory devices primarily used in personal computer and disk drive applications and approximately 70% of the Company's revenues were derived from shipments to international customers.

  Gross Profit. Gross profit decreased by 41% to $1.2 million, or 11% of revenues, for the quarter ended October 31, 1997 from $1.9 million, or 16% of revenues, for the quarter ended October 31, 1996. For the six months ended October 31, 1997, gross profit decreased by 47% to $3.5 million, or 18% of revenues, from $6.7 million, or 24% of revenues, for the six months ended October 31, 1996. The decreases in absolute dollars were primarily attributable to reduced revenues and a $1.0 million charge taken in the quarter ended October 31, 1997 against inventory to write down the value of certain inventories to reflect current market pricing. The decreases as a percentage of revenues were primarily attributable to that $1.0 million charge against inventory. Gross margins were also adversely affected by excess supply of competitive products and other adverse industry-wide conditions, lower than anticipated yields achieved on the Company's 0.6 micron version of its Flash memory devices, rework charges incurred to re-mark and re-test certain products in preparation of shipping those products to customers of the Company, and expedite charges incurred to ensure that delivery was made in time to meet customer schedules.

                          CATALYST SEMICONDUCTOR, INC.


  Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased by 39% to $1.0 million, or 10% of revenues, for the quarter ended October 31, 1997 from $1.7 million, or 14% of revenues, for the quarter ended October 31, 1996. For the six months ended October 31, 1997, R&D expenses decreased by 25% to $2.2 million, or 11% of revenues, from $3.0 million, or 11% of revenues, for the six months ended October 31, 1996. The primary reason for the decreases in absolute dollars spent was lower material costs for wafers being evaluated for new products and new versions of current products.

  Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses decreased by 31% to $1.9 million, or 18% of revenues, for the quarter ended October 31, 1997 from $2.7 million, or 22% of revenues, for the quarter ended October 31, 1996. For the six months ended October 31, 1997, SG&A expenses decreased by 26% to $3.6 million, or 18% of revenues, from $4.9 million, or 18% of revenues, for the six months ended October 31, 1996. The primary reason for the decreases in absolute dollars spent was decreased personnel costs, due to reductions in headcount including the Company's reduction in workforce in November 1996.

  Net Interest Income (Expense.) Net interest expense was $203,000 for the quarter ended October 31, 1997 compared to net interest income of $5,000 for the quarter ended October 31, 1996. Net interest expense was $388,000 for the six months ended October 31, 1997 compared to net interest income of $33,000 for the six months ended October 31, 1996. The changes were primarily attributable to increased average outstanding borrowings.

  Income Tax Provision. As a result of the Company's losses, the provision for income taxes decreased to zero in fiscal 1998.

  As of April 30, 1997 the Company had available net operating loss carryforwards of approximately $21.0 million and credit carryforwards of approximately $1.0 million for federal tax purposes, expiring from 2001 to 2008. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

LIQUIDITY AND CAPITAL RESOURCES

  Total cash (including $5.3 million of restricted cash) decreased $1.3 million to $6.6 million as of October 31, 1997 from $7.9 million as of April 30, 1997. The decrease was primarily attributable to net cash used for the acquisition of equipment and by operating activities. As of October 31, 1997, $5.3 million of the total cash was pledged as security on letters of credit required by certain of the Company's wafer foundries. Net cash used by operating activities totaled $1.4 million for the six months ended October 31, 1997. This net use of cash was primarily attributable to net operating losses and an increase in accounts receivable, offset in part by a decrease in inventories.

  Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 2.25%. In addition, the bank agreement contains restrictive covenants with which the Company was in compliance as of October 31, 1997.

  The Company is currently seeking additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If the Company is not successful in raising additional capital, it believes that current cash balances, cash generated from operations and borrowings available under the Company's bank line of credit and from equipment financing, together with reductions in operating expenses and capital expenditures will permit the Company to fund operations through fiscal 1998. However, this could have a material adverse affect on the operations and future operating results of the Company.

                          CATALYST SEMICONDUCTOR, INC.


CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

  The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions shareholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal quarter ending January 31, 1998 for the fiscal year ending April 30, 1998, and future fiscal quarters and years to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

  The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

  Future Capital Needs. The Company has had limited cash resources in recent periods and operating activities have consumed significant amounts of cash. However, the Company believes that substantial investments in research and development and sales and marketing expenses are essential to revenue growth and to maintain and enhance the Company's competitive position. There can be no assurance that the Company will be able to generate sufficient cash from operations or other sources to fund these investments. Moreover, there can be no assurance that such expenditures will result in successful product introductions or increased revenues. Although certain expenses can be managed or controlled on a short term basis, a substantial portion of such expenses are essentially fixed on a quarter to quarter basis. As a result, to the extent the Company suffers adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company may be unable to take actions in the short term to substantially reduce expenses. Moreover, to the extent the Company undertakes actions to further reduce expense levels and cash requirements, such actions could adversely affect the Company's operations and future operating results. The Company is currently seeking additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that such funding will be available at acceptable terms, if at all, in which case the Company would need to reduce operating expenses and capital expenditures. Such reductions would have a material adverse affect on the operations and future operating results of the Company.

  Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products (such as the increase in demand for the Company's Flash memory devices targeted at personal computer and disk drive applications), volatility in supply and demand affecting market prices generally (such as the increases supply of competitive products and significant declines in average selling prices experienced by the Company in fiscal 1997 and again in fiscal 1998), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations in manufacturing yields, changes in product mix, wafer price increases due to foreign currency fluctuations and general economic conditions.

  Dependence on Independent Foreign Manufacturers; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products. The Company principally utilizes facilities of Oki Electric Industry Co., Ltd. ("OKI") in Japan, and is transitioning manufacturing of certain products to United Microelectronics Corporation ("UMC") in Taiwan, to fabricate and test the Company's wafers, and subcontractors in South East Asia to assemble and test finished integrated circuits. To date, a majority of these wafers have been manufactured by OKI. The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors, and as is typical in the semiconductor industry the Company's outside wafer foundries from time to time have experienced lower than anticipated production yields. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of

                          CATALYST SEMICONDUCTOR, INC.


manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. The loss of OKI as a supplier, the inability to complete the transition to UMC on a timely basis, any prolonged inability to obtain adequate yields or deliveries from OKI or other subcontractor manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure supplies and services from these foreign subcontractor manufacturers on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. The Company has a wafer purchase agreement with OKI that is based upon the exchange rate between the US dollar and Japanese Yen. As a result, exchange rate fluctuations may cause the Company's cost per die to fluctuate in the future and gross profit could be adversely affected. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories.

  International Operations. For the six months ended October 31, 1997, international sales accounted for 70% of the Company's product sales. In fiscal 1997, 1996 and 1995, international sales accounted for 65%, 60% and 61%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

  Inventory. The cyclical nature of the semiconductor industry periodically results in shortages and oversupply of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. During the quarter ended October 31, 1997, the Company inventory decreased by $1.3 million to $10.9 million from $12.2 million. There can be no assurance that the Company's inventory will be reduced further by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, a decline in the market value of inventory (such as the Company experienced in the current quarter) or other related factors.

  New Product Development and Technological Change. The markets for the Company's products are characterized by rapidly changing technology and product obsolescence, and the timely introduction of new products is a key factor in the success of the Company's business. In particular, the Company's future success will depend on its ability to develop and implement new design and process technologies which enable the Company to achieve higher product densities and thereby reduce product costs. For example, most of the Company's products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a
0.6 micron Flash memory process. There can be no assurance that the Company will be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. The Company is currently working on major transitions in design and process technologies. These transitions are to change certain Flash memory products manufactured on 0.6 micron processes at Oki to 0.5 micron designs manufactured at UMC. Delays in developing new products, achieving volume production of new products, successfully completing technology transitions with acceptable yields and reliability or the lack of commercial acceptance of new products introduced by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

                          CATALYST SEMICONDUCTOR, INC.


  Flash Memory Market. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies and intense overall competition. The Company's fiscal 1997 and fiscal 1998 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997 and fiscal 1998 operating results and could further adversely affect the Company's future operating results.

  Competition. The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution and other resources than the Company. The Company's future success will depend, in large part, upon its ability to attract and retain highly qualified employees. The can be no assurance that the Company will be able to compete successfully in the future.

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

  The market for Flash memory products is relatively new and has been characterized by long production cycles, irregular yields, competing technologies and, particularly since the first quarter of fiscal 1997, intense price competition. The Company believes it currently competes successfully with respect to product performance, price and customer service on its Flash memory products. In fact, the Company guarantees that all of its Flash memory products will provide 100,000 cycle read/write cycle endurance. However, there can be no assurance that the Company will be able to compete successfully in the future against its competitors on the bases of these or other competitive factors.

  Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions in fiscal 1997 and fiscal 1998.

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



                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBITS:

         27     Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter ended October 31, 1997.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date:   December 16, 1997      By: /s/   C. Michael Powell
        -----------------          -----------------------
                                   C. Michael Powell
                                   Chairman of the Board of Directors, President
                                   and Chief Executive Officer


Date:   December 16, 1997      By: /s/   Daryl E. Stemm
        -----------------          --------------------
                                   Daryl E. Stemm
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer

                                 Exhibit Index

Exhibit                           Description
-------                           -----------

  27                         Financial Data Schedule