Form 10-Q
period 1998-01-31
CATALYST SEMICONDUCTOR INC
filed 1998-03-18
CIK 899636

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended January 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _______ to _______.


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of March 1, 1998 was 8,445,443

-------------------------------------------------------------------------------

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Consolidated Balance Sheets
        at January 31, 1998 and April 30, 1997 ...............................................   Page 3

        Unaudited Condensed Consolidated Statements of Operations for the three and nine month
        periods ended January 31, 1998 and 1997 ..............................................   Page 4

        Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods
        ended January 31, 1998 and 1997 ......................................................   Page 5

        Notes to Unaudited Condensed Consolidated Financial Statements .......................   Pages 6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION ...................................................   Pages 7-13



                                     PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................................   Page 14

SIGNATURES ..................................................................................   Page 15


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    Jan. 31,          April 30,
                                                                     1998               1997
                                                                   ---------         ----------
  ASSETS

Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .   $ 1,231           $ 2,695
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .     5,250             5,250
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . .     7,177             7,074
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .     7,192            12,732
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     1,018               895
                                                                     -------           -------
      Total current assets . . . . . . . . . . . . . . . . . . . .    21,868            28,646
Property and equipment, net. . . . . . . . . . . . . . . . . . . .     3,212             3,907
                                                                     -------           -------
                                                                     $25,080           $32,553
                                                                     =======           =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank and other short-term debt . . . . . . . . . . . . . . . . .   $ 4,626           $ 3,449
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .    11,582            10,942
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .     1,568             1,269
  Deferred gross profit on shipments to distributors . . . . . . .       232               378
  Current portion of long-term debt and capital lease obligations        378               593
                                                                     -------           -------
      Total current liabilities. . . . . . . . . . . . . . . . . .    18,386            16,631
Long-term debt and capital lease obligations.. . . . . . . . . . .       525             1,885
                                                                     -------           -------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . .    18,911            18,516
Total stockholders' equity . . . . . . . . . . . . . . . . . . . .     6,169            14,037
                                                                     -------           -------
                                                                     $25,080           $32,553
                                                                     =======           =======



       See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                   Three Months Ended          Nine Months Ended
                                             ---------------------------  ---------------------------
                                             Jan. 31, 1998 Jan. 31, 1997 Jan. 31, 1998  Jan. 31, 1997
                                             ------------- -------------  -------------  ------------
Net revenues . . . . . . . . . . . . . . . .     $10,034      $10,178        $29,757       $38,088

Cost of revenues . . . . . . . . . . . . . .      11,989        8,434         28,183        29,693
                                                 -------      -------        -------       -------
Gross profit (loss)  . . . . . . . . . . . .      (1,955)       1,744          1,574         8,395

Research and development . . . . . . . . . .       1,299        1,451          3,527         4,441
Selling, general and administrative  . . . .       2,625        1,750          6,268         6,695
                                                 -------      -------        -------       -------
Income (loss) from operations  . . . . . . .      (5,879)      (1,457)        (8,221)       (2,741)

Interest income (expense), net . . . . . . .        (161)        (106)          (549)          (73)
                                                 -------      -------        -------       -------
Income (loss) before income taxes  . . . . .      (6,040)      (1,563)        (8,770)       (2,814)

Income tax provision . . . . . . . . . . . .         ---           12            ---            90
                                                 -------      -------        -------       -------
Net income (loss)  . . . . . . . . . . . . .     $(6,040)     $(1,575)       $(8,770)      $(2,904)
                                                 =======      =======        =======       =======
Basic and diluted (loss) per share . . . . .      $ (0.72)     $ (0.20)       $ (1.07)      $ (0.37)
                                                 =======      =======        =======       =======
Shares used in basic and diluted per share
 calculation . . . . . . . . . . . . . . . .       8,417        7,933          8,188         7,900
                                                 =======      =======        =======       =======



          See accompanying notes to the unaudited condensed consolidated financial statements.


                          CATALYST SEMICONDUCTOR, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Nine Months Ended
                                                                      ------------------------------
                                                                      Jan. 31, 1998    Jan. 31, 1997
                                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . .  $(8,770)         $ (2,904)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . .    1,491             1,286
     Loss on impairment of equipment . . . . . . . . . . . . . . . . .      855               ---
     Changes in assets and liabilities:
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .     (103)            2,510
      Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .    5,540             1,959
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     (123)              374
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .    1,315            (4,610)
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .      299              (335)
      Deferred gross profit on shipments to distributors                   (146)             (607)
                                                                        -------           -------
        Net cash used in operating activities  . . . . . . . . . . . .      358           (2,327)
                                                                        -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for the acquisition of equipment . . . . . . . . . . . . .   (1,652)           (2,429)
                                                                        -------           -------
        Cash used in investing activities  . . . . . . . . . . . . . .   (1,652)           (2,429)
                                                                        -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock transactions, net . . . . . . . . . . . . . . . . . . .      228               495
  Net proceeds from line of credit . . . . . . . . . . . . . . . . . .      (12)            4,750
  Proceeds from new long-term debt . . . . . . . . . . . . . . . . . .      ---               617
  Payment of long-term debt and capital lease obligations                  (386)             (491)
                                                                        -------           -------
        Cash provided by financing activities  . . . . . . . . . . . .     (170)            5,371
                                                                        -------           -------
Net increase (decrease) in cash and cash equivalents . . . . . . . . .   (1,464)              615
Cash and cash equivalents at beginning of the period . . . . . . . . .    2,695             2,966
                                                                        -------           -------
Cash and cash equivalents at end of the period . . . . . . . . . . . .  $ 1,231           $ 3,581
                                                                        =======           =======
Non-cash activity:
 Issuance of common stock in settlement of
  accounts payable for $675,000.

      See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

  In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1997 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997. The results of operations for the three and nine month periods ended January 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

  The Company's fiscal year and its first, second and third fiscal quarters end the Sunday closest to April 30, July 31, October 30 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

NOTE 2 - NET INCOME (LOSS) PER SHARE

  The Company adopted SFAS No. 128, "Earnings Per Share" during the first third quarter of 1998. SFAS No. 128 requires presentation of both basic and diluted net income per share on the fact of the income statement. All prior period net income per share data presented has been restated in accordance with SFAS No.
128. Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. A reconciliation of the numerator and denominators of the basic and diluted income per share is presented below.


NOTE 3 - CERTAIN BALANCE SHEET CAPTIONS (IN THOUSANDS):

                                                     Jan. 31,       April 30,
                                                       1998           1997
                                                      -------        -------
Inventories:
   Work-in-process.................................   $  3,361     $  5,123
   Finished goods..................................      3,831        7,609
                                                      --------     --------
                                                      $  7,192     $ 12,732
                                                      ========     ========

  The decreased in absolute dollar were primarily attributable to reduced revenues and $3.5 million in charges taken in the quarter ended January 31, 1998. These charges were taken primarily to adjust the value of certain inventories to reflect reductions in current market pricing below the cost to produce the inventory and to adjust the value of certain inventories for which the Company has quantities that exceed six months of supply.

                                                     Jan. 31,       April 30,
                                                       1998           1997
                                                      -------        -------
Property and equipment:
   Engineering and test equipment..................   $  7,694     $  9,392
   Computer hardware and software..................      3,469        3,364
   Furniture and office equipment..................      1,272        1,183
                                                      --------     --------
                                                        12,435       13,939
   Less: accumulated depreciation and amortization      (9,223)     (10,032)
                                                      --------     --------
                                                      $  3,212     $  3,907
                                                      ========     ========

NOTE 4 - DEBT:

  Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 2.25%. The revolving line of credit is subject to compliance with loan covenants. At January 31, 1998, the Company was not in compliance with certain of the loan covenants and received a waiver from the bank for the non-compliance position.

  On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan which bears interest at 18% is payable on May 15, 1998.

                          CATALYST SEMICONDUCTOR, INC.

  As of January 31, 1998, the Company owed approximately $0.5 million on equipment loans. The loans which bear interest at 9.57% and 9.87% are payable in fixed monthly installments through August, 2001.


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

RESULTS OF OPERATIONS

  Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. The Company generally does not recognize revenues on such sales until the distributor resells the Company's products. Total revenues decreased by 1% to $10.0 million for the quarter ended January 31, 1998 from $10.2 million for the quarter ended January 31, 1997. For the nine months ended January 31, 1998, total revenues decreased 21% to $30 million from $38.1 million for the nine months ended January 31, 1997. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. For the nine months ended January 31, 1998, approximately 51% of the Company's revenues were derived from sales of its Flash memory devices primarily used in personal computer and disk drive applications and approximately 70% of the Company's revenues were derived from shipments to international customers.

  Gross Profit (Loss). Gross loss for the quarter ended January 31, 1998 was $2.0 million, or 19% of revenues, compared to gross profit of $1.7 million, or 17% of revenues, for the quarter ended January 31, 1997. For the nine months ended January 31, 1998, gross profit decreased by 81% to $1.6 million, or 5% of revenues, from $8.4 million, or 22% of revenues, for the nine months ended January 31, 1997. The decreases in absolute dollars were primarily attributable to reduced revenues and $3.5 million in charges taken in the quarter ended January 31, 1998. These charges were taken primarily to adjust the value of certain inventories to reflect reductions in current market pricing below the cost to produce the inventory and to adjust the value of certain inventories for which the Company has quantities that exceed six months of supply. In addition, the Company wrote down the value of certain assets (primarily photomasks) for which products are no longer being built. The decreases as a percentage of revenues were also primarily attributable to these charges. Gross margins were also adversely affected by excess supply of competitive products and other adverse industry-wide conditions, lower than anticipated yields achieved on the Company's 0.6 micron version of its Flash memory devices, rework charges

                          CATALYST SEMICONDUCTOR, INC.


incurred to re-mark and re-test certain products in preparation of shipping those products to customers of the Company, and expedite charges incurred to ensure that delivery was made in time to meet customer schedules.

  Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased by 10% to $1.3 million, or 13% of revenues, for the quarter ended January 31, 1998 from $1.5 million, or 14% of revenues, for the quarter ended January 31, 1997. The quarter ended January 31, 1998, included $0.2 million in charges for the write down in value of certain assets and the accrual of severance expenses related to a reduction in force. For the nine months ended January 31, 1998, R&D expenses decreased by 21% to $3.5 million, or 12% of revenues, from $4.4 million, or 12% of revenues, for the nine months ended January 31, 1997. The primary reason for the decreases in absolute dollars spent was lower material costs for wafers being evaluated for new products and new versions of current products.

  Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses increased by 50% to $2.6 million, or 26% of revenues, for the quarter ended January 31, 1998 from $1.8 million, or 17% of revenues, for the quarter ended January 31, 1997. The quarter ended January 31, 1998, included $0.6 million in charges for the accrual of severance expenses related to a reduction in force and for the provision of bad debt on certain customer receivables. For the nine months ended January 31, 1998, SG&A expenses decreased by 6% to $6.3 million, or 21% of revenues, from $6.7 million, or 18% of revenues, for the nine months ended January 31, 1997. The primary reason for the decreases in absolute dollars spent was decreased personnel costs, due to reductions in headcount including the Company's reduction in workforce in November 1996.

  Net Interest Income (Expense.) Net interest expense increased by 52% to $161,000 for the quarter ended January 31, 1998 from $106,000 for the quarter ended January 31, 1997. Net interest expense increased by 652% to $549,000 for the nine months ended January 31, 1998 from $73,000 for the nine months ended January 31, 1997. The changes were primarily attributable to increased average outstanding borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

  Total cash (including $5.3 million of restricted cash) decreased $1.4 million to $6.5 million as of January 31, 1998 from $7.9 million as of April 30, 1997. The decrease was primarily attributable to net cash used for the acquisition of equipment and by operating activities. As of January 31, 1998, $5.3 million of the total cash was pledged as security on letters of credit required by certain of the Company's wafer foundries. Net cash used by operating activities totaled $0.3 million for the nine months ended January 31, 1998. This net use of cash was primarily attributable to net operating losses, offset in part by a decrease in inventories and non-cash amounts (depreciation and loss on impairment of equipment) included in the net operating loss.

  Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 2.25%. The revolving line of credit is subject to compliance with loan covenants. At January 31, 1998, the Company was not in compliance with certain of the loan covenants and received a waiver from the bank for the non-compliance position.

On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan which bears interest at 18% is payable on May 15, 1998.

                          CATALYST SEMICONDUCTOR, INC.

  The Company is currently seeking additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If the Company is not successful in raising additional capital, it believes that current cash balances, cash generated from operations and borrowings available under the Company's bank line of credit and from equipment financing, together with substantial reductions in operating expenses and capital expenditures will permit the Company to fund operations through fiscal 1999.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

  The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, that provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions shareholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal quarter and the fiscal year ending April 30, 1998, and future fiscal quarters and years to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

  The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

  Future Capital Needs. The Company has incurred significant losses and experienced significant negative cash flow from operations and investing activities for over two years. Based upon its current operating plan, the Company believes it has adequate cash balances to fund operations through fiscal 1999. There can be no assurance, however, that the Company's actual cash requirements will not exceed anticipated levels, or that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. The Company has pursued and continues to pursue other measures designed to reduce expenses and conserve cash such as deferring payments to vendors and other suppliers, headcount reductions, deferrals of planned expenditures, other expense reductions and other measures. Such activities can have a material, adverse affect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers further adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be further adversely affected.

  The Company is currently seeking additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. The Company's fund raising efforts to date have not been successful and there can be no assurance that such funding will be available at acceptable terms, if at all. If the Company is successful in raising funds through the issuance of equity securities, existing stockholders of the Company would likely experience substantial dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. If adequate funds are not available or are not available on acceptable terms, further reductions in its operating expenses and capital expenditures would be required to continue operations either of which could have a material adverse effect on the Company's business, operating results and financial condition.

                          CATALYST SEMICONDUCTOR, INC.


  Recent Operating Results; Anticipated Future Losses. The Company's recent operating results have been lower than expected. Total revenues for the quarter and for the nine-month period ended January 31, 1998 were $10.2 million and $30.0 million, respectively, compared to revenues of $10.2 million and $38.1 million for the comparable periods in the prior year. In addition, the Company incurred net losses for the quarter and for the nine-month period ended January 31, 1998 of $6.0 million and $8.8 million, respectively, compared to net losses of $1.6 million and $2.9 million for the comparable periods in the prior year. The Company's last profitable year was the fiscal year ended April 30, 1996. For over two years, the Company has experienced significant negative cash flow from operations and investing activities. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December, 1996 to 54 in February, 1998. Although reductions in headcount could help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that negative cash flow from operations will continue for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

  Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in the fiscal year ended April 30, 1997 and the nine-month period ended January 31,
1998), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations in manufacturing yields, changes in product mix, wafer price increases due to foreign currency fluctuations and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of large orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

  Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, as has occurred during the year ended April 30, 1997 and the nine-months ended January 31, 1998, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, the Company's operating results may fall below the expectations of securities analysts and investors, which could have a material adverse effect on the market price of the Company's Common Stock.

  Competition. The semiconductor industry is intensely competitive and has been characterized by rapid price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. Average selling prices in the semiconductor industry generally, and for the Company's products in particular, have decreased significantly and rapidly over the life of each product. The Company expects that average selling prices for its existing products will continue to decline rapidly for the foreseeable future and that average selling prices for each new product will decline significantly over the life of the product. Declines in average selling prices for the Company's products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease the Company's overall gross margins, could cause a negative adjustment to the valuation of the Company's inventories and could materially and adversely affect the Company's operating results.

  The Company competes with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources than the Company. The can be no assurance that the Company will be able to compete successfully in the future. The

                          CATALYST SEMICONDUCTOR, INC.


Company's more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive attributes; however price competition is significant and expected to continue. Principal competitors with respect to the Company's EEPROM products currently include SGS-Thomson, National Semiconductor, Atmel and Xicor, as well as the Company's strategic manufacturing partner Oki, all of which have substantially greater resources than the Company.

  The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly since the first quarter of fiscal 1997, intense price competition. The Company's Flash memory products compete on the basis of product performance, price and customer. The Company guarantees that all of its Flash memory products will provide 100,000 cycle read/write endurance. However, given the development of higher density/lower cost products and the intense price competition prevalent for these products, there can be no assurance that the Company will be able to compete successfully in the future against its competitors on the bases of these or other competitive factors.

  Dependence on Independent Foreign Manufacturers and Subcontractors; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products. The Company principally utilizes facilities of Oki Electric Industry Co., Ltd. ("OKI") in Japan, and United Microelectronics Corporation ("UMC") in Taiwan, to fabricate and test the Company's wafers and subcontractors in Southeast Asia to assemble and test its integrated circuits. To date, a majority of these wafers have been manufactured by OKI. The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors and, as is typical in the semiconductor industry, the Company's outside wafer foundries from time to time have experienced lower than anticipated production yields. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. Moreover, delays in the Company's payments to wafer suppliers resulting from the Company's current cash constraints can often result in delays or reductions in wafer deliveries and assembly and test services from the Company's suppliers. Such delays and reductions can result in cancellations of customer orders thereby adversely affecting the Company's ability to generate future revenues. The loss of OKI as a supplier, any prolonged inability to obtain adequate yields or deliveries from OKI or other subcontractor manufacturers, or any other circumstance that would require the Company to seek and qualify alternative sources of supply of products or services, could delay shipments, result in the loss of customers and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure supplies and services from these foreign subcontractor manufacturers on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. The Company has a wafer purchase agreement with OKI that is based upon the exchange rate between the US Dollar and Japanese Yen. As a result, exchange rate fluctuations may cause the Company's cost per die to fluctuate in the future and gross profit could be adversely affected. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories.

  International Operations. For the nine months ended January 31, 1998, international sales accounted for 70% of the Company's product sales. In fiscal 1997, 1996 and 1995, international sales accounted for 65%, 60% and 61%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

                          CATALYST SEMICONDUCTOR, INC.


  Inventory. The cyclical nature of the semiconductor industry periodically results in shortages and oversupply of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. During the nine months ended January 31, 1998, the Company's inventory decreased by $5.5 million to $7.2 million from $12.7 million. There can be no assurance that the Company's inventory will be reduced further by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns (such as the Company experienced in the current and previous quarters) or other related factors.

  New Product Development and Technological Change. The markets for the Company's products are characterized by rapidly changing technology and product obsolescence. The timely introduction of new products at competitive price/performance levels is a key factor to the success of the Company's business. In particular, the Company's future success will depend on its ability to develop and implement new design and process technologies which enable the Company to achieve higher product densities and thereby reduce product costs. For example, most of the Company's products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.5 micron Flash memory process. There can be no assurance that the Company will be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, there can be no assurance that the Company's products will achieve market acceptance. The failure of the Company to complete and introduce new products at competitive price/performance levels could materially and adversely affect the Company's business, financial condition and operating results. Delays in developing new products, achieving volume production of new products, successfully completing technology transitions with acceptable yields and reliability or the lack of commercial acceptance of new products introduced by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Flash Memory Market. A significant amount of the Company's net revenues are derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's fiscal 1997 and fiscal 1998 to date operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997 and fiscal 1998 operating results to adversely affect the Company's future operating results.

  Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced and continues to experience accelerated erosion of average selling prices caused by adverse industry-wide conditions in fiscal 1997 and fiscal 1998.

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

                          CATALYST SEMICONDUCTOR, INC.


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

  Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

  Dependence on Manufacturer Representatives and Distributors. The Company markets and distributes its products primarily through manufacturers' representatives and independent distributors. The Company's distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributors or to carry the product lines of the Company's competitors, could have a material, adverse effect on the Company's operating results.

  Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any Year 2000 compliance problem of either the Company, its suppliers, its service providers or its customers could result in a materially adverse effect on the Company's business, financial condition and operating results.

  Takeover Resistive Measures. The Company's Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of Common Stock in the event a third party acquires more than 15% of the Company's stock, the Board's ability to issue "blank check" Preferred Stock without stockholder approval and the Company's staggered terms for its directors, could have the effect of delaying or preventing a change in control of the Company.

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

                          CATALYST SEMICONDUCTOR, INC.



                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)    EXHIBITS:

        27     Financial Data Schedule

(B)     REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the quarter ended January 31, 1998.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date:   March 18, 1998              By:     /s/ C. Michael Powell
        --------------                      -----------------------------------
                                            C. Michael Powell
                                            Chairman of the Board of Directors,
                                              President and Chief Executive
                                              Officer


Date:   March 18, 1998              By:     /s/ Daryl E. Stemm
        --------------                      -----------------------------------
                                            Daryl E. Stemm
                                            Vice President of Finance and
                                               Administration and Chief
                                               Financial Officer