Form 10-K
period 1998-05-03
CATALYST SEMICONDUCTOR INC
filed 1998-08-19
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 3, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from            to           .
                                        ----------    ----------

                         COMMISSION FILE NUMBER 0-21488

                          CATALYST SEMICONDUCTOR, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      77-0083129
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

                1250 Borregas Avenue, Sunnyvale, California 94089
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (408) 542-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of Registrant, as of August 14, 1998, was approximately $1 million (based upon the average of the closing bid and asked price for shares of Registrant's Common Stock as reported by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant's Common Stock outstanding as of August 14, 1998 was 9,961,722.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders.

                          CATALYST SEMICONDUCTOR, INC.


PART I

Item 1.    Business..................................................................................     Page 3
Item 2.    Properties................................................................................     Page 9
Item 3.    Legal Proceedings.........................................................................     Page 9
Item 4.    Submission of Matters to a Vote of Security Holders.......................................     Page 9

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters......................     Page 10
Item 6.    Selected Consolidated Financial Data......................................................     Page 11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....     Page 12
Item 7A    Quantitative and Cumulative Disclosures about Market Risk.................................     Page 19
Item 8.    Financial Statements and Supplementary Data...............................................     Page 20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......     Page 20

PART III

Item 10.   Directors and Executive Officers of Registrant............................................     Page 20
Item 11.   Executive Compensation....................................................................     Page 20
Item 12.   Security Ownership of Certain Beneficial Owners and Management............................     Page 20
Item 13.   Certain Relationships and Related Transactions............................................     Page 20

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................     Page 20

Signatures...........................................................................................     Page 23

Index to Consolidated Financial Statements...........................................................     Page F-2

                          CATALYST SEMICONDUCTOR, INC.

                                     PART I

ITEM 1.  BUSINESS

         Catalyst Semiconductor, Inc. ("Catalyst," the "Company" or "Registrant") designs, develops and markets a broad range of nonvolatile semiconductor memory products and is in the process of developing mixed signal and micro-controller supervisory products. Nonvolatile memory ("NVM") retains stored data when the system power is turned off and is therefore well suited for a wide variety of applications in the computer, consumer electronics, telecommunications, automotive, industrial control and instrumentation markets. The Company was formed as a California corporation in October 1985 and was reincorporated in Delaware in May 1993. The Company's principal offices are located at 1250 Borregas Avenue, Sunnyvale, California 94089 and its telephone number at that address is (408) 542-1000.

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

         The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998, the market for certain FLASH and EEPROM devices, which compromise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

         The Company's recent operating results have consumed substantial amounts of cash. The reduction in cash also placed restrictions on wafer purchases which, during the fourth quarter of 1998, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. Management believes, however, that it will require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 1999, and is currently pursuing these sources of liquidity.

         As a result of these circumstances, the Company's independent accountants' opinion on the consolidated financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

         As of April 30, 1998, the Company had approximately $3.2 million, and currently has approximately $1.4 million, of secured loans owing to its bank. As a result of the Company's financial condition and results of operations, the bank has determined that the Company is in default under various provisions of the loan agreement entitling the bank to terminate the loan agreement and declare the loans immediately due and payable. Although the Company has obtained a letter of forbearance from the bank taking any action with respect to existing defaults, such forbearance only extends until September 30, 1998 and only as to the specified defaults claimed through June 30, 1998. The Company is seeking to persuade the bank not to take action on the events of default and not to declare the loan due and payable. In that regard the Company is seeking to obtain equity or other funding to increase the cash available for operations and other purposes. There can be no assurance that such efforts to obtain funding will be successful or, if successful, that the bank will continue to forbear action on or otherwise waive the existing defaults. If the Company's efforts are unsuccessful, the bank is likely to declare the loans due and payable. Under such circumstances the Company would be unable to continue operations which would result in bankruptcy. The Company is also indebted to other creditors in the amount of approximately $13.4 million. Continued operation of the Company would also require such other lenders to forbear taking action or waiving defaults under such other debt. Moreover it is anticipated that any continued forbearance by the bank would require such other lenders to take similar action under the other loans. In addition, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements.

         The Company's recent operating results have been substantially lower than expected. Total revenues for the quarter and the fiscal year ended April 30, 1998 were $4.8 million and $34.6 million, respectively, compared to revenues of $9.0 million and $47.1 million for the comparable periods of the prior year. In addition, the Company incurred net losses for the quarter and for the year ended April 30, 1998 of $10.1 million and $18.9 million, respectively, compared to net losses of $1.1 million and $4.1 million for the comparable periods in the prior year. The Company's last profitable year was the fiscal year ended April 30, 1996. For over two years, the Company has experienced significant negative cash flow from operations and investing activities. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December, 1996 to 42 in April 1998. Although reductions in headcount could help the Company meet its operating expense objectives, such reductions could adversely affect the Company's sales, marketing and product development efforts. The Company anticipates that negative cash flow from operations will continue for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

         The Company markets its products through a direct sales force and a worldwide network of independent distributors and sales representatives. For the year ended April 30, 1998, international sales represented 64% of product sales. End user customers of the Company's products include Compaq, Fujitsu, IBM, Matsushita Communications, Maxtor, Motorola, Siemens and Sony.

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

         The different NVM semiconductor devices which the Company sells are reprogrammable NVM memory such as electrically erasable programmable read only memory ("EEPROM"), nonvolatile random access memory ("NVRAM"); and Flash memory. Each successive generation of NVM memory offers increasing functionality, flexibility and performance.

         The following NVM devices are currently available from various suppliers in the industry:

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

PRODUCTS AND APPLICATIONS

         Catalyst provides a broad range of NVM products, including serial and parallel EEPROMs, Flash memories, NVRAMs and mixed signal products. The Company's principal product lines are as follows:

         Serial EEPROM. The Company offers a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the Inter-Integrated Circuit ("I2C") bus interface of Philips Electronics, the Microwire interface protocol of National Semiconductor and the Serial Peripheral Interface ("SPI") bus protocol. Additionally, Catalyst offers 4-wire bus interface protocol type products and secure access designed for applications requiring security lock for data protection. Products are offered in wide density (1K to 128K) and voltage (1.8V to 6V) ranges. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are disk drives, modems, cellular phones, VCRs, CD players, hearing aids, PCMCIA cards, cordless phones, laser printers, computers and pagers.

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

         Flash Memory. The Company currently offers Intel-licensed, 12-volt Flash memory devices in densities ranging from 256 kilobit to 2 megabit (Mb). The Company's BIOS Flash family is targeted toward personal computer OEMs for BIOS code storage. This family includes Intel-licensed boot block and bulk erase technologies available in 1 Mb, 1.5 Mb and 2 Mb densities. The 1.5 Mb devices are unique to Catalyst. These products were developed to exploit the trend for PC BIOS requirements that exceed 1 Mb but do not require a 2 Mb solution. The Company's 1 Mb wordwide (x16) Flash memory product is targeted at disk drive applications. There can be no assurance that the Company will receive additional significant orders for this product or that it will achieve more wide-spread market acceptance.

         NVRAMs. NVRAMs consist of an SRAM and an EEPROM incorporated on a single semiconductor die. NVRAMs provide superior performance over other NVM products and are ideal for applications that require high speed read/write operations with nonvolatile memories, including parallel processing controllers for LANs and antilock braking systems.

         Mixed Signal/Micro-Controller Supervisory Products. The Company designs, manufactures and markets selected mixed signal and has under current development micro-controller supervisory products using embedded EEPROM technologies for specialized applications including radio frequency tags for contactless security and access control, freight lading billing systems, data collection and general micro-controller applications. These products are based on the Company's NVM expertise and digital/analog mixed signal design.

SALES AND DISTRIBUTION

         The Company markets its products through a direct sales force and a network of independent distributors and sales representatives. In addition to its Sunnyvale headquarters facility, the Company maintains domestic sales offices in Arizona, Florida and Georgia and international sales offices in England and Taiwan. Sales offices support both OEM customers and distributors. In addition, Nippon Catalyst K.K., the Company's subsidiary in Japan, works closely with the Company's manufacturing subcontractors and Japanese distributors.

         The Company seeks to develop strategic relationships with major OEM and other customers. The Company offers a broad range of NVM devices compatible with the most common industry standards, and also works closely with customers to provide semi-custom solutions to address individual customers' needs. In fiscal 1998, the Company shipped products directly or through its distribution network to customers in the computer, consumer electronics, telecommunications, automotive, data communication and other industries. OEM customers of the Company's products include Compaq, Fujitsu, IBM, Matsushita Communications, Motorola, Siemens and Sony.

         During fiscal years 1998, 1997 and 1996, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (21%, 14% and 12%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. International product sales represented approximately 64%, 63% and 60% of the Company's product sales in fiscal 1998, 1997 and 1996. International sales are primarily billed in U.S. dollars. Due to the magnitude of its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price of the Company's products in local currencies, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws.

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

MANUFACTURING

         The Company subcontracts the manufacture of all of its products through independent semiconductor manufacturers, primarily Oki. The Company has designed its proprietary circuit designs and fabrication processes to operate within the overall semiconductor manufacturing processes of its contract manufacturers. Various of the Company's designs have been integrated with Oki's CMOS processes utilized in high volume production of DRAMs. The Company also endeavors to develop its processes in a manner that permits the manufacture of its products in the fabrication facilities of different semiconductor manufacturing suppliers. If the Company were forced to switch manufacturing from Oki, its production and delivery of products would be delayed which could adversely affect the Company's business, financial condition and results of operations.

         Manufacturing semiconductor products is highly complex and sensitive to a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. While the Company believes that it has suppliers willing to provide an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, the Company's outside foundries have from time to time experienced lower than anticipated production yields. There can be no assurance that manufacturing problems will not occur in the future. The loss of Oki as a supplier, any prolonged inability to obtain adequate yields or deliveries from Oki, UMC or other subcontractors or manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's operating results. The Company currently purchases wafer supplies under an arrangement with Oki while the parties are negotiating a definitive agreement. The Company also has a purchase agreement with UMC which runs through February 2006. Due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. The Company's ability to purchase wafers is also subject to having sufficient cash or credit to pay for those wafers. The Company's financial condition has impaired the Company's ability to purchase necessary wafer supplies. See "Management's Discussion and Analyses of Financial Condition and Results of Operations--Results of Operations," and "--Liquidity and Capital Resources."

         The Company performs circuit assembly and tests primarily through subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual dies, which are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program prior to shipment to customers. While the timeliness, yield and quality of semiconductor deliveries from the Company's suppliers have been acceptable to date, there can be no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain adequate yields or deliveries from these manufacturers, or any other circumstance that would require the Company to seek alternate sources of supply, could delay shipments. Any significant delays would have an adverse effect on the Company's operating results. The Company has concerns with the financial viability of its primary test and assembly contractor. Although the Company is exploring alternative contractors, there can be no assurance that it will be able to obtain such alternative services or that the Company will have adequate test and assembly facilities available. Failure to have such services available would have a material effect on the Company's business, financial condition and results of operations.

         As a result of the Company's dependence on foreign subcontractors and test facilities, the Company's business is subject to the risks generally associated with doing business abroad, such as fluctuations in currency exchange rates, foreign government regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's manufacturing and assembly and test sources are located. Due to the Company's cash restrictions, the Company may not be able to maintain payments to wafer and other subcontractor creditors which are within these supplier's credit terms. Accordingly, these suppliers may restrict the Company's future purchases and accordingly may restrict sales of the Company's products.

RESEARCH AND DEVELOPMENT

         The Company continues to invest substantial sums in research and development to improve its fabrication processes and develop additional products with higher performance and reliability, lower voltage requirements, smaller die sizes and improved manufacturability. The Company's development efforts include the development of successive generations of its EEPROM and Flash memory products, scaled to smaller geometries and mixed signal and micro-controller supervisory circuits with embedded EEPROM technologies. As of April 30, 1998, the

Company employed 13 persons in research and development activities. The Company invested $4.5 million, $5.8 million and $4.4 million in research and development activities in fiscal 1998, 1997 and 1996, respectively. In addition, the Company has hired the services of Essex S.A., an independent contractor in Bucharest, Romania, to perform design services and test program development on behalf of the Company at market rates. Mr. Vanco is a majority shareholder of Essex. As of April 30, 1998, Essex employed approximately 12 engineers to perform the services on behalf of Catalyst.

PATENTS AND LICENSES

         As of April 30, 1998, the Company owned fifteen U.S. patents, one international patent and had one additional U.S. patent application pending. The Company intends to continue to seek patents on its inventions used in its products and manufacturing processes. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, they will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that any patent rights will be upheld in the future or that the Company will be able to preserve any of its other intellectual property rights.

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

         The Company has entered into cross license agreements with Oki and Seiko granting them nontransferable rights to produce certain products, in exchange for royalty payments. See "Manufacturing." The Company is not currently receiving any royalties under these licenses. In August 1995, the Company entered into an agreement with Intel Corporation which provides Catalyst with a license to Intel's Flash memory and EEPROM technology in exchange for royalty payments. The Company is currently in arrears on approximately $1 million of royalties due to Intel. Should Intel cancel the license for the Company's failure to pay such royalties, the Company's ability to produce its products would be materially adversely affected which would result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, in February 1996, the Company also entered into an agreement with UMC, granting UMC rights to produce certain products in exchange for the provision of certain wafer capacities and certain other license rights. In addition, as a part of such arrangement UMC purchased 650,000 shares of the Company's Common Stock for an aggregate cash consideration of $3.7 million.

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

         The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly in fiscal 1997 and fiscal 1998, intense price competition. There can be no assurance that the Company will be able to compete successfully in the future against its competitors for Flash products business.

EMPLOYEES

         As of April 30, 1998, the Company had 42 employees, of whom 13 were engaged in research and development. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS AND KEY PERSONNEL

         The executive officers and certain key personnel of the Company are as follows:


   NAME                                  AGE        POSITION(S)
   ----                                  ---        -----------
   Radu M. Vanco.....................    48     President, Chief Executive Officer and Director
   Marc H. Cremer....................    34     Vice President of Sales
   Thomas E. Gay III.................    49     Vice President of Finance and Administration and
                                                Chief Financial Officer
   Sorin Georgescu...................    47     Vice President of Technology
   Bassam I. Khoury..................    38     Vice President of Marketing
   Gelu Voicu........................    49     Vice President of Product Engineering and
                                                   Manufacturing
   William Priestner.................    43     Director of IS/Planning

         Radu M. Vanco has served the Company as President and Chief Executive Officer since March 1998 and as a director since November 1995. From October 1996 to March 1998 he served as Executive Vice President of Engineering, from October 1996 to December 1997 as Chief Operating Officer, and from November 1992 to October 1995 as Vice President, Engineering. From 1991 to 1992, Mr. Vanco served as product line director at Cypress Semiconductor. From 1985 to 1991, Mr. Vanco held various technical positions at SEEQ Technology, Inc. Mr. Vanco holds an M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

         Mr. Cremer has served the Company as Vice President of Sales since March 1998. From April 1997 to March 1998, he served the Company as Director of North American Sales and as Eastern U.S. Area Sales Manager from February 1997 when he joined the Company until April 1997. From 1995 to 1997, Mr. Cremer held various sales management positions at Exel Microelectronics, Inc., a semiconductor company, most recently as national sales manager. From 1993 to 1995, Mr. Cremer held the position of sales engineer at Sales Engineering Concepts, Inc., a manufacturers representative. From 1990 to 1993, he held various sales management and field applications positions for Xicor, Inc., a semiconductor company. Mr. Cremer holds a B.S. in Electrical Engineering from Northeastern University.

         Mr. Gay has served the Company as Vice President of Finance and Administration, and Chief Financial Officer since May 1998. From August 1997 to May 1998 he was Controller of Wireless Access, Inc., a communications device manufacturing company. From April 1993 to May 1994 he was Controller for the Company and from July 1994 to November 1996 he was a contract accountant for the Company. From July 1988 to July 1992 he was controller of Sanmina Corporation, a contract manufacturing company. Mr. Gay holds a B.S. in Accounting from San Diego State University.

         Mr. Georgescu has served the Company as Vice President, Technology since April 1998. From October 1997 to April 1998 he was a Senior Device Engineer of Sandisk Corporation, a semiconductor company. From August 1996 to October 1997 he was Manager of Flash Technology Development of the Company and from October 1994 to August 1996 he was a Senior Device Engineer for the Company. From June 1992 to October 1994 he was a Senior Device Engineer for Power Integrations Corp., a semiconductor power supply company. Mr. Georgescu holds his M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

         Mr. Khoury has served the Company as Vice President, Marketing since March 1998. From April 1997 to March 1998, Mr. Khoury served the Company as Director of Marketing, from July 1995 to March 1997, as Product Line Director of EEPROMs and as Director of Product Engineering from May 1994 when he joined the Company until July 1995. From 1991 to 1994, Mr. Khoury held the position of product engineering manager at Cypress Semiconductor. From 1987 to 1991, he held the position of product engineering manager at Seeq Technology, Inc. Mr. Khoury holds a B.S. in Electrical and Electronic Engineering from University of Virginia Tech.

         Mr. Voicu has served the Company as Vice President, Product Engineering and Manufacturing since April 1998. From July 1995 to April 1998 he was Director of Flash Product Line for the Company. From October 1993 to July 1995 he was Manager of Product Engineering of the Company. From June 1991 to October 1993 he served with Cypress Semiconductor, Inc., a semiconductor company, most recently as Senior Product Engineer. Mr. Voicu holds his M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

         Mr. Priestner has served the Company as Director of IS/Planning since September 1997. From June 1994 to September 1997, he was IS Manager for the Company. From October 1993 to June 1994 he was a programmer analyst for the Company. From January 1990 to October 1993 he served as MIS Administrator of The Lutz Snyder Company, a real estate sales company.

INSURANCE

         Catalyst presently carries various insurance coverages including, but not limited to, property damage, workers' compensation, directors and officers liability, business interruption and general liability.

         IN ORDER TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY HEREBY NOTIFIES READERS THAT THE FACTORS SET FORTH IN "CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS" AS SET FORTH BELOW IN ITEM 7 BELOW, AS WELL AS OTHER FACTORS, IN THE PAST HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S ACTUAL RESULTS, AND COULD CAUSE THE COMPANY'S RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY, INCLUDING WITHOUT LIMITATION THOSE MADE IN THIS REPORT.

ITEM 2.  PROPERTIES

         The Company rents its 42,500 square foot principal facility in Sunnyvale, California, pursuant to a lease that expires in July 2006. As permitted in the lease, the Company has subleased out 17,000 square feet of such office space which it does not need at this time. The sublease will expire in September, 1999. The Company also has domestic sales offices in Arizona, Florida and Georgia and international sales offices in England, Taiwan and Japan. The Company believes that its existing facilities are adequate to meet its current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         On June 26, 1998 Micro-Comp Industries filed a complaint against the Company in Santa Clara County Superior Court. The complaint alleges that the Company failed to pay for integrated circuits delivered to the Company by UMC and seeks $1.6 million in damages. The Company has filed an answer and cross-complaint and intends to defend the action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended April 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK MARKET PRICES AND DIVIDENDS

         The Company's Common Stock is currently traded in the over-the-counter market but is not regularly quoted in the automated quotation system of a registered securities association. From the effective date of the Company's initial public offering through August 4, 1998, the Common Stock was traded in the over-the-counter market on the Nasdaq National Market under the symbol "CATS." Commencing August 5, 1998, trading of the Company's Common Stock on Nasdaq was discontinued. The following table sets forth the high and low closing sales price for the Common Stock as reported on the Nasdaq National Market for each calendar quarter of the last two fiscal years.


                                                                            HIGH              LOW
                                                                            ----              ---
         FISCAL YEAR ENDED APRIL 30, 1997
                  Quarter ended July 31, 1996 ..................            8 1/2            4 3/4
                  Quarter ended October 31, 1996 ...............            6 7/8            4 5/8
                  Quarter ended January 31, 1997 ...............            4 3/4            2 1/8
                  Quarter ended April 30, 1997 .................           3 1/16            1 1/2

         FISCAL YEAR ENDED APRIL 30, 1998
                  Quarter ended July 31, 1997 ..................           3 1/16          1 15/32
                  Quarter ended October 31, 1997 ...............           3 7/16          1 13/16
                  Quarter ended January 31, 1998 ...............            2 1/8            27/32
                  Quarter ended April 30, 1998 .................            1 3/8              5/8

         As of August 12, 1998, there were approximately 172 registered holders of record of the Company's Common Stock including a number of holders who are nominees for an undetermined number of beneficial holders.

         No cash dividends have been declared or paid by the Company on the Common Stock and the Company does not anticipate paying any such dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In May 1998, the Company sold 1,500,000 shares of its Common Stock to a corporate investor in a private placement transaction at $1.00 per share for an aggregate cash consideration of $1,500,000. There were no sales discounts or commissions paid. The offer and sale of the securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The proceeds of such offering are being used for general corporate purposes. In connection with such issuance the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company Stock or taking actions to control the Company. The Company also has certain repurchase rights with respect to the shares sold over the twelve months from the date of issuance.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K including the information under the caption "Certain Factors that May Affect the Company's Future Results".


                                                                    YEAR ENDED
                                           ----------------------------------------------------------------
                                                        APRIL 30,                            MARCH 31,
                                           ------------------------------------      ----------------------
                                             1998          1997         1996(1)        1995          1994
                                           --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues .........................     $ 34,579      $ 47,094      $ 60,186      $ 48,764      $ 54,252

Cost of revenues .....................       39,025        36,720        42,199        33,910        54,755
                                           --------      --------      --------      --------      --------

Gross profit (loss) ..................       (4,446)       10,374        17,987        14,854          (503)
Operating expenses:
   Research and development ..........        4,462         5,771         4,407         4,252         6,464
   Selling, general and administrative        9,111         8,437         9,733         8,263        14,856
                                           --------      --------      --------      --------      --------

Income (loss) from operations ........      (18,019)       (3,834)        3,847         2,339       (21,823)

Interest income (expense), net .......         (847)         (205)         (225)         (223)          339
                                           --------      --------      --------      --------      --------

Income (loss) before income taxes ....      (18,866)       (4,039)        3,622         2,116       (21,484)

Income tax provision .................           --            --            48            94           122
                                           --------      --------      --------      --------      --------

Net income (loss) ....................     $(18,866)     $ (4,039)     $  3,574      $  2,022      $(21,606)
                                           ========      ========      ========      ========      ========

Net income (loss) per share:  Basic ..     $  (2.28)     $  (0.51)     $   0.44      $   0.29      $  (3.55)
                                           ========      ========      ========      ========      ========
                      Diluted ........     $  (2.28)     $  (0.51)     $   0.43      $   0.27      $  (3.55)
                                           ========      ========      ========      ========      ========
Weighted average common shares:  Basic        8,263         7,918         8,144         6,976         6,079
                                           ========      ========      ========      ========      ========
                      Diluted ........        8,263         7,918         8,241         7,409         6,079
                                           ========      ========      ========      ========      ========


                                                         APRIL 30,                      MARCH 31,
                                                 ----------------------     ----------------------------------
                                                   1998          1997       1996(1)        1995         1994
                                                 --------      --------     --------     --------     --------
BALANCE SHEET DATA:

Cash and cash equivalents ..................     $    534      $  2,695     $  2,966     $  5,246     $  4,965

Total current assets .......................       16,019        28,646       36,225       26,587       25,343

Total assets ...............................       18,853        32,553       39,275       30,817       30,632

Total current liabilities ..................       22,221        16,631       21,194       20,104       23,844

Long-term debt and capital lease obligations          501         1,885          571        1,347           82

Stockholders' equity (deficit) .............       (3,869)       14,037       17,510        9,366        6,706


-----------------------
(1) In February 1996, the Company changed its fiscal year end from March 31 to April 30 of each year. The first such fiscal year began on May 1, 1995 and ended on April 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. IN ADDITION, IN ORDER TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY HEREBY NOTIFIES READERS THAT THE FACTORS SET FORTH IN "CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS" AS SET FORTH BELOW IN THIS ITEM 7, AS WELL AS OTHER FACTORS, IN THE PAST HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S ACTUAL RESULTS, AND COULD CAUSE THE COMPANY'S RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY, INCLUDING WITHOUT LIMITATION THOSE MADE IN THIS REPORT.

OVERVIEW

         Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

         The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

         The Company's recent operating results have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of 1998, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. Management believes, however, that it will require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 1999, and is currently pursuing these sources of liquidity.

         As a result of these circumstances, the Company's independent accountants' opinion on the consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED APRIL 30, 1998 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1997

         Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the customer. Total revenues decreased by 27% to $34.6 million in fiscal 1998 from $47.1 million in fiscal 1997. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. Additionally, the Company was unable to purchase sufficient wafers during the fourth quarter of fiscal 1998 due to lack of working capital. The Company is reliant upon receiving and fulfilling orders within the same quarter to meet or exceed its current revenue levels. A continuation of weak demand, capital deficiencies and price erosion for the Company's products could lead to continued poor operating results. In May and June of 1998, the company received substantial cancellations of the backlog existing at fiscal year end. International sales contributed 64% of net product sales in fiscal 1998 as compared to 63% in fiscal 1997.

         Gross Profit (Loss). Gross loss for fiscal 1998 was $4.4 million, or a gross loss of 13% of revenues, compared to gross profit of $10.4 million, or 22% of revenues, for fiscal 1997. The decreases in absolute dollars were primarily attributable to reduced revenues and $7.5 million in charges taken in the third and fourth quarters of fiscal 1998. These charges were taken primarily to adjust the value of certain inventories to reflect reductions in current market pricing below the cost to produce the inventory and to adjust the value of certain inventories for which the Company has quantities that exceed forecasted demand. Gross margins were also adversely affected by excess supplies of competitive products and other adverse industry-wide conditions, lower than anticipated yields achieved on the Company's 0.6 micron version of its Flash memory devices, rework charges incurred to re-mark and re-test certain products in preparation of shipping those products to customers of the Company, and expedite charges incurred to ensure that delivery was made in time to meet customer schedules.

         Research and Development. Research and development ("R&D") expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased 22% to $4.5 million in fiscal 1998 from $5.8 million in fiscal 1997. The decrease in dollars was primarily attributable to decreases in R&D personnel costs. As a percentage of revenues, R&D expenses increased to 13% from 12%. This increase was primarily attributable to decreased sales.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and directors and officers ("D&O") insurance. SG&A expenses increased 8% to $9.1 million in fiscal 1998 from $8.4 million in fiscal 1997. This increase was primarily attributable to bad debt expenses and severance accruals. As a percentage of revenues, SG&A expenses increased to 26% from 18%. The increase in SG&A as a percentage of revenues was attributable to absolute spending increasing while revenues decreased.

         Net Interest Expense. Net interest expense increased by 313% to $847,000, or 2% of revenues, in fiscal 1998, as compared to $205,000, or .4% of revenues, in fiscal 1997. The increase was primarily attributable to increased average outstanding borrowings. Increased borrowings were not offset by increased balances in interest bearing cash accounts.

         Income Tax Provision. As a result of the Company's loss, the provision for income taxes remained at zero in fiscal 1998.

         As of April 30, 1998 the Company had available net operating loss carryforwards of approximately $37.6 million and credit carryforwards of approximately $1.0 million for federal tax purposes, which begin to expire in fiscal 2001. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

         FISCAL YEAR ENDED APRIL 30, 1997 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1996

         Revenues. Total revenues decreased by 22% to $47.1 million in fiscal 1997 from $60.2 million in fiscal 1996. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. International sales contributed 63% of net product sales in fiscal 1997 as compared to 60% in fiscal 1996.

         Gross Profit. Gross profit decreased by 42% to $10.4 million in fiscal 1997 from $18.0 million in fiscal 1996. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. Lower cost versions of the Company's Serial and Parallel EEPROMs, produced on 0.8 micron processes, and Flash memory devices, produced on 0.6 micron processes, were in design or already released to production.

         Research and Development. R&D expenses increased 31% to $5.8 million in fiscal 1997 from $4.4 million in fiscal 1996. As a percentage of revenues, R&D expenses increased to 12% from 7%. The increase was primarily attributable to increases in R&D personnel costs, facility costs (related to the Company's move into a new facility in August 1996), depreciation expense, other outside services (primarily the Company's independent contractors for engineering services in Romania) and higher material costs for wafers being used to evaluate new products and new versions of current products.

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

LIQUIDITY AND CAPITAL RESOURCES

         Total cash (including $5.8 million of restricted cash) decreased $1.7 million to $6.3 million as of April 30, 1998 from $7.9 million as of April 30, 1997. The decrease was primarily attributable to net cash used to purchase equipment and repay debt and capital lease obligations. As of April 30, 1998, $5.8 million of the total cash was pledged as security on letters of credit required by certain of the Company's wafer foundries. Net cash provided by operating activities totaled $0.3 million during fiscal 1998. This was primarily attributable to net operating losses offset by a change in working capital amounts.

         The Company has approximately $3.2 million of secured loans owing to its bank. As a result of the Company's financial condition and results of operations, the bank has determined that the Company is in default under various provisions of the loan agreement entitling the bank to terminate the loan agreement and declare the loans immediately due and payable. Although the Company has obtained a letter of forbearance from the bank taking any action with respect to existing defaults, such forbearance only extends until September 30, 1998 and only as to the specified defaults claimed through June 30, 1998. The Company is seeking to persuade the bank not to take action on the events of default and not to declare the loan due and payable. The Company is seeking to renegotiate a further extension of such forbearance. Although the Company is seeking to remedy its noncompliance or renegotiate the terms of the loan agreement, there can be no assurance that the Company will be successful in its efforts and that the bank will not accelerate all amounts due under the bank agreement.

         On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bears interest at 18% and was due and payable on May 15, 1998, but has an arrangement to extend it to October 15, 1998.

         The Company is currently seeking additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders, the Company can not reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

         THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL YEAR ENDING APRIL 30, 1999, FOR THE FISCAL QUARTER ENDING JULY 31, 1998, AND FUTURE FISCAL YEARS AND

QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

         The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

         Defaults under Outstanding Loans; Risk of Bankruptcy. The Company has approximately $3.4 million of secured loans owing to its bank. As a result of the Company's financial condition and results of operations, the bank has determined that the Company is in default under various provisions of the loan agreement entitling the bank to terminate the loan agreement and declare the loans immediately due and payable. Although the Company has obtained a letter of forbearance from the bank taking any action with respect to existing defaults, such forbearance only extends until September 30, 1998 and only as to the specified defaults claimed through June 30, 1998. The Company is seeking to persuade the bank not to take action on the events of default and not to declare the loan due and payable. In that regard the Company is seeking to obtain equity or other funding to increase the cash available for operations and other purposes. There can be no assurance that such efforts to obtain funding will be successful or, if successful, that the bank will continue to forbear action on or otherwise waive the existing defaults. If the Company's efforts are unsuccessful, the bank is likely to declare the loans due and payable. Under such circumstances the Company would be unable to continue operations which would result in bankruptcy. The Company is also indebted to other creditors in the amount of approximately $13.4 million. Continued operation of the Company would also require such other lenders to forbear taking action or waiving defaults under such other debt. Moreover it is anticipated that any continued forbearance by the bank would require such other lenders to take similar action under the other loans. In addition, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements.

         Need for Additional Capital. The Company has incurred significant losses and experienced significant negative cash flow from operations for over two years. Such negative cash flow has significantly reduced the Company's available capital. If the Company is successful in having its lenders agree to waive or forbear actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to keep such loans outstanding, or perhaps as a condition to such waivers, the Company will need to obtain additional capital. If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders, the Company can not reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations. There can be no assurance that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as deferring payments to vendors and other suppliers, headcount reductions, deferrals of planned expenditures, other expense reductions and other measures. Although such activities help preserve cash and enable the Company to continue operations, the lack of available capital hinders the Company's ability to continue manufacturing, sales, product development and other ongoing operational activities necessary to generating revenues. Such activities can have a material, adverse affect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers further adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be further adversely affected.

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

         Recent Operating Results; Anticipated Future Losses. The Company's recent operating results have been substantially worse than expected. Total revenues for the quarter and the fiscal year ended April 30, 1998 were $4.8 million and $34.6 million, respectively, compared to revenues of $9.0 million and $47.1 million for the comparable periods of the prior year. In addition, the Company incurred net losses for the quarter and for the year ended April 30, 1998 of $10.1 million and $18.9 million, respectively, compared to net losses of $1.1 and million and $4.1 million for the comparable periods in the prior year. The Company's last profitable year was the fiscal year ended April 30, 1996. For over two years, the Company has experienced significant negative cash flow from operations. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December 1996 to 42 in April 1998. Although reductions in headcount could help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that negative cash flow from operations will continue for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

         Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in the fiscal years ended April 30, 1998 and 1997), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations in manufacturing yields, changes in product mix, wafer price increases due to foreign currency fluctuations and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of large orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

         Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, as has occurred during the years ended April 30, 1998 and 1997, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, the Company's operating results may fall below the expectations of securities analysts and investors, which could have a material adverse effect on the market price of the Company's Common Stock. Reductions in revenue expectations can also require the Company to take additional reserves against inventory valuations based upon the reduced likelihood that the Company will be able to liquidate its inventories at profitable prices.

         Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company's inventory will be reduced by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors.

For example, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million attributable to reserves for lower of cost or market adjustments and for excess and obsolete inventory adjustments. There can be no assurance that the Company will not suffer similar reductions in values of its inventories in the future or that the Company will be able to liquidate its inventory at acceptable prices.

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

         The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly since the first quarter of fiscal 1997, intense price competition resulting in major reductions in average selling prices and corresponding reductions in margins. The Company's Flash memory products compete on the basis of product performance, price and customer service. However, given the development of higher density/lower cost products and the intense price competition prevalent for these products, there can be no assurance that the Company will be able to compete successfully in the future against its competitors on the bases of these or other competitive factors.

         Dependence on Independent Foreign Manufacturers and Subcontractors; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products. The Company principally utilizes facilities of Oki Electric Industry Co., Ltd. ("OKI") in Japan, and United Microelectronics Corporation ("UMC") in Taiwan, to fabricate and test the Company's wafers and subcontractors in Southeast Asia to assemble and test its integrated circuits. To date, a majority of these wafers have been manufactured by OKI. The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors and, as is typical in the semiconductor industry, the Company's outside wafer foundries from time to time have experienced lower than anticipated production yields. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. Moreover, delays in the Company's payments to wafer suppliers resulting from the Company's current cash constraints can often result in delays or reductions in wafer deliveries and assembly and test services from the Company's suppliers. Such delays and reductions can result in cancellations of customer orders thereby adversely affecting the Company's ability to generate future revenues. The loss of OKI as a supplier, any prolonged inability to obtain adequate yields or deliveries from OKI or other subcontractor manufacturers, or any other circumstance that would require the Company to seek and qualify alternative sources of supply of products or services, could delay shipments, result in the loss of customers and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure supplies and services from these foreign subcontractor manufacturers on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. The Company also has concerns about the financial viability of its primary test and assembly contractor. Although the Company is exploring alternative contractors, there can be no assurance that it will be able to obtain such alternative services or that the Company will have adequate test and assembly facilities available. Failure to have such services available would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories.

         International Operations. For fiscal 1998, 1997 and 1996 international sales accounted for approximately 64%, 63% and 60%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. In particular, recent adverse developments in the economic environment in the Far East may have a material adverse effect on the Company's subcontractors. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

         Flash Memory Market. A significant amount of the Company's net revenues during 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's fiscal 1997 and fiscal 1998 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997 and fiscal 1998 operating results to adversely affect the Company's future operating results.

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

         Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. During fiscal years 1998, 1997 and 1996, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (21%, 14% and 12%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

         Year 2000 Compliance. The Company is currently working to assess the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Costs of addressing potential problems are being considered but are not expected to have a material adverse effect on the Company's business, financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

ITEM 7A.   QUANTITATIVE AND CUMULATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           (A)    FINANCIAL STATEMENTS

           See index to Financial Statements on page F-2 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information relating to the Company's directors required by this item is incorporated herein by reference to the section entitled "Proposal 1 -- Election of Directors" in the 1998 Proxy Statement. Information relating to the Company's executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of this report. Additional information relating to the Company's directors and executive officers required by this item is incorporated herein by reference to the section entitled "Additional Information -- Compliance with Section 16(a) of the Securities Exchange Act" in the 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the sections entitled "Proposal 1 -- Election of Directors - Compensation of Directors" and "Additional Information - Executive Compensation" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated herein by reference to the sections entitled "Additional Information - Security Ownership" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the sections entitled " Additional Information - Certain Relationships and Related Transactions" in the 1998 Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         See Index to Financial Statements on page F-2 hereof .
         (a)(2)   FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(1) above. Schedules other than those included in referenced Index have been omitted because they are not required or are not applicable.

         (a)(3)   EXHIBITS


3.2      (1)      Restated Certificate of Incorporation of Registrant.

3.4      (1)      Bylaws of Registrant.

4.1      (5)      Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First
                  National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of
                  Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.

10.3     (1)      Stock Purchase Agreement dated March 31, 1992 between Kamlesh Kumari and Registrant, together with Promissory
                  Note and Guarantee by B.K. Marya.

10.7     (1)      Stock Option Plan, as amended, including forms of Stock Option Agreement.

10.8     (1)      1993 Employee Stock Purchase Plan.

10.9     (1)      1993 Director Stock Option Plan.

10.12    (1)      Distributor Agreement dated February 1990 between Arrow Electronics, Inc. and Registrant.

10.14    (1)      Distributor Agreement dated June 30, 1986 between Registrant and Marubun Corporation.

10.15    (1)      Irrevocable License Agreement dated May 8, 1988 between Seiko Instruments, Inc. and Registrant.

10.16    (1)      64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS EEPROM Consulting and Design Work Agreement dated
                  March 26, 1986 between OKI Electric Industry Co., Ltd. and the Registrant.

10.17    (1)      FLASH EEPROM Development and License Agreement dated July 18, 1988 between OKI Electric Co., Ltd. and
                  Registrant.

10.18    (1)      4M FLASH Development and License Agreement dated May 27, 1992 between OKI Electric Co., Ltd. and Registrant.

10.27    (1)      Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.34    (2)      Wafer Supply Agreement dated February 24, 1995 between OKI Electric Industry Co., Ltd. and the Registrant.

10.36    (3)+     License Agreement dated August 18, 1995 between Intel Corporation and Registrant

10.38    (4)      Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and
                  Registrant.

10.39    (4)+     Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the Registrant.

10.41    (4)+     Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry
                  Co., Ltd. and Registrant.

10.42    (4)      Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and Registrant.

10.43    (4)      Separation and Consulting Agreements dated August 30, 1995 between Donald B. Witmer and the Registrant.

10.44    (4)      Employment Agreement dated April 25, 1995 between Christopher Carstens and Registrant.

10.45    (4)      Employment Agreement dated August 14, 1995 between C. Michael Powell and Registrant.

10.46    (4)      Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.47    (4)      Loan Agreement and Loan Forgiveness Agreement dated September 7, 1995 between C. Michael Powell and Registrant.

10.48    (4)      Loan Forgiveness Agreement dated March 12, 1996 between Radu Vanco and Registrant.

10.49             Loan and Security Agreement dated June 19, 1997 between Coast Business Credit, a division of Southern Pacific
                  Thrift & Loan Association ("Coast"), and Registrant.

10.50             Loan and Security Agreement (CEFO Facility) dated June 19, 1997 between Coast Business Credit, a division of
                  Southern Pacific Thrift & Loan Association ("Coast"), and Registrant.

10.51             Commercial Security Agreement dated April 1, 1998 between Registrant and Oki Electric Industry Co., Ltd.

10.52             Wafer Purchase Agreement dated March 23, 1998 between Registrant and Trio-Tech International PTE LTD with
                  Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.

10.53             Addendum dated May 29, 1998 to Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.54             Severance Agreement dated April 28, 1998 between Sorin Georgescu and Registrant.

10.55             Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.

10.57             Severance Agreement dated April 28, 1998 between Marc H. Cremer and Registrant.


10.58             Severance Agreement dated April 28, 1998 between Bassam Khoury and Registrant.

10.59             Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.

10.60             Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston,
                  N.A., as rights agent.

10.61             Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. ("Elex") with
                  Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.

10.62             Letter Agreement dated August 6, 1998 between Coast and Registrant concerning default and forbearance under the
                  Company's bank agreements.

21.1     (1)      List of Subsidiaries of Registrant.

23.1              Consent of Independent Accountants.

24.1              Power of Attorney (reference is made to page __ of this report on Form 10-K).

27.1              Financial Data Schedule.


         (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.

         (2) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1995.

         (3) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

         (4) Incorporated by reference to Registrant's Form 10-K filed for the year ended April 30, 1996.

         (5) Incorporated by reference to Exhibit 1 to Registrant's Form 8-A filed on January 22, 1997. + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

                  (b)      REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter ended April 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on August 17, 1998.

                                            CATALYST SEMICONDUCTOR, INC.

                                        By: /s/  Radu M. Vanco
                                           -----------------------------------
                                            Radu M. Vanco
                                            President, Chief Executive Officer
                                            and Director


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Radu M. Vanco and Thomas E. Gay III, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


Date:   August 17, 1998             By: /s/ Radu M. Vanco
     ----------------------            ----------------------------------------
                                            Radu M. Vanco
                                            President, Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)

Date:   August 17, 1998             By: /s/ Thomas E. Gay III
     ----------------------            ----------------------------------------
                                            Thomas E. Gay III
                                            Vice President of Finance and
                                            Administration
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

Date:   August 17, 1998             By: /s/ Lionel M. Allan
     ----------------------            ----------------------------------------
                                            Lionel M. Allan
                                            Director

Date:   August 17, 1998             By: /s/ C. Michael Powell
     ----------------------            ----------------------------------------
                                            C. Michael Powell
                                            Director

Date:   August 17, 1998             By: /s/ Hideyuki Tanigami
     ----------------------            ----------------------------------------
                                            Hideyuki Tanigami
                                            Director

Date:   August 17, 1998             By: /s/ Patrick Verderico
     ----------------------            ----------------------------------------
                                            Patrick Verderico
                                            Director

                          CATALYST SEMICONDUCTOR, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF APRIL 30, 1998 AND 1997


                                       AND


         FOR THE THREE FISCAL YEARS ENDED APRIL 30, 1998, 1997 AND 1996
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                          CATALYST SEMICONDUCTOR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       PAGES
                                                                                                       -----
Report of Independent Accountants............................................................           F-3
Consolidated Balance Sheets as of April 30, 1998 and 1997....................................           F-4
Consolidated Statements of Operations for the years ended April 30, 1998, 1997 and 1996 .....           F-5
Consolidated Statements of Stockholders' Equity for the years ended April 30,  1998,
    1997 and 1996 ...........................................................................           F-6
Consolidated Statements of Cash Flows for the years ended April 30, 1998, 1997 and 1996......           F-7
Notes to Consolidated Financial Statements...................................................           F-8 - F-17

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Catalyst Semiconductor, Inc.


   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiary at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 27, 1998

                          CATALYST SEMICONDUCTOR, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)




                                                                                  April 30,
                                                                            ----------------------
                                                                              1998          1997
                                                                            --------      --------
   ASSETS

Current assets:
   Cash ..............................................................      $    534      $  2,695
   Restricted cash ...................................................         5,750         5,250
   Accounts receivable, net ..........................................         4,726         7,074
   Inventories .......................................................         4,194        12,732
   Other assets ......................................................           815           895
                                                                            --------      --------
       Total current assets ..........................................        16,019        28,646
Property and equipment, net ..........................................         2,834         3,907
                                                                            --------      --------
                                                                            $ 18,853      $ 32,553
                                                                            ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Line of credit ....................................................      $  3,225      $  3,449
   Accounts payable ..................................................        13,400        10,942
   Accrued expenses ..................................................         3,650         1,269
   Deferred gross profit on shipments to distributors ................           475           378
   Current portion of long-term debt and capital lease obligations....         1,471           593
                                                                            --------      --------
       Total current liabilities .....................................        22,221        16,631
Long-term debt and capital lease obligations .........................           501         1,885
                                                                            --------      --------
       Total liabilities .............................................        22,722        18,516
                                                                            --------      --------

Commitments and contingencies (Notes 4 and 8)

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 2,000 shares authorized;
      zero shares issued and outstanding .............................            --            --
   Common stock and paid-in-capital in excess of $.001 par value,
       25,000 shares authorized; 8,445 and 7,989 shares
       issued and outstanding ........................................        42,789        41,829
   Accumulated deficit ...............................................       (46,658)      (27,792)
                                                                            --------      --------
       Total stockholders' equity (deficit) ..........................        (3,869)       14,037
                                                                            --------      --------
                                                                            $ 18,853      $ 32,553
                                                                            ========      ========



   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                        Year ended April 30,
                                                ------------------------------------
                                                  1998          1997          1996
                                                --------      --------      --------
Net revenues ..............................     $ 34,579      $ 47,094      $ 60,186

Cost of revenues ..........................       39,025        36,720        42,199
                                                --------      --------      --------
Gross profit (loss) .......................       (4,446)       10,374        17,987

Research and development ..................        4,462         5,771         4,407
Selling, general and administrative .......        9,111         8,437         9,733
                                                --------      --------      --------
Income (loss) from operations .............      (18,019)       (3,834)        3,847

Interest income (expense), net ............         (847)         (205)         (225)
                                                --------      --------      --------
Income (loss) before income taxes .........      (18,866)       (4,039)        3,622

Income tax provision ......................           --            --            48
                                                --------      --------      --------
Net income (loss) .........................     $(18,866)     $ (4,039)     $  3,574
                                                ========      ========      ========


Net income (loss) per share:
   Basic ..................................     $  (2.28)     $  (0.51)     $   0.44
                                                ========      ========      ========
   Diluted ................................     $  (2.28)     $  (0.51)     $   0.43
                                                ========      ========      ========
Weighted average common shares outstanding:
   Basic ..................................        8,263         7,918         8,144
                                                ========      ========      ========

   Diluted ................................        8,263         7,918         8,241
                                                ========      ========      ========



   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                          COMMON STOCK
                                               ----------------------------------
                                                                       ADDITIONAL
                                                               PAR       PAID IN    ACCUMULATED
                                                SHARES        VALUE      CAPITAL      DEFICIT         TOTAL
                                               --------     --------     --------     --------      --------
Balance at April 30, 1995 ................        6,604     $      7     $ 36,010     $(27,327)     $  8,690

Issuance of common stock to UMC ..........          650            1        3,678           --         3,679
Issuance of common stock for employee
  stock purchase plan ....................           29           --          127           --           127
Exercise of stock options ................          507           --        1,359           --         1,359
Amortization of deferred
  compensation ...........................           --           --           81           --            81
Net income ...............................           --           --           --        3,574         3,574
                                               --------     --------     --------     --------      --------

Balance at April 30, 1996 ................        7,790            8       41,255      (23,753)       17,510

Issuance of common stock for employee
  stock purchase plan ....................           47           --          120           --           120
Exercise of stock options ................          152           --          400           --           400
Amortization of deferred
  compensation ...........................           --           --           46           --            46
Net loss .................................           --           --           --       (4,039)       (4,039)
                                               --------     --------     --------     --------      --------

Balance at April 30, 1997 ................        7,989            8       41,821      (27,792)       14,037

Issuance of common stock to creditors ....          259           --          675           --           675
Issuance of common stock for employee
  stock purchase plan ....................           87           --           87           --            87
Exercise of stock options ................          110           --          198           --           198
Net loss .................................           --           --           --      (18,866)      (18,866)
                                               --------     --------     --------     --------      --------
Balance at April 30, 1998 ................        8,445     $      8     $ 42,781     $(46,658)     $ (3,869)
                                               ========     ========     ========     ========      ========




   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                          Year ended April 30,
                                                                  ------------------------------------
                                                                    1998          1997           1996
                                                                  --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................     $(18,866)     $ (4,039)     $  3,574
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Depreciation and amortization .........................        2,629         1,731         1,704
      Changes in assets and liabilities:
       Accounts receivable ..................................        2,348         3,396        (2,545)
       Inventories ..........................................        8,538         3,461        (9,341)
       Other assets .........................................           80           451          (642)
       Accounts payable .....................................        3,133        (5,179)        8,327
       Accrued expenses .....................................        2,381          (863)       (2,787)
       Deferred gross profit on shipments to distributors ...           97          (731)          263
                                                                  --------      --------      --------
         Net cash used in operating activities ..............          340        (1,773)       (1,447)
                                                                  --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in short-term investments .........................           --            --           909
   Cash used for the acquisition of equipment ...............       (1,556)       (2,734)       (1,236)
   Proceeds from the disposal of equipment ..................           --           146           616
                                                                  --------      --------      --------
         Cash provided by (used in) investing activities ....       (1,556)       (2,588)          289
                                                                  --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock transactions, net ...........................          285           566         5,248
   Net proceeds from (payment of) line of credit ............         (224)        3,319        (3,086)
   Payment of long-term debt and capital lease obligations ..         (506)         (633)         (936)
   Proceeds from long-term debt and capital lease obligations           --           838            --
   Change in restricted cash ................................         (500)           --            --
                                                                  --------      --------      --------
         Cash provided by financing activities ..............         (945)        4,090         1,226
                                                                  --------      --------      --------

Net increase (decrease) in cash and cash equivalents ........       (2,161)         (271)           68
Cash at beginning of the period .............................        2,695         2,966         2,898
                                                                  --------      --------      --------

Cash at end of the period ...................................     $    534      $  2,695      $  2,966
                                                                  ========      ========      ========

Supplemental disclosures:
   Cash paid during the year for:
     Interest ...............................................     $  1,425      $    541      $    536
                                                                  ========      ========      ========
     Income taxes ...........................................     $     15      $     41      $     51
                                                                  ========      ========      ========




   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   OPERATIONS

      Catalyst Semiconductor, Inc. ("Catalyst" or the "Company"), incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

      The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

      The Company's recent operating results have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of 1998, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. Management believes, however, that it will require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 1999, and is currently pursuing other sources of liquidity.

   BASIS OF PRESENTATION


      Catalyst has a fiscal year that ends on the Sunday nearest April 30th. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

   FOREIGN CURRENCY TRANSLATION

      The functional currency of the Company's Japanese subsidiary is the Japanese yen. Accordingly, all assets and liabilities are translated at the current exchange rate at the end of the period and revenues and expenses at exchange rates in effect when incurred. Cumulative translation adjustments and net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

                          CATALYST SEMICONDUCTOR, INC.

   REVENUE RECOGNITION

      Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the time the distributor sells the product to the end customer. Upon shipment by the Company, amounts billed to distributors with rights to product returns or price protection rights are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the merchandise is sold to the end customer by the distributors. During the fourth quarter of fiscal 1996, three distributors agreed to amend their agreements and thereby waive price protection and certain return rights, resulting in recognition of revenue previously deferred of approximately $2.4 million.

      Fees on development and license contracts are recognized using the percentage of completion method, which generally coincides with the time when the milestones defined in the contracts have been met and accepted by the customer. Non-refundable deposits received in connection with development and license contracts are recognized on a straight-line basis over the lives of the contracts. Service fees derived from development and license agreements are recognized as the services are performed. Royalties are recognized when the licensee sells the related products. Development costs incurred relating to license revenue and royalty income were not significant during any of the periods presented.

   INVENTORIES

      Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

      During fiscal 1996, the Company's operating results were favorably impacted by the sale of Flash memory products for which the costs had been written-down to an estimated net realizable value of zero at the end of fiscal 1994. If the costs had not been written-down in fiscal 1994, then cost of sales would have been $2.2 million higher than the amounts reported for fiscal 1996.


PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets (generally two to five years). Leasehold improvements are stated at cost and amortized over their estimated useful lives or the remaining lease term, whichever is shorter.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

      For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, line of credit, notes payable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

                          CATALYST SEMICONDUCTOR, INC.

   CONCENTRATION OF CREDIT RISK

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

   DEPENDENCE ON WAFER SUPPLIERS

      The Company does not directly manufacture finished silicon wafers. The Company's strategy has been to maintain relationships with wafer foundries. However, there can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative manufacturing sources. This could result in possible loss of sales or reduced margins.

     During fiscal 1996, the Company signed an agreement with United Microelectronics Corporation (UMC) of Taiwan. Under the terms of this agreement the Company received a significant commitment of wafers from UMC in exchange for rights to certain of the Company's designs. In addition, the Company received net proceeds of $3.7 million from the sale of 650,000 shares of common stock to UMC.


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

   NET INCOME (LOSS) PER SHARE

      During the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires presentation of both Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options, warrants and convertible preferred stock. Net income
(loss) per share presented for all prior periods has been restated to conform to the provisions of SFAS 128.

                          CATALYST SEMICONDUCTOR, INC.

     A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:


                                                               Year ended April 30,
                                                     ----------------------------------------
                                                       1998            1997            1996
                                                     --------        --------        --------
                                                      (in thousands, except per share data)
Net income (loss) ............................       $(18,866)       $ (4,039)       $  3,574
Shares calculation:
Average shares outstanding--basic ............          8,263           7,918           8,144
Effect of dilutive securities:
        Stock options ........................             --              --              97
                                                     --------        --------        --------
Average shares outstanding--diluted ..........          8,263           7,918           8,241
                                                     ========        ========        ========

Net income (loss) per share--basic ...........       $  (2.28)       $  (0.51)       $   0.44
                                                     ========        ========        ========

Net income (loss) per share--diluted .........       $  (2.28)       $  (0.51)       $   0.43
                                                     ========        ========        ========


     Options to purchase 2,637,000 shares of common stock at prices ranging from $0.69 to $6.30 per share were outstanding during 1998 and 2,466,000 shares of common stock at prices ranging from $1.08 to $6.30 per share were outstanding during 1997, and were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

   NEW ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1999.

      In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for the Company's annual consolidated financial statements for the year ending April 30, 1999.

                          CATALYST SEMICONDUCTOR, INC.

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):


                                                                                    April 30,
                                                                            ------------------------
                                                                              1998            1997
                                                                            --------        --------
         Accounts receivable:
            Accounts receivable .....................................       $  5,052        $  7,199
            Less:  Allowance for doubtful accounts ..................           (326)           (125)
                                                                            --------        --------
                                                                            $  4,726        $  7,074
                                                                            ========        ========
         Inventories:
            Work-in-process .........................................       $  2,410        $  5,123
            Finished goods ..........................................          1,784           7,609
                                                                            --------        --------
                                                                            $  4,194        $ 12,732
                                                                            ========        ========
         Property and equipment:
            Engineering and test equipment ..........................       $  7,691        $  9,392
            Computer hardware and software ..........................          3,470           3,364
            Furniture and office equipment ..........................          1,275           1,183
                                                                            --------        --------
                                                                              12,436          13,939
            Less: accumulated depreciation and amortization .........         (9,602)        (10,032)
                                                                            --------        --------
                                                                            $  2,834        $  3,907
                                                                            ========        ========


NOTE 3 -LINE OF CREDIT:

      Under the terms of a bank revolving line of credit in place at April 30, 1998, the Company could borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers. The line of credit bears interest at a variable rate equal to the bank's prime lending rate plus 2.25% (13.75% at April 30, 1998). As of April 30, 1998, $5.75 million of the amount borrowable had been pledged as security for bank letters of credit. The revolving line of credit expires on June 19, 1999. Amounts borrowed on the line of credit are secured by accounts receivable and inventory and subject to compliance with loan covenants. At April 30, 1998 and 1997, the Company had borrowings of $3.2 million outstanding and $3.4 million under the line of credit agreements. At April 30, 1998, the Company was in default under various provisions of the loan agreement entitling the Bank to terminate the loan agreement and declare the loans immediately due and payable. As a result of noncompliance with the terms of the loan, the Company cannot currently borrow any additional funds under the line.

      On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan, which bears interest at 18%, was due and payable on May 15, 1998. The loan is classified under the current portion of long-term debt at April 30, 1998.

NOTE 4 - LEASES:

      At April 30, 1998 and 1997, the net book value of assets recorded as property and equipment under capital leases aggregated $0.7 million and $0.5 million, which is net of accumulated amortization of $1.5 million and $1.2 million, respectively. The amortization of assets recorded under capital leases is included with depreciation and amortization expense.

      The Company leases its office facilities under operating leases. Total rent expense under these leases was $416,000, $498,000 and $412,000 for fiscal 1998, 1997 and 1996, respectively.

                          CATALYST SEMICONDUCTOR, INC.

      The aggregate future minimum lease payments, by fiscal year, under capital and non-cancelable operating leases with initial terms of one year or more at April 30, 1998 are as follows (in thousands):

                                                                    Capital       Operating
                                                                     Leases        Leases
                                                                     ------        ------
      1999 ...................................................       $  432        $  401
      2000 ...................................................          222           413
      2001 ...................................................          204           413
      2002 ...................................................           26           425
      2003 ...................................................           --           438
      Thereafter .............................................           --         1,434
                                                                     ------        ------
      Total minimum payments .................................          884        $3,524
                                                                                   ======
      Less: amount representing interest .....................         (101)
                                                                     ------
      Present value of future minimum lease payments .........          783
      Current portion of capital lease obligations ...........         (282)
                                                                     ------
      Long-term portion of capital lease obligations .........       $  501
                                                                     ======

NOTE 5 - INCOME TAXES:

      The provision for income taxes for the year ended April 30, 1996 was comprised of minor amounts of current foreign and state income taxes.

      Deferred tax assets are comprised of the following (in thousands):


                                                                           April 30,
                                                                    ------------------------
                                                                      1998            1997
                                                                    --------        --------
      Deferred income and sales returns reserves ............       $    250        $    374
      Loss carryforwards ....................................         13,150           8,497
      Research and development credit carryforwards .........            959             959
      Non deductible reserves and accruals ..................          1,482           1,132
      Other .................................................            500             549
                                                                    --------        --------
        Total deferred tax assets ...........................         16,341          11,511
      Valuation allowance ...................................        (16,341)        (11,511)
                                                                    --------        --------
                                                                    $    ---        $    ---
                                                                    ========        ========

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income (loss) as a result of the following:


                                                                            Year ended April 30,
                                                                       ----------------------------
                                                                       1998       1997         1996
                                                                       ----       ----         ----
      Statutory federal tax rate ...............................       (34)%       (34)%        34%
      State income taxes .......................................        --          --           1
      Foreign income and withholding taxes .....................        --          --           1
      Realized deferred tax assets previously reserved .........        --          --         (34)
      Tax benefits not currently recognized ....................        34          34          --
                                                                      ----        ----        ----
            Effective tax rate .................................       ---%        ---%          2%
                                                                      ====        ====        ====

     Tax loss carryforwards at April 30, 1998 are approximately $37.6 million for federal purposes. These carryforwards begin to expire in fiscal 2007. The research and development credits begin to expire in fiscal 2001. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

                          CATALYST SEMICONDUCTOR, INC.

     No provision is made for income taxes relating to potential future distributions of accumulated earnings from the Company's foreign subsidiary, which at April 30, 1998 were not significant, since it is the Company's intention to reinvest substantially all of the undistributed earnings in its foreign operations.

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

     During 1993, the Company adopted a Director Stock Option Plan (the "Director Plan") which provides for the grant of nonstatutory stock options to nonemployee directors. A total of 220,000 shares of Common Stock have been reserved for issuance under the Director Plan. Options granted under the Director Plan are for periods not to exceed five years. Option grants under the Director Plan must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options vest over a period of three years. As of April 30, 1998 a total of 171,000 options at exercise prices ranging from $0.90 to $6.00 per share, have been granted under the Director Plan, 52,000 of which were exercisable.

     During fiscal 1993, the Company issued to certain employees stock options at prices which gave rise to deferred compensation expense. In connection with the issuance of these stock options, the Company recorded $316,000 as deferred compensation and recognized $46,000 and $81,000 as compensation expense for fiscal 1997 and 1996, respectively. The remaining $189,000 was recognized in years prior to fiscal 1996.

                          CATALYST SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     A summary of activity under the Option Plan and the Director Plan are as follows:


                                                       Options                           Weighted
                                                      Available          Options         Avg Price
                                                      for Grant        Outstanding       Per Share
                                                      ---------        -----------       ---------
                                                                     (in thousands)
      Balance at April 30, 1995 ..............              46            1,708           $   2.02

      Additional shares reserved .............             700               --
      Granted ................................          (1,425)           1,425           $   5.73
      Canceled ...............................             243             (243)          $   3.00
      Exercised ..............................              --             (507)          $   2.17
                                                        ------            -----
      Balance at April 30, 1996 ..............            (436)           2,383           $   3.80

      Additional shares reserved .............             880               --
      Granted ................................          (2,205)           2,205           $   2.74
      Canceled ...............................           1,970           (1,970)          $   4.66
      Exercised ..............................              --             (152)          $   2.06
                                                        ------            -----
      Balance at April 30, 1997 ..............             209            2,466           $   2.41

      Granted ................................          (2,995)           2,995           $   1.15
      Canceled ...............................           2,804           (2,804)          $   2.20
      Exercised ..............................              --             (110)          $   1.82
                                                        ------            -----
      Balance at April 30, 1998 ..............              28            2,547           $   1.26
                                                        ======            =====



   The Range of Exercise Prices table below summarizes information regarding stock options outstanding at April 30, 1998.


                                                                           Range of Exercise Prices
                                              ------------------------------------------------------------------------------------
                                              0.69-0.91      1.06-1.06      1.69-1.94      2.69-3.00      5.00-6.30        Total
                                              ---------      ---------      ---------      ---------      ---------      ---------
     Options Outstanding:

     Number outstanding .................           389          1,785            304             39             30          2,637
     Weighted-average remaining
       contractual life (years) .........           9.7            7.3            2.5            1.5            2.8            6.8
     Weighted-average exercise price ....     $    0.70      $    1.06      $    1.88      $    2.83      $    5.37      $    1.26

     Options Exercisable:

     Number exercisable .................            18          1,238            289             39              7          1,681
     Weighted-average exercise price ....     $    0.69      $    1.06      $    1.89      $    2.83      $    5.39      $    1.42

     In January 1998, the Board of Directors offered employee holders of options the opportunity to cancel such options and receive an equal amount of options with an exercise price per share equal to the then current fair market value. As a result, options to purchase approximately 1.8 million shares were canceled and an equal number were granted at an exercise price of $1.06.

   OTHER STOCK PLANS

     The Board of Directors and Stockholders approved the Company's Employee Stock Purchase Plan (the "Purchase Plan") in March 1993. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Sales made through this plan will be at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. As of April 30, 1998, a total of 228,000 shares have been issued under the Purchase Plan.


   PRO FORMA STOCK COMPENSATION DISCLOSURE

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for options granted in 1998, 1997 and 1996, respectively: dividend yield of 0 percent for all years, expected volatility of 79, 80 and 80 percent, risk free interest rates of 5.50, 6.12 and 5.86, and expected lives of 3 years for non-officer/director employees and 4 years for officers and directors for all years.

     The fair value of each share granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for shares granted in 1998, 1997 and 1996, respectively: dividend yield of 0 percent for all years, expected volatility of 79, 86 and 80 percent, risk free interest rates of 5.36, 5.32 and 5.43, and expected lives of 0.5 years for non-officer/director employees and officers and directors for all years.

                          CATALYST SEMICONDUCTOR, INC.

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

                                                                                   Year ended April 30,
                                                                       -------------------------------------------
                                                                          1998             1997             1996
                                                                       ----------       ----------      ----------
     Proforma net income (loss):                                      $  (20,226)      $   (5,750)     $    3,072

     Pro-forma net income (loss) per share:       Basic:              $    (2.45)      $    (0.73)     $     0.38
                                                  Diluted:            $    (2.45)      $    (0.73)     $     0.37

     The above pro forma amounts include compensation expense based on the fair value of options vesting during the years ended April 30, 1998, 1997 and 1996 and exclude the effects of options granted prior to May 1, 1995. Accordingly, the above pro forma net income (loss) and net income (loss) per share are not representative of the effects of computing stock option compensation expense using the fair value method for future periods.

NOTE 7 - INTERNATIONAL OPERATIONS AND SIGNIFICANT CUSTOMERS:

      Revenues from export sales were as follows (in thousands):


                                                          Year ended  April 30,
                                                    ---------------------------------
                                                     1998          1997         1996
                                                    -------      -------      -------
     Japan ...................................      $ 8,883      $ 9,321      $ 9,733
     Other Far East ..........................        8,122       10,771       13,453
     Europe ..................................        5,263        9,501       12,672
                                                    -------      -------      -------
        Total export sales ...................      $22,268      $29,593      $35,858
                                                    =======      =======      =======

      The Company sells product to its Japanese distributor, which is also a stockholder. Revenue from this stockholder represented $7.2 million, $6.5 million and $7.3 million or approximately 21%, 14% and 12% of product sales for the years ended April 30, 1998, 1997 and 1996, respectively. No other customer accounted for 10% or more of product sales.

      Sales and purchase transactions are denominated in U.S. dollars, except for certain sales and purchases which were denominated in Japanese yen and which were insignificant for the years ended April 30, 1998, 1997 and 1996. Certain test equipment, with a net book value of approximately $0 million, $0.9 million and $0.9 million at April 30, 1998, 1997 and 1996, respectively, is located at a foreign subcontractor's facilities. Except for such equipment, the Company has no significant assets located outside of the U.S.


NOTE 8 - LEGAL MATTERS AND OTHER CONTINGENCIES:

      In September 1997, the Company settled certain actions filed by Samsung and another party against the Company. In connection with these settlements, the Company paid $200,000 in cash and issued 259,000 shares of its common stock in exchange for full settlement of certain accounts payable balances owed by the Company.

                          CATALYST SEMICONDUCTOR, INC.

     In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company's financial condition or results of operations.

     The Company is also negotiating with several creditors who have threatened or filed legal action for the non-payment of amounts owed to them by the Company. Management believes that the resolution of these claims will be forthcoming and the resolution will not have a material adverse impact on the Company's financial condition or results of operations.

NOTE 9 - SUBSEQUENT EVENT:

     In May 1998, a private investor purchased 1,500,000 shares of the Company's common stock in a private placement for $1.00 per share. The offer and sale of the securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. In connection with such issuance the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company Stock or taking actions to control the Company. The Company also has certain repurchase rights with respect to the shares sold over the twelve months from the date of issuance.

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
------                        -----------
3.2      (1)      Restated Certificate of Incorporation of Registrant.

3.4      (1)      Bylaws of Registrant.

4.1      (5)      Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First
                  National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of
                  Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.

10.3     (1)      Stock Purchase Agreement dated March 31, 1992 between Kamlesh Kumari and Registrant, together with Promissory
                  Note and Guarantee by B.K. Marya.

10.7     (1)      Stock Option Plan, as amended, including forms of Stock Option Agreement.

10.8     (1)      1993 Employee Stock Purchase Plan.

10.9     (1)      1993 Director Stock Option Plan.

10.12    (1)      Distributor Agreement dated February 1990 between Arrow Electronics, Inc. and Registrant.

10.14    (1)      Distributor Agreement dated June 30, 1986 between Registrant and Marubun Corporation.

10.15    (1)      Irrevocable License Agreement dated May 8, 1988 between Seiko Instruments, Inc. and Registrant.

10.16    (1)      64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS EEPROM Consulting and Design Work Agreement dated
                  March 26, 1986 between OKI Electric Industry Co., Ltd. and the Registrant.

10.17    (1)      FLASH EEPROM Development and License Agreement dated July 18, 1988 between OKI Electric Co., Ltd. and
                  Registrant.

10.18    (1)      4M FLASH Development and License Agreement dated May 27, 1992 between OKI Electric Co., Ltd. and Registrant.

10.27    (1)      Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.34    (2)      Wafer Supply Agreement dated February 24, 1995 between OKI Electric Industry Co., Ltd. and the Registrant.

10.36    (3)+     License Agreement dated August 18, 1995 between Intel Corporation and Registrant

10.38    (4)      Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and
                  Registrant.

10.39    (4)+     Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the Registrant.

10.41    (4)+     Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry
                  Co., Ltd. and Registrant.

10.42    (4)      Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and Registrant.

10.43    (4)      Separation and Consulting Agreements dated August 30, 1995 between Donald B. Witmer and the Registrant.

10.44    (4)      Employment Agreement dated April 25, 1995 between Christopher Carstens and Registrant.

10.45    (4)      Employment Agreement dated August 14, 1995 between C. Michael Powell and Registrant.

10.46    (4)      Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.47    (4)      Loan Agreement and Loan Forgiveness Agreement dated September 7, 1995 between C. Michael Powell and Registrant.

10.48    (4)      Loan Forgiveness Agreement dated March 12, 1996 between Radu Vanco and Registrant.

10.49             Loan and Security Agreement dated June 19, 1997 between Coast Business Credit, a division of
                  Southern Pacific Thrift & Loan Association ("Coast"), and Registrant.

10.50             Loan and Security Agreement (CEFO Facility) dated June 19, 1997 between Coast Business Credit, a division of
                  Southern Pacific Thrift & Loan Association ("Coast"), and Registrant.

10.51             Commercial Security Agreement dated April 1, 1998 between Registrant and Oki Electric Industry Co., Ltd.

10.52             Wafer Purchase Agreement dated March 23, 1998 between Registrant and Trio-Tech International PTE LTD with
                  Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.

10.53             Addendum dated May 29, 1998 to Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.54             Severance Agreement dated April 28, 1998 between Sorin Georgescu and Registrant.

10.55             Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.

10.57             Severance Agreement dated April 28, 1998 between Marc H. Cremer and Registrant.


10.58             Severance Agreement dated April 28, 1998 between Bassam Khoury and Registrant.

10.59             Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.

10.60             Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston,
                  N.A., as rights agent.

10.61             Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. ("Elex") with
                  Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.

10.62             Letter Agreement dated August 6, 1998 between Coast and Registrant concerning default and forbearance under the
                  Company's bank agreements.

21.1     (1)      List of Subsidiaries of Registrant.

23.1              Consent of Independent Accountants.

24.1              Power of Attorney (reference is made to page __ of this report on Form 10-K).

27.1              Financial Data Schedule.


         (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.

         (2) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1995.

         (3) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.

         (4) Incorporated by reference to Registrant's Form 10-K filed for the year ended April 30, 1996.

         (5) Incorporated by reference to Exhibit 1 to Registrant's Form 8-A filed on January 22, 1997.

         + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.