Form 10-K/A
period 1998-05-03
CATALYST SEMICONDUCTOR INC
filed 1998-08-31
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 3, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________ .

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

                          CATALYST SEMICONDUCTOR, INC.

PART III

Item 10.   Directors and Executive Officers of Registrant.......................     Page 3
Item 11.   Executive Compensation...............................................     Page 5
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......     Page 13
Item 13.   Certain Relationships and Related Transactions.......................     Page 14


PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......     Page 16

Signatures .....................................................................     Page 18

                          CATALYST SEMICONDUCTOR, INC.


ITEMS 10, 11 12 AND 13 OF PART III TO REGISTRANT'S FORM 10-K FOR FISCAL 1998 ARE AMENDED IN THEIR ENTIRETY TO READ AS FOLLOWS:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information relating to the Company's executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of this Report on Form 10-K for fiscal 1998 as previously filed.

DIRECTORS

         Set forth below are the names of, and certain information as of August 14, 1998 about the current directors of the Company.


   NAME                                  AGE                 PRINCIPAL OCCUPATION

   Hideyuki Tanigami................     48     President and Chief Executive Officer of Marubun
                                                USA Corporation

   Radu M. Vanco....................     48     President, Chief Executive Officer and Director
                                                of Catalyst Semiconductor, Inc.

   Lionel M. Allan..................     55     President and Chief Executive Officer Allan
                                                Advisors, Inc.

   C. Michael Powell................     47     Independent Consultant

   Patrick Verderico................     54     President and Chief Executive Officer of
                                                Integrated Packaging Assembly Corporation



         Except as indicated below, each director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any directors or executive officers of the Company.

         Mr. Tanigami became Chairman of the Company in March 1998 and has served as a director of the Company since February 1996. From 1985 to April 1994, Mr. Tanigami served as Vice President, Corporate Development, of the Company. From January 1996 to present, he has served as President and Chief Executive Officer of Marubun USA Corporation, an electronics distribution company. From June 1994 to present, he has also served as President of Technology Matrix, Inc., and since 1985 has been President and Chief Executive Officer of Tanigami Associates, an international consulting firm.

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

         Mr. Allan has served as a director of the Company since August 1995. Mr. Allan is President and Chief Executive Officer of Allan Advisors, Inc., a legal consulting firm that he founded in 1992. Mr. Allan is also a director and past Chairman of the Board of KTEH Public Television Channel 54, in San Jose, California, a director of Accom, Inc., a digital video systems company, and director of Global Motorsport Group, Inc., a motorcycle parts company.

         Mr. Powell has served as an independent consultant since March 1998. He served as Chairman of the Company from August 1995 to March 1998, as Chief Executive Officer and a director of the Company July 1994 to August 1995 and as President of the Company from August 1993 to March 1998. From August 1993 to July 1994, Mr. Powell served as Chief Operating Officer of the Company and from October 1995 to February 1997, Mr. Powell served as Chief Financial Officer of the Company. From April 1990 to July 1993, Mr. Powell served as Vice President of Product Lines at Cypress Semiconductor Corporation, a semiconductor company. From July 1988 to March 1990, Mr. Powell served as the Vice President, General Manager of the Memory Division of SEEQ Technology, Inc. Prior to joining SEEQ, Mr. Powell held various management positions with Fairchild Semiconductor, Telmos and Hewlett Packard. Mr. Powell holds Bachelors and Masters degrees in Physics from Georgia Institute of Technology as well as M.S.E.E. and MBA degrees from Stanford University.

         Mr. Verderico has served as a director of the Company since April 1996. From July 1997 to present, Mr. Verderico has served as President and Chief Executive Officer of Integrated Packaging Assembly Corporation ("IPAC"). From April 1997 to July 1997, Mr. Verderico served as Executive Vice President and Chief Operating Officer of IPAC. From April 1996 to July 1996, Mr. Verderico served as Executive Vice President and Chief Operating Officer of Maxtor Corporation, a hard disk drive company. From 1994 to March 1996, he served as Chief Financial Officer and Vice President, Finance and Administration, of Creative Technology, a multimedia products manufacturer. From 1992 to 1994, he served as Chief Financial Officer and Vice President, Finance and Administration, of Cypress Semiconductor, and from 1989 to 1992, served as Partner in Charge, West Region Manufacturing Consulting of Coopers & Lybrand, an independent public accounting and consulting firm. Prior thereto he held various positions with Philips Semiconductors, National Semiconductor and Fairchild Semiconductor. Mr. Verderico has also been a director of Micro Component Technology, Inc. since December 1992 and a director of Integrated Packaging Assembly Corporation since July 1997.

         Information relating to the Company's executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of this Report on Form 10-K for fiscal 1998 as previously filed.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the Company believes that during fiscal 1998, all such reports were timely filed except for late filings of a Form 3 by each of Messrs. Cremer, Georgescu, Khoury, and Voicu. Again based solely on its review of copies of such forms received by it, the Company believes that all filing requirements applicable to its officers, directors and ten percent stockholders have been complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows the compensation paid by the Company in fiscal 1998, 1997 and 1996 to (i) the Company's Chief Executive Officer and his predecessor who left the Company in March 1998, (ii) the four most highly compensated officers other than the Chief Executive Officer who served as executive officers at April 30, 1998 and (iii) one highly compensated individual who would have qualified under (ii) above except he was not serving as an executive officer as of April 30, 1998 (collectively, the "Named Officers").


                                                    SUMMARY COMPENSATION TABLE

                                   Annual Compensation                Long Term Compensation
                                   --------------------               -----------------------
                                                                      Awards             Payouts
                                                                      ------      --------------------
                                                           Other
                                                           Annual    Restricted   Securities               All Other
    Name and Principal                                     Compen-     Stock      Underlying     LTIP      Compensa-    Fiscal
         Position                  Salary($)    Bonus ($)  sation($)  Awards ($)  Options (#)  Payouts($)  tion ($)(4)   Year
------------------------------     ---------    ---------  --------- -----------  -----------  ----------  -----------  ------
C. Michael Powell(1) .........     $292,500      $80,658                  --      549,000(2)       --       $702,957(5)  1998
   Former Chairman,President       $337,500      $77,459     --           --      250,000(3)        --      $ 14,028     1997
   and Chief Executive Officer     $331,501      $38,210     --           --      150,000           --      $ 13,577     1996

Radu M. Vanco ................     $225,000      $69,391     --           --      313,166(2)        --      $    609     1998
   President and Chief             $231,879      $95,441     --           --      227,500(3)        --      $    609     1997
   Executive Officer               $222,270      $ 9,334     --           --      142,500           --      $    513     1996

Marc H. Cremer ...............     $203,418           --     --           --       75,000(2)        --      $    288     1998
   Vice President of Sales         $ 24,000        15,540    --           --       25,000           --            --     1997
                                         --           --     --           --           --           --            --     1996

Bassam Khoury ................     $140,732           --     --           --       74,746(2)        --      $    106     1998
 Vice President of Marketing       $147,574           --     --           --       41,430(3)        --      $     87     1997
                                   $141,886      $20,000     --           --       25,000           --      $     73     1996

Gelu Voicu ...................     $126,523           --     --           --       83,000(2)        --      $    183     1998
   Vice President of Product       $131,323           --     --           --       64,500(3)        --      $    174     1997
   Engineering and                 $ 98,288           --     --           --       34,500           --      $    153     1996
   Manufacturing

Daryl E. Stemm(1) ............     $125,000           --     --           --      125,000(2)        --      $     91     1998
   Former Vice President,          $108,654           --     --           --      114,900(3)        --      $     66     1997
   Finance and Administration,     $ 96,463           --     --           --       33,000           --      $     42     1996
   and Chief Financial Officer

Chris P. Carstens(1) .........     $168,596           --     --           --      150,000(2)        --      $ 47,427     1998
   Former Vice President,          $129,808           --     --           --       75,000(3)        --      $    261     1997
   Quality and Reliability         $134,770           --     --           --       50,000           --      $    261     1996
---------------------

   (1) Mr. Powell's employment with the Company terminated March 19, 1998. Mr. Vanco became President and Chief Executive Officer on March 19, 1998. Mr. Stemm's employment with the Company terminated May 29, 1998. Mr. Carstens employment with the Company terminated April 13, 1998.

   (2) Options listed for fiscal 1998 long-term compensation awards reflect options granted as a result of repricings (and consequent cancellation of previously granted options) on January 15, 1998. See "Ten-Year Option Repricings." Options to purchase the following number of shares granted to the following persons in fiscal 1998 were issued as a result of the repricing on January 15, 1998 of previously granted options: Mr. Powell - 549,000; Mr. Vanco - 313,166; Mr. Cremer - 75,000; Mr. Khoury
         - 74,746; Mr. Voicu - 83,000; Mr. Stemm - 125,000; Mr. Carstens -
         150,000. Such repriced options have been reflected as grants in prior fiscal year long-term compensation awards to the extent applicable, however, the 75,000 shares granted to Mr. Cremer do not include 50,000 share previously granted in fiscal 1998 to Mr. Cremer, and the 83,000 shares granted to Mr. Voicu do not include 15,000 shares previously granted in fiscal 1998 to Mr. Voicu. The repriced options retain the same vesting schedule as the options that were replaced but may be exercised for a period of ten years following the date of the repricing.

         Does not include options granted to the following individuals in April 1998 which options remain subject to stockholder approval of an increase in the number of shares available under the Company's stock option plan: Mr. Vanco - 100,000; Mr. Cremer - 25,000; Mr. Khoury - 20,000; Mr. Voicu - 20,000; Mr. Stemm - 25,000.

   (3) Options listed for fiscal 1997 long-term compensation awards reflect options granted as a result of repricings (and consequent cancellation of previously granted options) on December 3, 1996. See Option Repricing Table. Options to purchase the following number of shares granted to the following persons in fiscal 1997 were issued as a result of the repricing on December 3, 1996 of previously granted options: Mr. Powell - 150,000; Mr. Vanco - 167,500; Mr. Khoury
         - 31,430; Mr. Voicu - 44,500; Mr. Stemm - 33,000; Mr. Carstens -
         50,000. Such repriced options have been reflected as grants in prior fiscal year long-term compensation awards to the extent applicable. The repriced options retain the same vesting schedule as the options that were replaced but may be exercised for a period of ten years following the date of the repricing.

   (4) The amount included under "All Other Compensation" for each Named Officer other than Messrs. Powell and Carstens represents the assigned dollar value of group term life insurance premiums paid by the Company for the benefit of such Named Officer.

   (5) $422,500 represents Mr. Powell's severance and benefits accrued upon his termination of employment and $263,429 represents the forgiveness of a loan owed to the Company upon termination of his employment with the Company, plus a tax gross-up for such payment pursuant to a loan forgiveness agreement with the Company. The remainder represents life insurance premiums and the assigned value of group term life insurance premiums paid by the Company for the benefit of such Named Officer. See "Certain Relationships and Related Transactions."

   (6) $47,125 represents Mr. Carstens' severance and benefits accrued upon his termination of employment. The remainder represents the assigned value of group term life insurance premiums paid by the Company for the benefit of such Named Officer. See "Certain Relationships and Related Transactions."


EMPLOYEE BENEFIT PLANS

         Each current Named Officer is entitled to participate in the Option Plan. The Option Plan provides for the grant of options, stock purchase rights, SARs and long-term performance awards.

         The following table sets forth certain information with respect to stock options granted during fiscal 1998 to the Named Officers. No SARs were granted in fiscal 1998. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.


                                                     OPTION GRANTS IN FISCAL 1998

                                                                                           Potential Realizable Value at
                                                                                           Assumed Annual Rates of Stock
                                            Individual Grants                            Price Appreciation for Option Term
                            -----------------------------------------------       -------------------------------------------------

                               Number of     Percent of Total
                               Securities        Options
                               Underlying       Granted to       Exercise
                            Options Granted    Employees in       or Base         Expiration
         Name                   (#)(1)        Fiscal Year (5)   Price ($/SH)         Date                5% ($)             10% ($)
-------------------------   ---------------  -----------------  ------------      -----------           --------            --------
C. Michael Powell........     230,770(2)         N/A             $1.0625            01/14/08            $154,200            $390,775
                               68,230(2)         N/A             $1.0625            01/14/08            $ 45,591            $115,537
                               50,000(2)         N/A             $1.0625            01/14/08            $ 33,410            $ 84,668
                              100,000(2)         N/A             $1.0625            01/14/08            $ 66,820            $169,355
                              100,000(2)         N/A             $1.0625            01/14/08            $ 66,820            $169,335

Radu M. Vanco............      22,315(2)         N/A             $1.0625            01/14/08            $ 14,910            $ 37,787
                               10,185(2)         N/A             $1.0625            01/14/08            $  6,806            $ 17,247
                               30,000(2)         N/A             $1.0625            01/14/08            $ 20,046            $ 50,801
                               35,666(2)         N/A             $1.0625            01/14/08            $ 23,832            $ 60,395
                               50,000(2)         N/A             $1.0625            01/14/08            $ 33,410            $ 84,668
                               50,000(2)         N/A             $1.0625            01/14/08            $ 33,410            $ 84,668
                               55,000(2)         N/A             $1.0625            01/14/08            $ 36,751            $ 93,134
                               60,000(2)         N/A             $1.0625            01/14/08            $ 40,092            $101,601

Marc H. Cremer...........      50,000(3)         8.5%            $1.6250            06/17/07                 N/A                 N/A
                               50,000(4)         N/A             $1.0625            01/14/08            $ 33,410            $ 84,668
                               25,000(2)         N/A             $1.0625            01/14/08            $ 16,705            $ 42,334

Bassam Khoury............      25,000(3)         4.2%            $1.6250            06/17/07                 N/A                 N/A
                               25,000(4)         N/A             $1.0625            01/14/08            $ 16,705            $ 42,334
                                2,482(2)         N/A             $1.0625            01/14/08            $  1,658            $  2,447
                                3,834(2)         N/A             $1.0625            01/14/08            $  2,562            $  6,492
                                2,000(2)         N/A             $1.0625            01/14/08            $  1,336            $  1,756
                               11,430(2)         N/A             $1.0625            01/14/08            $  7,638            $ 19,355
                               10,000(2)         N/A             $1.0625            01/14/08            $  6,682            $ 16,934
                               10,000(2)         N/A             $1.0625            01/14/08            $  6,682            $ 16,934
                               10,000(2)         N/A             $1.0625            01/14/08            $  6,682            $ 16,934

Gelu Voicu...............      15,000(3)         2.5%            $2.28125           10/16/07                 N/A                 N/A
                               15,000(4)         N/A             $1.0625            01/14/08            $ 10,023            $ 25,400
                                6,000(2)         N/A             $1.0625            01/14/08            $  4,009            $ 10,160



                                7,500(2)         N/A             $1.0625            01/14/08            $  5,012            $ 12,700
                               24,500(2)         N/A             $1.0625            01/14/08            $ 16,371            $ 41,487
                               10,000(2)         N/A             $1.0625            01/14/08            $  6,682            $ 16,934
                               10,000(2)         N/A             $1.0625            01/14/08            $  6,682            $ 16,934
                               10,000(2)         N/A             $1.0625            01/14/08            $  6,682            $ 16,934

Daryl E. Stemm...........       1,373(2)         N/A             $1.0625            01/14/08            $    917            $  2,325
                                8,727(2)         N/A             $1.0625            01/14/08            $  5,831            $ 14,778
                               33,000(2)         N/A             $1.0625            01/14/08            $ 22,051            $ 55,881
                               56,900(2)         N/A             $1.0625            01/14/08            $ 38,021            $ 96,352
                               25,000(2)         N/A             $1.0625            01/14/08            $ 16,705            $ 42,334

Chris P. Carstens........      30,000(2)         N/A             $1.0625            01/14/08            $ 20,046            $ 50,801
                               10,000(2)         N/A             $1.0625            01/14/08            $  6,682            $ 16,934
                               35,000(2)         N/A             $1.0625            01/14/08            $ 23,387            $ 59,267
                               25,000(2)         N/A             $1.0625            01/14/08            $ 16,705            $ 42,334
                               25,000(2)         N/A             $1.0625            01/14/08            $ 16,705            $ 42,334
                               25,000(2)         N/A             $1.0625            01/14/08            $ 16,705            $ 42,334

------------------

   (1) Does not include options granted by the Board of Directors to the following individuals in April 1998 which options remain subject to stockholder approval of the Boards increase in the number of shares available under the Company's stock option plan: Mr. Vanco - 100,000; Mr. Cremer - 25,000; Mr. Khoury - 20,000; Mr. Voicu - 20,000; Mr. Stemm
         - 25,000.

   (2) Represents an option granted in December 1998 in replacement of a previously outstanding option with an exercise price above 1.0625 in connection with the repricing of such option.

   (3) The referenced options were originally granted in fiscal 1998 and were subsequently repriced in the same fiscal year on January 15, 1998. The grant constituting the repricing is reflected in the next entry in the table. See Note 3 below and "Ten-Year Option Repricings" below. The 5% and 10% "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" have not been included since such options were replaced by such repricing in the same fiscal year.

   (4) This option constitutes the repricing of the option originally granted during fiscal 1998 in as reported in the preceding entry in this table. See Note 2 above and "Ten-Year Option Repricings" below.

   (5) The "Percent of Total Options Granted to Employees in Fiscal Year" has been provided only as to options originally granted during fiscal 1998 and not as to repricings.

         The following table sets forth information with respect to options exercised in fiscal 1998 by the Named Officers and the value of unexercised options at April 30, 1998.

   AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES


                                                                  Number of Securities
                                                                       Underlying                         Value of Unexercised
                                                                  Unexercised Options at                 In-the-Money Options at
                         Shares Acquired       Value               April 30, 1998 (#)                    April 30, 1998 ($) (1)
                                                              ------------------------------         -----------------------------
      Name                on Exercise (#)    Received ($)     Exercisable      Unexercisable         Exercisable     Unexercisable
--------------------     ----------------    ------------     ------------     -------------        -------------    -------------
C. Michael Powell...              0                 0           549,000                --                 0                 0

Radu M. Vanco ......              0                 0           101,298           211,864                 0                 0

Marc H. Cremer .....              0                 0            22,395            52,604                 0                 0

Bassam Khoury ......              0                 0            30,231            44,511                 0                 0

Gelu Voicu .........              0                 0            43,959            39,037                 0                 0

Daryl E. Stemm .....              0                 0            50,403            74,597                 0                 0

Chris P. Carstens...              0                 0            96,415                --                 0                 0

------------------
   (1) Represents the market price at fiscal year end ($0.8125) less the exercise price. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of the Company's Common Stock as reported on the NASDAQ Stock Market on April 30, 1998.

DIRECTOR COMPENSATION

         In addition to options granted pursuant to the Company's stock option plans, nonemployee directors (including directors who are consultants) receive quarterly fees in an amount equal to $3,600 for each quarter in which such director attends a Board meeting. See "Certain Relationships and Related Transactions" for other payments and arrangements with directors.

REPORT ON COMPENSATION OF EXECUTIVE OFFICERS

         The following is a report of the Compensation Committee of the Board of Directors of the Company (the "Committee") describing the compensation philosophy and parameters applicable to the Company's executive officers with respect to the compensation paid to such officers during fiscal 1998. The actual compensation paid to the Named Officers during fiscal 1998 is shown in the "Summary Compensation Table."

         The Committee is responsible for reviewing the Company's compensation policies and the actual compensation paid to the Company's executive officers. At the end of fiscal 1998, the Committee was comprised of two (2) of the non-employee directors, Hideyuki Tanigami and Patrick Verderico. All policies and actual compensation were submitted to the full Board for final approval.

         Compensation Philosophy. The general philosophy of the Company's compensation program is to offer the Company's Chief Executive Officer and other executive officers competitive compensation packages based upon both the Company's performance as well as the individual's performance and contributions. The Company's compensation policies are intended to motivate and reward highly qualified executives for long-term strategic management and the enhancement of stockholder value, to support a performance-oriented environment that rewards achievement of specific internal Company goals and to attract and retain executives whose abilities are critical to the long-term success and competitiveness of the Company. This is further subject to the Company's financial condition and results of operations. The Company's compensation program is comprised of three main components, Base Salary, Bonus Plan and Stock Options.

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

         During fiscal 1998, Messrs. Powell and Vanco received bonuses. See "Compensation of Chief Executive Officer" in this Report on Compensation and "Certain Relationships and Related Transactions." No other executive officer received a bonus during fiscal 1998.

         Stock Options. The Committee believes that stock options provide additional incentives to officers to work toward maximizing stockholder value. The Committee views stock options as one of the more important components of the Company's long-term, performance-based compensation philosophy. These options are provided through initial grants at or near the date of hire and through subsequent periodic grants based upon performance and promotions, as well as additional grants to provide continuing motivation as earlier grants vest in full. Options granted by the Company to its executive officers and other employees have exercise prices equal to fair market value at the time of grant and, generally, vest over a four-year period. In addition, on January 15, 1998 the Company repriced its outstanding options to $1.0625 per share, the then current fair market value of the Company's Common Stock.

         Severance Arrangements. See "Certain Relationships and Related Transactions" for a description of severance arrangements for the executive officers.

         Compensation for the Chief Executive Officer. Mr. Vanco's base salary was established at a level which the Committee determined to be similar to the amounts paid by comparably sized companies similarly situated. He also received a bonus of $69,391 in fiscal 1998 which equaled the principal and accrued interest due and payable on a loan owed to the Company, plus a tax gross-up for such payment pursuant to a loan forgiveness agreement with the Company. While Mr. Powell was Chief Executive Officer his base salary was established at a level which the Committee determined to be similar to the amounts paid by comparably sized companies. He also received a bonus of $80,658 in fiscal
1998 which equaled the principal and accrued interest due and payable on a loan owed to the Company, plus a tax gross-up for such payment pursuant to a loan forgiveness agreement with the Company. See "Certain Relationships and Related Transactions."

         The Committee considers equity based compensation, in the form of stock options, to be an important component of a Chief Executive Officer's compensation. These grants are intended to motivate leadership for long-term Company growth and profitability. During fiscal 1998, Mr. Vanco was granted options to purchase 100,000 shares of the Company's Common Stock at the exercise price of $0.6875, however, such options are not effective unless and until an increase in the number of shares available under the Company's option plan is approved by the Company's stockholders.

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

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Hideyuki Tanigami
Patrick Verderico

REPORT ON REPRICING OF OPTIONS

         On January 15, 1998, the Board of Directors of the Company unanimously approved resolutions authorizing the repricing of certain outstanding stock options held by all then employees, including officers, and certain consultants of the Company on the terms described below. The overall purpose of the Company's stock option plan had been to attract and retain the services of the Company's employees and to provide incentives to such persons to exert exceptional efforts for the Company's success. The Committee concluded that the decline in the market value of the Company's Common Stock had diminished the value of the Company's stock option program as an element of the Company's compensation arrangements. Accordingly, the Board approved the repricing program described below.

         All outstanding and unexercised options granted prior to December 2, 1998 with an exercise price above $1.0625 per share, the closing price on January 15, 2008, held by employees of the Company, including officers, and certain consultants were repriced to the new price of $1.0625. The expiration date of the new repriced options is January 15, 2008.

THE BOARD OF DIRECTORS

Lionel M. Allan
C. Michael Powell
Hideyuki Tanigami
Radu M. Vanco
Patrick Verderico

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors. During fiscal 1998, Messrs. Tanigami and Verderico served as the members of the Compensation Committee of the Board of Directors. Mr. Tanigami, Chairman of the Board of Directors was employed by the Company in various capacities from October 1985 to April 1994 including the most recent position as Vice President of Corporate Development. Messers. Powell and Vanco participated in the Board's final approval of executive compensation matters.

                           TEN-YEAR OPTION REPRICINGS

         The Named Officers of the Company received repriced stock options on May 14, 1994, December 3, 1996 and January 15, 1998 as follows:


                                                                                                                         Length of
                                                                                                                          Original
                                                  Number of            Market                                            Option Term
                                                  Securities           Price            Exercise                          Remaining
                                                  Underlying           of Stock         Price at          New            at Date of
                                                    Option            at Time of         Time of        Exercise         Repricing
      Name and Position            Date            Repriced (#)      Repricing ($)     Repricing ($)      Price ($)       (Months)
--------------------------------------------------------------------------------------------------------------------------------
C. Michael Powell...........   January 15, 1998       230,770         $1.0625            $1.9375         $1.0625            76
Former Chairman, President     January 15, 1998        68,230         $1.0625            $1.9375         $1.0625            76
and Chief Executive Officer    January 15, 1998        50,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998       100,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998       100,000         $1.0625            $1.5625         $1.0625           111
                               December 3, 1996        50,000         $2.6875            $5.2500         $2.6875           104
                               December 3, 1996       100,000         $2.6875            $6.0000         $2.6875           111
                               May 14, 1994           250,000         $1.9375            $5.7500         $1.9375           117

Radu M. Vanco...............   January 15, 1998        22,315         $1.0625            $1.9375         $1.0625            76
President and Chief            January 15, 1998        10,185         $1.0625            $1.9375         $1.0625            76
Executive Officer              January 15, 1998        30,000         $1.0625            $1.9375         $1.0625            76
                               January 15, 1998        35,666         $1.0625            $1.9370         $1.0625            76
                               January 15, 1998        50,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        50,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        55,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        60,000         $1.0625            $1.5625         $1.0625           111
                               December 3, 1996        50,000         $2.6875            $5.2500         $2.6875           104
                               December 3, 1996        62,500         $2.6875            $7.2500         $2.6875           107
                               December 3, 1996        55,000         $2.6875            $6.0000         $2.6875           111
                               May 14, 1994            52,221         $1.9375            $6.3000         $1.9375           116
                               May 14, 1994            19,445         $1.9375            $5.7500         $1.9375           116
                               May 14, 1994            50,000         $1.9375            $5.7500         $1.9375           117

Marc H. Cremer..............   January 15, 1998        25,000         $1.0625            $2.3125         $1.0625           110
Vice President of Sales        January 15, 1998        50,000         $1.0625            $1.6250         $1.0625           113

Bassam Khoury...............   January 15, 1998         2,482         $1.0625            $1.9375         $1.0625            76
Vice President of Marketing    January 15, 1998         3,834         $1.0625            $1.9375         $1.0625            76
                               January 15, 1998         2,000         $1.0625            $1.9375         $1.0625            76
                               January 15, 1998        11,430         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        10,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        10,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        10,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        25,000         $1.0625            $1.6250         $1.0625           115
                               December 3, 1996        11,430         $2.6875            $4.1250         $2.6875           114
                               December 3, 1996        10,000         $2.6875            $7.2500         $2.6875           107
                               December 3, 1996        10,000         $2.6875            $5.0000         $2.6875           112
                               May 14, 1994            10,000         $1.9375            $5.7500         $1.9375           103
                               May 14, 1994            11,110         $1.9375            $5.7500         $1.9375           116


Gelu Voicu...................  January 15, 1998        15,000         $1.0625            $2.28125        $1.0625           117
Vice President of Product      January 15, 1998         6,000         $1.0625            $1.9375         $1.0625            76
Engineering and                January 15, 1998         7,500         $1.0625            $1.9370         $1.0625            76
Manufacturing                  January 15, 1998        24,500         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        10,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        10,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        10,000         $1.0625            $2.6875         $1.0625           107
                               December 3, 1996        24,500         $2.6875            $5.2500         $2.6875           104
                               December 3, 1996        10,000         $2.6875            $7.2500         $2.6875           107
                               December 3, 1996        10,000         $2.6875            $5.0000         $2.6875           112
                               May 14, 1994             8,000         $1.9375            $5.7500         $1.9375           115

Daryl E. Stemm................ January 15, 1998         1,373         $1.0625            $1.9375         $1.0625            76
Former Vice President, Finance January 15, 1998         8,727         $1.0625            $1.9375         $1.0625            76
and Administration, and        January 15, 1998        33,000         $1.0625            $2.6875         $1.0625           107
Financial Officer Chief        January 15, 1998        56,900         $1.0625            $2.7500         $1.0625           109
                               January 15, 1998        25,000         $1.0625            $1.5625         $1.0625           111
                               December 3, 1996        33,000         $2.6875            $6.0000         $2.6875           111
                               May 14, 1994             4,333         $1.9375            $5.7500         $1.9375           117

Chris P. Carstens............. January 15, 1998        30,000         $1.0625            $1.9375         $1.0625            76
Former Vice President, Quality January 15, 1998        10,000         $1.0625            $1.9375         $1.0625            76
and Reliability                January 15, 1998        35,000         $1.0625            $2.5000         $1.0625            70
                               January 15, 1998        25,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        25,000         $1.0625            $2.6875         $1.0625           107
                               January 15, 1998        25,000         $1.0625            $1.5625         $1.0625           111
                               December 3, 1996        25,000         $2.6875            $5.2500         $2.6875           104
                               December 3, 1996        25,000         $2.6875            $6.0000         $2.6875           111
                               May 14, 1994            30,000         $1.9375            $5.7500         $1.9375           115


PERFORMANCE GRAPH

         The following line graph compares the annual percentage change in the cumulative total stockholder return for the Company's Common Stock with the S&P 500 Index and the S&P Electronics (Semi/Components) Index for the period commencing May 11, 1993 (the date the Company's Common Stock first traded on The Nasdaq National Market) and ending on April 30, 1998. The graph assumes that $100 was invested on May 11, 1993, the date of the Company's initial public offering, and that all dividends are reinvested. Historic stock price performance should not necessarily be considered indicative of future stock price performance.


                      COMPARISON OF CUMULATIVE TOTAL RETURN
             AMONG CATALYST SEMICONDUCTOR, INC., THE S & P 500 INDEX
                AND THE S & P ELECTRONICS (SEMICONDUCTORS) INDEX


                                                                 Cumulative Total Return
                                           -----------------------------------------------------------------------
                                           5/11/93     3/31/94      3/31/95      4/30/96      4/30/97      4/30/98
                                           -------     -------      -------      -------      -------      -------
Catalyst Semiconductor, Inc.                 $100      $ 40.74      $ 37.04      $ 50.00      $ 12.50      $  6.02
S & P 500                                    $100      $103.99      $120.18      $161.10      $201.59      $284.37
S & P Electronics (Semiconductors)           $100      $139.63      $167.68      $216.52      $427.04      $451.84



         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by the Company under those statutes, the preceding Report of the Compensation Committee of the Board of Directors on Executive Compensation, the Report of the Board of Directors on Option Repricing and the Performance Graph are not to be incorporated by reference into any of those previous filings; nor is such report or graph to be incorporated by reference into any future filings which the Company may make under those statutes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of August 14, 1998 by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each Named Officer and (iv) all current directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.


                                                                 SHARES BENEFICIALLY OWNED
                                                                 -------------------------
                                                                   NUMBER          PERCENT
           NAME AND ADDRESS OF BENEFICIAL OWNER                  OF SHARES         OF TOTAL
                                                                 ---------         -------
           Elex N.V.......................................       1,500,000           15.1%
              Transportstraat 1
              B 3980
              Tessenderlo, Belgium

           United Microelectronics Corp...................         650,000            6.5%
              No. 13, Innovation Road I
              Science-Based Industrial Park
              Hsin-Chei City, Taiwan R.O.C.

           C. Michael Powell  (1).........................         549,000            5.2%

           Radu M. Vanco  (1).............................         235,033            2.3%

           Lionel M. Allan  (1)...........................          70,519               *

           Hideyuki Tanigami  (1).........................          82,082               *

           Patrick Verderico  (1).........................          15,832               *

           Bassam Khoury  (1).............................          45,524               *

           Gelu Voicu  (1)................................          54,756               *

           Marc H. Cremer  (1)............................          25,520               *

           Thomas E. Gay III..............................               0               *

           Sorin Georgescu................................               0               *

           Chris P. Carstens  (1)........................           96,415               *

           Daryl E. Stemm................................          125,000            1.2%

           All current directors and executive officers
              as a group   (10 persons) (2)...............       1,078,266            9.8%


        * Percentage of shares beneficially owned is less than one percent of total.

     (1) Includes shares issuable upon exercise of stock options as of August 14, 1998 or within 60 days thereafter as follows:

          C. Michael Powell...........     549,000 shares at $1.0625

          Radu M. Vanco...............     235,033 shares at $1.0625

          Lionel M Allan..............      20,000 shares at $5.1250
                                             5,000 shares at $5.0000
                                             2,500 shares at $1.6875
                                            43,019 shares at $1.0625

          Hideyuki Tanigami...........      66,250 shares at $1.6875
                                             2,500 shares at $1.6875
                                            13,332 shares at $6.0000

          Patrick Verderico...........      13,332 shares at $5.0000
                                             2,500 shares at $1.6875

          Bassam Khoury...............      43,376 shares at $1.0625

          Marc H. Cremer..............      25,520 shares at $1.0625

          Gelu Voicu..................      50,710 shares at $1.0625

          Daryl E. Stemm..............     125,000 shares at $1.0625

          Chris P. Carstens...........      96,415 shares at $1.0625

     (2) Includes 1,072,072 shares issuable upon exercise of stock options as of August 14, 1998 or within 60 days thereafter, held by Messrs. Powell, Vanco, Allan, Tanigami, Verderico, Khoury, Voicu and Cremer as described in Note 1 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1998, the Company recorded approximately $413,000 of consulting fees to Essex S.A., a Romanian corporation ("Essex"), and to certain parties affiliated with Essex, for engineering services. Radu M. Vanco, the Company's President and Chief Executive Officer indirectly owns 91% of the capital stock of Essex. Negotiations with Essex to determine the fee for such services were conducted as an arms length commercial negotiation and did not include any participation by Mr. Vanco.

         In March 1994, the Company loaned Radu M. Vanco, then Vice President Engineering and, from October 1995 to March 1998, Executive Vice President of Engineering and since then President and Chief Executive Officer, $100,000 payable in two years with interest at 6% per annum. The loan proceeds were used by Mr. Vanco for his home. On March 12, 1996, the Company and Mr. Vanco agreed to a bonus arrangement which has the effect of (a) forgiving the principal and accrued interest on the note on a monthly basis over two years commencing March 16, 1996 as long as he remains employed by the Company and (b) forgiving the principal and accrued interest immediately upon his termination without cause or upon a change in control. All principal and accrued interest on the note is immediately due and payable upon his voluntarily resignation or termination for cause. Pursuant to this arrangement, payment of the principal and accrued interest was satisfied in full in March 1998.

         In September 1995, the Company loaned C. Michael Powell, Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company, $200,000 payable in five years with interest at 7% per annum. The loan proceeds were used by Mr. Powell for his home. The agreement between the parties contains a bonus arrangement which has the effect of (a) forgiving the principal and accrued interest on the note over five years on a monthly basis commencing October 7, 1995 for so long as he remains employed by the Company, (b) forgiving the principal and accrued interest immediately upon his termination without cause or upon a change of control, (c) an additional amount equal to any federal or state taxes payable with respect to such bonuses. All principal and accrued interest on the note is immediately due and payable upon his voluntarily resignation or termination for cause. Upon his termination in March 1998, the Company accrued an aggregate of $263,429 in satisfaction of such loan, all accrued interest thereon and the tax payment. In addition, the vesting of all options was accelerated.

         The Company entered into agreements with Messrs. Vanco, Cremer, Gay, Georgescu, Khoury, Voicu, Powell, Carstens and Stemm dated May 1998, April 1998, June 1998, April 1998, April 1998, April 1998, August 1995, April 1995 and September 1995, respectively, which entitle such officers to certain severance payments in the event of an involuntary termination as a result of a merger, sale or change in ownership of the Company (a "Change of Control") and certain other benefits upon any involuntary termination by the Company without cause (an "Involuntary Termination"). Pursuant to the terms and conditions of said agreements, such individuals will receive the following benefits: (a) Mr. Vanco
- for Involuntary Termination as a result of a Change of Control he shall receive severance payments equal to 2, 1-1/2, 1 and 1 times his annual salary if terminated within one, two, three, or four (or more) years, respectively, following his agreement payable over one year plus benefits for six months and all stock options shall be immediately vested and be exercisable for a period of three years; for any other Involuntary Termination he shall receive a severance payment equal to his annual salary payable over one year and all stock options shall be immediately vested and be exercisable for a period of three years; (b) each of Messrs. Cremer, Gay, Georgescu, Khoury and Voicu - for Involuntary Termination as a result of a Change of Control he shall receive a severance payment equal to one-half his annual salary payable over six months and all unvested options shall immediately vest and be exercisable for one year; for any other Involuntary Termination he shall receive a severance payment equal to one-quarter of his annual salary payable over six months and all vested options shall be exercisable for a period of one year; (c) Mr. Powell - for Involuntary Termination as a result of a Change of Control he would receive severance payments equal to 2, 1-1/2, 1 and -1/2 times his annual salary if terminated within one, two, three, or four (or more) years, respectively, following his agreement plus benefits for six months ; for an Involuntary Termination he would receive a severance payment equal to his annual salary; upon a Change of Control or his death or Involuntary Termination, all stock options would be immediately vested and be exercisable for a period of three years following any such death or Involuntary Termination; Mr. Powell's employment terminated in March 1998 and the Company accrued expenses aggregating $422,520 for such severance and benefits; and (d) Mr. Carstens - for Involuntary Termination as a result of a Change of Control he would receive a severance payment equal to one-half his annual salary and benefits; for any other Involuntary Termination he would receive a severance payment equal to one-quarter of his annual salary payable over one year; Mr. Catsrens' employment terminated in April 1998 and the Company accrued expenses aggregating $47,125 for such severence and benefits; and (e) Mr. Stemm - for an Involuntary Termination he would receive a severence payment equal to one-half of his annual salary and benefits payable over six months plus vesting of all outstanding options over such six-month period which options shall be exercisable for a period of one year; Mr. Stemm's employment terminated in May 1998 and the foregoing benefits are currently being provided to Mr. Stemm.


         Messrs. Allan and Tanigami serve as consultants to the Company. During fiscal 1998 Mr. Allan's company, Allan Advisors, Inc., received consulting fees of $5,000 per month plus a fixed allowance for reimbursement of office expenses of $1,000 per month. Mr. Allan's agreement has been extended through August 2001. Mr. Tanigami receives $6,000 per month for consulting services pursuant to an at-will arrangement.


         The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by the Delaware General Corporation Law. The Company's Bylaws also provide that the Company shall indemnify its directors, officers, employees and agents in such circumstances. In addition, the Company has entered into separate indemnification agreements with its officers and directors that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

         Hideyuki Tanigami, a director of the Company, is President of Marubun USA Corporation, a wholly owned subsidiary of Marubun Japan. During fiscal 1998, Marubun Japan was a distributor of the Company's products in Japan and accounted for approximately 21% of the Company's net revenues in fiscal 1998. In December 1997, Marubun resigned as a distributor effective in or about March 1998.

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

ITEM 14(a)(3) TO REGISTRANT'S FORM 10-K FOR FISCAL 1998 AS PREVIOUSLY FILED IS AMENDED TO ADD EXHIBIT 10.63:

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         See Index to Financial Statements on page F-2 of this Annual Report on Form 10-K for fiscal 1998 as previously filed.

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
                  Association  and Registrant.


10.39     (4)+    Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the
                  Registrant.

10.41     (4)+    Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI
                  Electric Industry Co., Ltd. and Registrant.

10.42     (4)     Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and Registrant.

10.43     (4)     Separation and Consulting Agreements dated August 30, 1995 between Donald B. Witmer and the
                  Registrant.

10.44     (4)     Employment Agreement dated April 25, 1995 between Christopher Carstens and Registrant.

10.45     (4)     Employment Agreement dated August 14, 1995 between C. Michael Powell and Registrant.

10.46     (4)     Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.47     (4)     Loan Agreement and Loan Forgiveness Agreement dated September 7, 1995 between C. Michael Powell and Registrant.

10.48     (4)     Loan Forgiveness Agreement dated March 12, 1996 between Radu Vanco and Registrant.

10.49     (6)     Loan and Security Agreement dated June 19, 1997 between Coast Business Credit, a division of
                  Southern Pacific Thrift & Loan Association ("Coast"), and Registrant.

10.50     (6)     Loan and Security Agreement (CEFO Facility) dated June 19, 1997 between Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"), and Registrant.

10.51     (6)     Commercial Security Agreement dated April 1, 1998 between Registrant and Oki Electric Industry
                  Co., Ltd.

10.52     (6)     Wafer Purchase Agreement dated March 23, 1998 between Registrant and Trio-Tech International
                  PTE LTD with Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.

10.53     (6)     Addendum dated May 29, 1998 to Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.54     (6)     Severance Agreement dated April 28, 1998 between Sorin Georgescu and Registrant.

10.55     (6)     Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.

10.57     (6)     Severance Agreement dated April 28, 1998 between Marc H. Cremer and Registrant.

10.58     (6)     Severance Agreement dated April 28, 1998 between Bassam Khoury and Registrant.

10.59     (6)     Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.

10.60     (6)     Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between
                  Registrant and BankBoston, N.A., as rights agent.

10.61     (6)     Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V.
                  ("Elex") with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.

10.62     (6)     Letter Agreement dated August 6, 1998 between Coast and Registrant concerning default and forbearance under the Company's bank agreements.

10.63             Agreement dated August 14, 1995 between Registrant and Lionel M. Allan.

21.1      (1)     List of Subsidiaries of Registrant.

23.1      (6)     Consent of Independent Accountants.

24.1      (6)     Power of Attorney.

27.1      (6)     Financial Data Schedule.

        (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.

        (2) Incorporated by reference to Registrant's Form 10-K filed for the fiscal year ended March 31, 1995.

        (3) Incorporated by reference to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 1995.

        (4) Incorporated by reference to Registrant's Form 10-K filed for the fiscal year ended April 30, 1996.

        (5) Incorporated by reference to Exhibit 1 to Registrant's Form 8-A filed on January 22, 1997.

        (6) Previously filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 1998.

        + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

         (b)               REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter ended May 3, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on August 27, 1998.

                                      CATALYST SEMICONDUCTOR, INC.

                                      By: /s/ Radu M. Vanco
                                          ----------------------------------
                                              Radu M. Vanco
                                              President, Chief Executive
                                              Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Date:   August 27, 1998              By:         *
        ---------------                   ----------------------------------
                                          Radu M. Vanco
                                          President, Chief Executive Officer
                                           and Director
                                          (Principal Executive Officer)

Date:   August 27, 1998              By:         *
        ---------------                   ----------------------------------
                                          Thomas E. Gay III
                                          Vice President of Finance
                                          and Administration
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

Date:   August 27, 1998              By:         *
        ---------------                   ----------------------------------
                                          Lionel M. Allan
                                          Director

Date:   August 27, 1998              By:         *
        ---------------                   ----------------------------------
                                          C. Michael Powell
                                          Director

Date:   August 27, 1998              By:         *
        ---------------                   ----------------------------------
                                          Hideyuki Tanigami
                                          Director

Date:   August 27, 1998              By:         *
        ---------------                   ----------------------------------
                                          Patrick Verderico
                                          Director




      *    /s/   Radu M. Vanco
        ----------------------
             By: Radu M. Vanco
             Attorney-in Fact

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
                  Registrant.

10.36     (3)+    License Agreement dated August 18, 1995 between Intel Corporation and Registrant.

10.38     (4)     Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement
                  Association  and Registrant.


10.39     (4)+    Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the
                  Registrant.

10.41     (4)+    Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI
                  Electric Industry Co., Ltd. and Registrant.

10.42     (4)     Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and Registrant.

10.43     (4)     Separation and Consulting Agreements dated August 30, 1995 between Donald B. Witmer and the
                  Registrant.

10.44     (4)     Employment Agreement dated April 25, 1995 between Christopher Carstens and Registrant.

10.45     (4)     Employment Agreement dated August 14, 1995 between C. Michael Powell and Registrant.

10.46     (4)     Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.47     (4)     Loan Agreement and Loan Forgiveness Agreement dated September 7, 1995 between C. Michael Powell and Registrant.

10.48     (4)     Loan Forgiveness Agreement dated March 12, 1996 between Radu Vanco and Registrant.

10.49     (6)     Loan and Security Agreement dated June 19, 1997 between Coast Business Credit, a division of
                  Southern Pacific Thrift & Loan Association ("Coast"), and Registrant.

10.50     (6)     Loan and Security Agreement (CEFO Facility) dated June 19, 1997 between Coast Business Credit, a division of Southern Pacific Thrift & Loan Association ("Coast"), and Registrant.

10.51     (6)     Commercial Security Agreement dated April 1, 1998 between Registrant and Oki Electric Industry
                  Co., Ltd.

10.52     (6)     Wafer Purchase Agreement dated March 23, 1998 between Registrant and Trio-Tech International
                  PTE LTD with Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.

10.53     (6)     Addendum dated May 29, 1998 to Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.54     (6)     Severance Agreement dated April 28, 1998 between Sorin Georgescu and Registrant.

10.55     (6)     Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.

10.57     (6)     Severance Agreement dated April 28, 1998 between Marc H. Cremer and Registrant.

10.58     (6)     Severance Agreement dated April 28, 1998 between Bassam Khoury and Registrant.

10.59     (6)     Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.

10.60     (6)     Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between
                  Registrant and BankBoston, N.A., as rights agent.

10.61     (6)     Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V.
                  ("Elex") with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.

10.62     (6)     Letter Agreement dated August 6, 1998 between Coast and Registrant concerning default and forbearance under the Company's bank agreements.

10.63             Agreement dated August 14, 1995 between Registrant and Lionel M. Allan.

21.1      (1)     List of Subsidiaries of Registrant.

23.1      (6)     Consent of Independent Accountants.

24.1      (6)     Power of Attorney.

27.1      (6)     Financial Data Schedule.

        (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.

        (2) Incorporated by reference to Registrant's Form 10-K filed for the fiscal year ended March 31, 1995.

        (3) Incorporated by reference to Registrant's Form 10-Q filed for the fiscal quarter ended September 30, 1995.

        (4) Incorporated by reference to Registrant's Form 10-K filed for the fiscal year ended April 30, 1996.

        (5) Incorporated by reference to Exhibit 1 to Registrant's Form 8-A filed on January 22, 1997.

        (6) Previously filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 1998.

        + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.