Form 10-Q
period 1998-07-31
CATALYST SEMICONDUCTOR INC
filed 1998-09-21
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 2, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from       to         .
                                        ----      -------


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of September 15, 1998 was 9,961,722

--------------------------------------------------------------------------------
                                                                    Page 1 of 15

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheets
          at July 31, 1998 and April 30, 1998........................................................................ Page 3

         Unaudited Condensed Consolidated Statements of Operations for the three month periods ended July 31, 1998 and 1997....................................................................... Page 4

         Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended July 31, 1998 and 1997............................................................................... Page 5

         Notes to Unaudited Condensed Consolidated Financial Statements.............................................. Pages 6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION ......................................................................... Pages 7-13


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION........................................................................................... Page 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................................ Page 14

SIGNATURES........................................................................................................... Page 15


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                              July 31,        April 30,
                                                                                1998             1998
                                                                              --------        ---------
     ASSETS

Current assets:
   Cash and cash equivalents................................................. $ 1,997          $   534
   Restricted cash...........................................................   5,750            5,750
   Accounts receivable, net .................................................   3,930            4,726
   Inventories...............................................................   3,716            4,194
   Other assets..............................................................   1,035              815
                                                                              -------          -------
       Total current assets..................................................  16,428           16,019
Property and equipment, net..................................................   2,501            2,834
                                                                              -------          -------
                                                                              $18,929          $18,853
                                                                              =======          =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank and other short-term debt............................................ $ 2,192          $ 3,225
   Accounts payable..........................................................  14,011           13,400
   Accrued expenses..........................................................   3,183            3,650
   Deferred gross profit on shipments to distributors........................     647              475
   Current portion of long-term debt and capital lease obligations...........   1,439            1,471
                                                                              -------          -------
       Total current liabilities.............................................  21,472           22,221
Long-term debt and capital lease obligations.................................     472              501
                                                                              -------          -------
       Total liabilities.....................................................  21,944           22,722

Total stockholders' equity...................................................  (3,015)          (3,869)
                                                                              -------          -------
                                                                              $18,929          $18,853
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

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                       Three Months Ended
                                                                              ----------------------------------
                                                                              July 31, 1998        July 31, 1997
                                                                              -------------        -------------
Net revenues..............................................................    $    7,305           $   9,548

Cost of revenues..........................................................         5,065               7,173
                                                                              -------------        -------------
Gross profit .............................................................         2,240               2,375

Research and development..................................................           567               1,180
Selling, general and administrative ......................................         2,096               1,792
                                                                              -------------        -------------
Loss from operations .....................................................          (423)               (597)

Interest income (expense), net............................................          (222)               (185)
                                                                              -------------        -------------
Loss before income taxes .................................................    $     (645)          $    (782)
                                                                              =============        =============
Income tax provision .....................................................           ---                 ---
                                                                              -------------        -------------
Net loss .................................................................    $     (645)          $    (782)
                                                                              =============        =============
Net loss per share:
  Basic...................................................................    $    (0.06)          $    (0.10)
                                                                              =============        =============
  Diluted.................................................................    $    (0.06)          $    (0.10)
                                                                              =============        =============
Weighted average common shares:
  Basic...................................................................         9,942                8,008
                                                                              =============        =============
  Diluted.................................................................         9,942                8,008
                                                                              =============        =============



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Three Months Ended
                                                                              ----------------------------------
                                                                              July 31, 1998        July 31, 1997
                                                                              -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................    $     (645)           $    (782)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
      Depreciation and amortization.......................................           348                  459
      Changes in assets and liabilities:
       Accounts receivable................................................           796               (1,307)
       Inventories........................................................           478                  575
       Other assets.......................................................          (220)                 (92)
       Accounts payable...................................................           611                  506
       Accrued expenses...................................................          (467)                 318
       Deferred gross profit on shipments to distributors.................           172                   25
                                                                              -------------        -------------
         Net cash used in operating activities............................         1,073                 (298)
                                                                              -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used for the acquisition of equipment.............................           (15)                (676)
                                                                              -------------        -------------
         Cash used in investing activities................................           (15)                (676)
                                                                              -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock ..................................................         1,499                   46
   Net payments on line of credit.........................................        (1,033)                  10
   Payment of long-term debt and  capital lease obligations...............           (61)                (171)
                                                                              -------------        -------------
         Cash provided by (used in) financing activities..................           405                 (115)
                                                                              -------------        -------------

Net increase (decrease) in cash and cash equivalents......................         1,463               (1,089)
Cash and cash equivalents at beginning of the period......................           534                2,695
                                                                              -------------        -------------

Cash and cash equivalents at end of the period............................    $    1,997           $    1,606
                                                                              =============        =============





                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998. The results of operations for the three month period ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

     The Company's operating results in the past year have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of 1998, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. In September 1998, the Company negotiated the sale of 4,000,000 additional shares of its Common Stock to the same investor for $1.0 million. Management believes, however, that it will require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 1999, and is currently pursuing other sources of liquidity.

        As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1998 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's fiscal year and its first, second and third fiscal quarters end the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

NOTE 2 - INCOME (LOSS) PER SHARE

     During the quarter ended January 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires presentation of both basic and diluted net income per share on the face of the income statement. All prior period net income per share data presented has been restated in accordance with SFAS No. 128. Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

                                                                                       Three Months Ended
                                                                              ----------------------------------
                                                                              July 31, 1998        July 31, 1997
                                                                              -------------        -------------
                                                                                        (in thousands)
Net loss                                                                      $     (645)        $       (742)
Shares calculation:
Average shares outstanding-basic                                                   9,942                8,008

Effect of Dilutive securities:
   Stock options                                                                       -                    -
                                                                              =============        =============

Average shares outstanding-diluted                                                 9,942                8,008
                                                                              =============        =============


     Options to purchase 2,466,000 shares of common stock at prices ranging from $0.69 to $6.30 per share outstanding during the quarter ended July 31, 1998 and options to purchase 2,702,000 shares of common stock at prices from $1.08 to $6.30 per share outstanding during the quarter ended July 31, 1997 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.


NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                 July 31,        April 30,
                                                                                   1998             1998
                                                                                 --------        ---------
      Accounts receivable:
         Accounts receivable ..........................................         $  4,373         $   5,052
         Less:  Allowance for doubtful accounts........................             (443)             (326)
                                                                                --------         ---------
                                                                                $  3,930         $   4,726
                                                                                ========         =========

                                                                                July 31,         April 30,
                                                                                   1998             1998
                                                                                --------         ---------

      Inventories:
         Work-in-process...............................................         $  1,213         $   2,410
         Finished goods................................................            2,503             1,784
                                                                                --------         ---------
                                                                                $  3,716         $   4,194
                                                                                ========         =========
      Property and equipment:
         Engineering and test equipment ...............................         $  7,691         $   7,691
         Computer hardware and software ...............................            3,485             3,470
         Furniture and office equipment................................            1,275             1,275
                                                                                --------         ---------
                                                                                  12,451            12,436
         Less: accumulated depreciation and amortization ..............           (9,950)           (9,602)
                                                                                --------         ---------
                                                                                $  2,501         $   2,834
                                                                                ========         =========


NOTE 4 - DEBT:

     Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 5.25% (13.75% at July 31, 1998). The revolving line of credit is subject to compliance with loan covenants. At July 31, 1998, the Company was not in compliance with certain of the loan covenants and the bank has agreed in a letter of forbearance not to enforce certain of its rights to which it is entitled under such condition. Such forbearance is granted until March 31, 1999 for each condition of non-compliance on July 31, 1998. As a result of such non-compliance with the terms of the loan, the Company cannot currently borrow any additional funds under the line without the permission of the bank. During the quarter ended July 31, 1998, the bank has continued to loan amounts in accordance with the loan agreement.

     On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan which bears interest at 18%, was due and payable on May 15, 1998. An agreement has been made for the Company to satisfy the obligation by making monthly payments of $0.1 million principle and interest beginning on October 15, 1998 until paid in full.


NOTE 5 - SALE OF COMMON STOCK:

     In May 1998, a private investor purchased 1,500,000 shares of the Company's common stock in a private placement for $1.00 per share. The offer and sale of the securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. In connection with such issuance, the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company Stock or taking actions to control the Company. The Company also has repurchase rights with respect to the shares sold over the twelve months from the date of issuance.

     In September 1998, the shareholder agreed to purchase 4,000,000 shares of the Company's common stock for $.25 per share. The terms and conditions applicable to this additional purchase are the same as the shares purchased in May 1998. In addition, for a period of twelve months following the closing of the foregoing sale of shares, the Company has the right to require the shareholder to purchase up to 4,000,000 additional shares of common stock at a purchase price of $.25 per share.

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

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and through the quarter ended July 31, 1998, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

     The Company's operating results in the past year have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. In September 1998, the Company negotiated the sale of 4,000,000 additional shares of its Common Stock for $1.0 million. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 1999, and is currently pursuing these sources of liquidity.

     As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1998 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

     Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues decreased by 23% to $7.3 million for the quarter ended July 31, 1998 from $9.5 million for the quarter ended July 31, 1997. The decrease was primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. Total revenues of $7.3 million for the quarter ended July 31, 1998 increased by 52% to from $4.8 million for the quarter ended April 30, 1998. The increase is primarily attributable to the fact that the Company was unable to purchase sufficient wafers during the fourth quarter of fiscal 1998 due to insufficient working capital. The Company is reliant upon receiving and fulfilling orders within the same quarter to meet or exceed its current revenue levels. A continuation of weak demand, capital deficiencies and price erosion for the Company's products could lead to continued poor operating results. In May and June of 1998, the Company received substantial cancellations of the backlog existing at fiscal year end. Approximately 32% of the Company's revenues were derived from shipments to international customers compared with 64% and 63% of net product sales in fiscal 1998 and 1997, respectively.

     Gross Profit (Loss). Gross profit for the quarter ended July 31, 1998 was $2.2 million, or 30% of revenues, compared to gross profit of $2.4 million, or 25% of revenues, for the quarter ended July 31, 1997. The gross profit for the quarter ended July 31, 1998 includes $0.5 million benefit as a result of negotiating the reduction of amounts owed under a product licensing agreement. Gross margins were also adversely affected by excess supply of competitive products and other adverse industry-wide conditions.

                          CATALYST SEMICONDUCTOR, INC.


     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased by 50% to $0.6 million, or 8% of revenues, for the quarter ended July 31, 1998 from $1.2 million, or 13% of revenues, for the quarter ended July 31, 1997. The primary reason for the decreases in absolute dollars spent was lower material costs for wafers being evaluated for new products and new versions of current products and reductions in headcount and reductions in headcount and the transfer of portions of the engineering expenses to lower cost offshore sources.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses increased by 17% to $2.1 million, or 29% of revenues, for the quarter ended July 31, 1998 from $1.8 million, or 19% of revenues, for the quarter ended July 31, 1997. The primary reason for the increases in absolute dollars spent was increased expenditures for outside services.

     Net Interest Income (Expense.) Net interest expense increased by 20% to $222,000 for the quarter ended July 31, 1998 from $185,000 for the quarter ended July 31, 1997. The changes were primarily attributable to increased average outstanding borrowings and higher interest rates.

     Income Tax Provision. As a result of the Company's losses, the provision for income taxes remained at zero for the quarter ended July 31, 1998.

     As of April 30, 1998 the Company had available net operating loss carryforwards of approximately $37.0 million and credit carryforwards of approximately $1.0 million for federal tax purposes, which begin to expire in 2001. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.


LIQUIDITY AND CAPITAL RESOURCES

     Total cash (including $5.8 million of restricted cash) increased $1.4 million to $7.7 million as of July 31, 1998 from $6.3 million as of April 30, 1998. The increase was primarily attributable to $1.5 million received from the sale of common stock to an investor. As of July 31, 1998, $5.8 million of the total cash was pledged as security on letters of credit required by certain of the Company's wafer foundries.

     Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 5.25% (13.75% at July 31, 1998). The revolving line of credit is subject to compliance with loan covenants. At July 31, 1998, the Company was not in compliance with certain of the loan covenants and the bank has agreed in a letter of forbearance not to enforce certain of its rights to which it is entitled under such condition. Such forbearance was granted until March 31, 1999 for each condition of non-compliance on July 31, 1998. As a result of such non-compliance with the terms of the loan, the Company cannot currently borrow any additional funds under the line without the permission of the bank. During the quarter ended July 31, 1998, the bank has continued to loan amounts in accordance with the loan agreement. Due to continued losses by the Company, the borrowings against the backlog from certain foreign customers have been reduced substantially and may be discontinued entirely.

  On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan, which bears interest at 18%, was due and payable on May 15, 1998. An arrangement has been made for the Company to satisfy the obligation with monthly payments of $0.1 million applied to principle and interest beginning on October 15, 1998 until paid in full. There can be no assurance that the Company will be able to make such payments to the satisfaction of the vendor or, if the Company fails to comply with the agreement that the vendor will not seek to enforce its right to collect the unpaid balance.

     The Company has been seeking additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. In September 1998, the Company entered into an agreement to issue Common Stock in exchange for $1.0 million with the right to obtain an additional $1.0 million of equity financing on the same terms and conditions. There can be no assurances, however, that further financing will be available on terms acceptable to the Company, if at all. If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders, the Company can not reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations.

          CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

     THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL YEAR ENDING APRIL 30, 1999, FOR THE FISCAL QUARTER ENDING OCTOBER 31, 1998, AND FUTURE FISCAL YEARS AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

     The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

     Defaults under Outstanding Loans; Risk of Bankruptcy. The Company has approximately $2.2 million of secured loans owing to its bank. As a result of the Company's financial condition and results of operations, the bank has determined that the Company is in default under various provisions of the loan agreement entitling the bank to terminate the loan agreement and declare the loans immediately due and payable. Although the Company has obtained letters of forbearance from the bank taking any action with respect to existing defaults, such forbearance only extends until March 31, 1999 and only as to the specified defaults claimed through September 21, 1998. The Company is seeking to persuade the bank not to take action on the events of default and not to declare the loan due and payable. In that regard the Company has signed an agreement to obtain $1.0 million equity financing and a twelve month right to obtain up to an additional $1.0 million of equity financing. There can be no assurance that efforts to obtain additional funding will be successful or, if successful, that the bank will continue to forbear action on or otherwise waive the existing defaults. If the Company's efforts are unsuccessful, the bank is likely to declare the loans due and payable. Under such circumstances the Company would be unable to continue operations which would result in bankruptcy. The Company is also indebted to other creditors in the amount of approximately $14.0 million. Continued operation of the Company would also require such other lenders to forbear taking action or waiving defaults under such other debt. Moreover, it is anticipated that any continued forbearance by the bank would require such other lenders to take similar action under the other loans. In addition, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements.

     Need for Additional Capital. The Company has incurred significant losses and experienced significant negative cash flow from operations for over two years. Such negative cash flow has significantly reduced the Company's available capital. The Company has thus far been successful in having its lenders agree to waive or forbear actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to keep such loans outstanding but there can be no assurance that such lenders will continue to agree to such favorable actions. The Company may, as a condition to such waivers or forbearances, need to obtain additional capital. If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders, the Company can not reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations. There can be no assurance that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as deferring payments to vendors and other suppliers, headcount reductions, deferrals of planned expenditures, other expense reductions and other measures. Although such activities help preserve cash and enable the Company to continue operations, the lack of available capital hinders the Company's ability to continue manufacturing, sales, product development and other ongoing operational activities necessary to generating revenues. Such activities can have a material, adverse affect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers further adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition could be further adversely affected.

     The Company obtained additional capital of $1.5 million in the quarter ended July 31, 1998. In September 1998 the Company signed an agreement to obtain $1.0 million equity financing and a twelve month right to obtain up to an additional $1.0 million of equity financing. The Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that additional funding will continue to be available at acceptable terms, if at all. If the Company is successful in raising additional funds through the issuance of equity securities, existing stockholders of the Company would likely experience substantial dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. If adequate funds are not available or are not available on acceptable terms, further reductions in its operating expenses and capital expenditures would be required to continue operations either of which could have a material adverse effect on the Company's business, operating results and financial condition.

     Recent Operating Results; Anticipated Future Losses. The Company's recent operating results reflect an increase in revenues from the previous quarter but continue to result in a net loss. Total revenues for the quarter ended July 31, 1998 were $7.3 million compared to revenues of $4.8 million in the quarter ended April 30, 1998 and revenues of $9.5 million for the comparable period of the prior year. In addition, the Company incurred net losses for the quarter ended July 31, 1998 of $.6 million compared to a loss for the quarter ended April 30, 1998 of $10.1 million and to a net loss of $.8 million for the comparable period in the prior year. The Company lost $18.9 million in the fiscal year ended April 30, 1998 and the Company's last profitable year was the fiscal year ended April 30, 1996. For over two years, the Company has experienced significant negative cash flow from operations. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December, 1996 to 40 in July 1998. Although reductions in headcount could help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that negative cash flow from operations will continue for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

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

     The Company competes with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources than the Company. The can be no assurance that the Company will be able to compete successfully in the future. The Company's more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive attributes; however price competition is significant and expected to continue. Principal competitors with respect to the Company's EEPROM products currently include SGS-Thomson, National Semiconductor, Atmel and Xicor, all of which have substantially greater resources than the Company.

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

     International Operations. For the quarter ended July 31, 1998 and fiscal 1998, 1997 and 1996 international sales accounted for approximately 32%, 64%, 63% and 60%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. In particular, recent adverse developments in the economic environment in the Far East may have a material adverse effect on the Company's subcontractors. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

     Flash Memory Market. A significant amount of the Company's net revenues during the quarter ended July 1998 and the fiscal year ended April 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's fiscal 1997 and fiscal 1998 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997, fiscal 1998 and the first quarter of fiscal 1999 operating results to adversely affect the Company's future operating results.

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

     Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. During the quarter ended July 31, 1998 no customers represented more than 10% of the Company's revenues. During fiscal years 1998, 1997 and 1996, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (21%, 14% and 12%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

     Year 2000 Compliance. The Company uses a wide variety of computer software programs and operating systems in its day to day operations, including applications used for financial, order processing and manufacturing systems. The failure of computer software programs to accurately calculate and interpret dates for the year 2000 could cause systems to inadvertently cause operating problems, including interruption of business operations. The Company is analyzing its internal systems to identify potential problems and implement solutions that may be necessary. Based on information currently available, the Company believes that the expenditures required to correct internal systems are not expected to be material to the Company's business, operations or financial condition. However, the Company may be vulnerable to year 2000 issues faced by major suppliers, customers and financial organizations. Management is in the process of assessing the impact that any such third parties may have on the operations of the Company.

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

                          CATALYST SEMICONDUCTOR, INC.



                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     In May 1998, a private investor purchased 1,500,000 shares of the Company's common stock in a private placement for $1.00 per share. The offer and sale of the securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. In connection with such issuance the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company stock or taking actions to control the Company. The Company also has repurchase rights with respect to the shares sold over the twelve months from the date of issuance.

     In September 1998, the shareholder agreed to purchase 4,000,000 shares of the Company's common stock for $.25 per share. The term and conditions applicable to this additional purchase are the same as the shares purchased May 1998. In addition, for a period of twelve months following the closing of the foregoing sale of shares, the Company has the right to require the shareholder to purchase up to 4,000,000 additional shares of common stock at a purchase price of $.25 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS:

         10.64    Common Stock Purchase Agreement dated as of September 14, 1998 between
                  Registrant and Elex N.V. ("Elex") with Standstill Agreement dated as of September 14,1998 between Registrant and Elex.

         10.65    Letter Agreement dated September 21, 1998 between Coast and Registrant concerning forbearance under the Company's bank agreements.

         27       Financial Data Schedule

   (b)   REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter ended July 31, 1998.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date: September 21, 1998               By: /s/ Radu Vanco
      ------------------                   ------------------------------
                                           Radu Vanco
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer


Date: September 21, 1998               By: /s/ Thomas E. Gay III
      ------------------                   ------------------------------
                                           Thomas E. Gay III
                                           Vice President of Finance and
                                           Administration and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS



Exhibit
Number                                      Description
------                                      -----------
 10.64         Common Stock Purchase Agreement dated as of September 14, 1998 between
               Registrant and Elex N.V. ("Elex") with Standstill Agreement dated as of September 14,1998 between Registrant and Elex.

 10.65         Letter Agreement dated September 21, 1998 between Coast and Registrant concerning forbearance under the Company's bank agreements.

 27            Financial Data Schedule