Form 10-Q
period 1998-11-01
CATALYST SEMICONDUCTOR INC
filed 1998-12-21
CIK 899636

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                          FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 1, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________________.


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of December 18, 1998 was 13,948,061

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Consolidated Balance Sheets
          at October 31, 1998 and April 30, 1998...................................     Page 3

        Unaudited Condensed Consolidated Statements of Operations for the three and
          six month periods ended October 31, 1998 and 1997........................     Page 4

        Unaudited Condensed Consolidated Statements of Cash Flows for the six month
          periods ended October 31, 1998 and 1997..................................     Page 5

        Notes to Unaudited Condensed Consolidated Financial Statements.............  Pages 6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION......................................... Pages 8-16



                                 PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION..........................................................    Page 17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................    Page 17

SIGNATURES.........................................................................    Page 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             Oct. 31,      April 30,
                                                               1998         1998
                                                             --------      --------
    ASSETS

Current assets:
    Cash ..............................................      $  2,733       $    534
    Restricted cash ...................................             0          5,750
    Accounts receivable, net ..........................         4,805          4,726
    Inventories .......................................         2,861          4,194
    Other assets ......................................           994            815
                                                             --------       --------
        Total current assets ..........................        11,393         16,019
    Property and equipment, net .......................         2,181          2,834
                                                             --------       --------
                                                             $ 13,574       $ 18,853
                                                             ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit ....................................      $  3,175       $  3,225
    Accounts payable ..................................         6,387         13,400
    Accrued expenses ..................................         3,530          3,650
    Deferred gross profit on shipments to
      distributors.....................................         1,104            475
    Current portion of long-term debt and capital lease
      obligations......................................         1,439          1,471
                                                             --------       --------

        Total current liabilities .....................        15,635         22,221
Long-term debt and capital lease obligations ..........           435            501
                                                             --------       --------
        Total liabilities .............................        16,070         22,722

Total stockholders' equity (deficit) ..................        (2,496)        (3,869)
                                                             --------       --------
                                                             $ 13,574       $ 18,853
                                                             ========       ========



               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                             Three Months Ended                 Six Months Ended
                                         -----------------------------     -----------------------------
                                         Oct. 31, 1998   Oct. 31, 1997     Oct. 31, 1998   Oct. 31, 1997
                                         -------------   -------------     -------------   -------------

Net revenues .........................     $  8,126         $ 10,175         $ 15,431         $ 19,723

Cost of revenues .....................        5,776            9,021           10,841           16,194
                                           --------         --------         --------         --------
Gross profit .........................        2,350            1,154            4,590            3,529

Research and development .............          583            1,048            1,150            2,228
Selling, general and administrative...        1,921            1,851            4,017            3,643
                                           --------         --------         --------         --------
Loss from operations .................         (154)          (1,745)            (577)          (2,342)

Interest income (expense), net .......         (266)            (203)            (488)            (388)
                                           --------         --------         --------         --------
Loss before income taxes .............         (420)          (1,948)          (1,065)          (2,730)

Income tax provision ..............              --               --               --               --
                                           --------         --------         --------         --------
Net loss ..........................        $   (420)        $ (1,948)        $ (1,065)        $ (2,730)
                                           ========         ========         ========         ========

Net loss per share:
    Basic .........................        $  (0.03)        $  (0.24)        $  (0.08)        $  (0.34)
                                           ========         ========         ========         ========
    Diluted .......................        $  (0.03)        $  (0.24)        $  (0.08)        $  (0.34)
                                           ========         ========         ========         ========

Weighted average common shares:
    Basic .........................          13,948            8,204           13,948            8,106
                                           ========         ========         ========         ========
    Diluted .......................          13,948            8,204           13,948            8,106
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

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Six Months Ended
                                                            -------------------------------
                                                            Oct. 31, 1998     Oct. 31, 1997
                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................     $(1,065)        $(2,730)
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation and amortization ....................         668             968
        Changes in assets and liabilities:
           Restricted cash ...............................       5,750              --
           Accounts receivable ...........................         (79)           (698)
           Inventories ...................................       1,333           1,832
           Other assets ..................................        (179)           (314)
           Accounts payable ..............................      (7,013)           (387)
           Accrued expenses ..............................        (120)           (110)
           Deferred gross profit on shipments to
            distributors..................................         629              14
                                                               -------         -------

Net cash used in operating activities ....................         (76)         (1,425)
                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for the acquisition of equipment ...........         (15)         (1,211)
                                                               -------         -------
         Cash used in investing activities ...............         (15)         (1,211)
                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock transactions, net .......................       2,438             902
    Net proceeds from (payment of) line of credit ........         (50)            690
    Payment of long-term debt and capital lease
     obligations..........................................         (98)           (266)
                                                               -------         -------

        Cash provided by (used in) financing activities...       2,290           1,326
                                                               -------         -------

Net increase (decrease) in cash and cash equivalents .....       2,199          (1,310)
Cash and cash equivalents at beginning of the period .....         534           2,695
                                                               -------         -------

Cash at end of the period ................................     $ 2,733         $ 1,385
                                                               =======         =======


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998. The results of operations for the six month period ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

        The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and thus far in fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

        The Company's operating results in the past year have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of 1998, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. In September 1998, the Company completed the sale of 4,000,000 additional shares of its Common Stock to the same investor for $1.0 million. Management believes, however, that it will require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 1999, and is currently pursuing other sources of liquidity.

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


                                                    Six Months Ended
                                              -------------------------------
                                              Oct. 31, 1998     Oct. 31, 1997
                                              -------------     -------------
                                                     (in thousands)
Net loss ...............................        $ (1,065)        $ (2,730)
Shares calculation:
    Average shares outstanding-basic ...          13,948            8,106

Effect of Dilutive securities:
    Stock options ......................              --               --
                                                --------         --------

Average shares outstanding-diluted .....          13,948            8,106
                                                ========         ========


        Options to purchase 2,889,000 shares of common stock at prices ranging from $0.13 to $6.30 per share outstanding during the quarter ended October 31, 1998 and options to purchase 2,675,000 shares of common stock at prices from $1.08 to $7.25 per share outstanding during the quarter ended October 31, 1997 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                               Oct. 31, 1998      April 30, 1998
                                                               -------------      --------------
Accounts receivable:
        Accounts receivable ...............................       $  5,034           $  5,052
        Less:  Allowance for doubtful accounts ............           (308)              (326)
                                                                  --------           --------
                                                                  $  4,726           $  4,726
                                                                  ========           ========
Inventories:
        Work-in-process ...................................       $  2,454           $  2,410
        Finished goods ....................................            407              1,784
                                                                  --------           --------
                                                                  $  2,861           $  4,194
                                                                  ========           ========
Property and equipment:
        Engineering and test equipment ....................       $  7,691           $  7,691
        Computer hardware and software ....................          3,485              3,470
        Furniture and office equipment ....................          1,275              1,275
                                                                  --------           --------
                                                                    12,451             12,436

        Less: accumulated depreciation and amortization ...        (10,270)            (9,602)
                                                                  --------           --------
                                                                  $  2,181           $  2,834
                                                                  ========           ========

NOTE 4 - DEBT:

        Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 5.25% (13.5% at October 31, 1998). The revolving line of credit is subject to compliance with loan covenants. At July 31, 1998, the Company was not in compliance with certain of the loan covenants and the bank has agreed in a letter of forbearance not to enforce certain of its rights to which it is entitled under such condition. Such forbearance is granted until March 31, 1999 for each condition of non-compliance on July 31, 1998. As a result of such non-compliance with the terms of the loan, the Company cannot currently borrow any additional funds under the line without the permission of the bank. During the six months ended October 31, 1998, the bank has continued to loan amounts in accordance with the loan agreement.

        On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan which bears interest at 18%, was originally due and payable on May

15, 1998. A subsequent agreement has been negotiated, allowing the Company to satisfy the obligation by making monthly payments of $0.1 million principle and interest beginning on November 15, 1998 until paid in full.

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

        In September 1998, the same shareholder purchased an additional 4,000,000 shares of the Company's common stock for $.25 per share. The terms and conditions applicable to this additional purchase are the same as the shares purchased in May 1998. In addition, for a period of twelve months following the closing of the foregoing sale of shares, the Company has the right to require the shareholder to purchase up to 4,000,000 additional shares of common stock at a purchase price of $.25 per share.

NOTE 6 - STOCK OPTION PLAN REPRICING:

        In September 1998, the Board of Directors repriced all outstanding options held by employees and consultants to the then current fair market value of the Common Stock. As a consequence, all such outstanding options were cancelled and an equivalent number of new options with an exercise price of $.125 were issued in replacement thereof. The terms and conditions applicable to the new options, including the vesting provisions, were the same as the old options except that the price was lowered and the expiration date of the options was extended to a date ten years from the date of the repricing.



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

OVERVIEW

        Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets a broad range of nonvolatile semiconductor memory products and is in the process of developing mixed signal and micro-controller supervisory products. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

        The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and through the six months ended October 31, 1998, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

        The Company's operating results in the past year have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. In September 1998, the Company sold 4,000,000 additional shares of its Common Stock for $1.0 million in another private placement to the same investor. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 1999, and is currently pursuing these sources of liquidity.

        As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1998 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

        Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues decreased 21% to $8.1 million for the quarter ended October 31, 1998 from $10.2 million for the quarter ended October 31, 1997. For the six months ended October 31, 1998, total revenues decreased 22% to $15.4 million from $19.7 million for the six months ended October 31, 1997. The decreases were primarily attributable to price erosion caused by excess supply and other adverse industry-wide conditions. Total revenues of $8.1 million for the quarter ended October 31, 1998 increased by 11% from $7.3 million for the quarter ended July 31, 1998. The increase is primarily attributable to the fact that the Company experienced cancellations in the quarter ended July 31, 1998 as a result of being unable to purchase sufficient wafers during the fourth quarter of fiscal 1998 due to insufficient working capital. The Company is reliant upon receiving and fulfilling orders within the same quarter to meet or exceed its current revenue levels. A continuation of weak demand, capital deficiencies and price erosion for the Company's products could lead to continued poor operating results. In May and June of 1998, the Company received substantial cancellations of the backlog existing at fiscal year end. For the six months ended October 31, 1998, approximately 28% of the Company's revenues were derived from shipments to international customers compared with 64% and 63% of net product sales in fiscal 1998 and 1997, respectively.

        Gross Profit (Loss). Gross profit for the quarter ended October 31, 1998 was $2.4 million, or 29% of revenues, compared to gross profit of $1.2 million, or 12% of revenues, for the quarter ended October 31, 1997. The gross profit for the quarter ended October 31, 1998 includes $0.7 million benefit as a result of credits issued by a key supplier in connection with the payment of $7.0 million owed for products purchased. For the six months ended October 31, 1998, gross profits increased by 31% to $4.6 million or 30% of revenues, from $3.5 million, or 18% of revenues, for the six months ended October 31, 1997. The results in fiscal 1998 include the benefit of $1.2 million in credits and vendor debt reductions negotiated by management. Gross margins were also adversely affected by the excess supply of competitive products and other adverse industry-wide conditions.

        Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased by 40% to $0.6 million, or 7% of revenues, for the quarter ended October 31, 1998 from $1.0 million, or 10% of revenues, for the quarter ended October 31, 1997. For the six months ended October 31, 1998, R&D expenses decreased 45% to $1.2 million, or 8% of revenues, from $2.2 million, or 11% of revenues, for the six months ended October 31, 1997. The primary reason for the decreases in absolute dollars spent was lower material costs for wafers being evaluated for new products and new versions of current products and reductions in headcount and the transfer of portions of the engineering expenses to lower cost offshore sources.

        Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses were $1.9 million, or 29% of revenues, for the quarter ended October 31, 1998, the same as $1.9 million, or 19% of revenues, for the quarter ended October 31, 1997. The primary reason for the increase in the percentage of revenue is the decrease in revenues primarily attributable to the erosion of prices to the Company's customers. For the six months ended October 31, 1998, SG&A expenses increased 11% to $4.0 million, or 26% of revenues, from $3.6 million, or 18% of revenues, for the six months ended October 31, 1997. The primary reason for the increase in the absolute dollars spent is the increase in bad debt expense and freight expenses. The primary reason for the increase in the percentage of revenue is the decrease in revenues primarily attributable to the erosion of prices to the Company's customers.

        Net Interest Income (Expense.) Net interest expense increased by 31% to $266,000 for the quarter ended October 31, 1998 from $203,000 for the quarter ended October 31, 1997. Net interest expense for the six months ended October 31, 1998 was $488,000 compared to $388,000 for the six months ended October 31, 1997. The changes were primarily attributable to higher interest rates.

        Income Tax Provision. As a result of the Company's losses, the provision for income taxes remained at zero for the quarter ended October 31, 1998.

        As of April 30, 1998 the Company had available net operating loss carryforwards of approximately $37.0 million and credit carryforwards of approximately $1.0 million for federal tax purposes, which begin to expire in 2001. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

LIQUIDITY AND CAPITAL RESOURCES

        Cash increased $2.2 million to $2.7 million as of October 31, 1998 from $.5 million as of April 30, 1998. The increase was primarily attributable to $2.5 million received from the sale of common stock to an investor. Restricted cash decreased to zero as of October 31, 1998 from $5.8 million as of April 30, 1998. The restricted cash was pledged as security on a letter of credit that had been required by certain of the Company's wafer foundries until a payment of $7.0 million was made in September, 1998.

        Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable, local inventory and backlog from certain foreign customers, at a variable interest rate of prime plus 5.25% (13.5% at October 31, 1998). The revolving line of credit is subject to compliance with loan covenants. At October 31, 1998, the Company was not in compliance with certain of the loan covenants and the bank has agreed in a letter of forbearance not to enforce certain of its rights to which it is entitled under such condition. Such forbearance was granted until March 31, 1999 for each condition of non-compliance on July 31, 1998. As a result of such non-compliance with the terms of the loan, the Company cannot currently borrow any additional funds under the line without the permission of the bank. During the six months ended October 31, 1998, the bank has continued to loan amounts in accordance with the loan agreement. Due to continued losses by the Company, the borrowings against the backlog from certain foreign customers have been eliminated.

        On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan, which bears interest at 18%, was originally due and payable on May 15, 1998. The Company has renegotiated the terms of the note and agreed to satisfy the obligation with monthly payments of $0.1 million applied to principle and interest beginning on November 15, 1998 until paid in full. There can be no assurance that the Company will be able to make such payments to the satisfaction of the vendor or, if the Company fails to comply with the agreement that the vendor will not seek to enforce its right to collect the unpaid balance.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

        THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL YEAR ENDING APRIL 30, 1999, FOR THE FISCAL QUARTER ENDING JANUARY 31, 1999, AND FUTURE FISCAL YEARS

AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

        The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

        Defaults under Outstanding Loans; Risk of Bankruptcy. The Company has approximately $3.2 million of secured loans owing to its bank. As a result of the Company's financial condition and results of operations, the bank has determined that the Company is in default under various provisions of the loan agreement entitling the bank to terminate the loan agreement and declare the loans immediately due and payable. Although the Company has obtained letters of forbearance from the bank taking any action with respect to existing defaults, such forbearance only extends until March 31, 1999 and only as to the specified defaults claimed through September 21, 1998. The Company is seeking to persuade the bank not to take action on the events of default and not to declare the loan due and payable. In that regard the Company has received $1.0 million in equity financing and a twelve month right to obtain up to an additional $1.0 million of equity financing. There can be no assurance that efforts to obtain additional funding will be successful or, if successful, that the bank will continue to forbear action on or otherwise waive the existing defaults. If the Company's efforts are unsuccessful, the bank is likely to declare the loans due and payable. Under such circumstances the Company would be unable to continue operations which would result in bankruptcy. The Company is also indebted to other creditors in the amount of approximately $6.4 million. Continued operation of the Company would also require such other lenders to forbear taking action or waiving defaults under such other debt. Moreover, it is anticipated that any continued forbearance by the bank would require such other lenders to take similar action under the other loans. In addition, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements.

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

        The Company obtained additional capital of $1.5 million in the quarter ended July 31, 1998 and $1.0 million equity financing in the quarter ended October 31, 1998 and a twelve month right to obtain up to an additional $1.0 million of equity financing. The Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that additional funding will continue to be available at acceptable terms, if at all. If the Company is successful in raising additional funds through the issuance of equity securities, existing stockholders of the Company would likely experience substantial dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. If adequate funds are not available or are not available on acceptable terms, further reductions in its operating expenses and capital expenditures would be required to continue operations either of which could have a material adverse effect on the Company's business, operating results and financial condition.

        Recent Operating Results; Anticipated Future Losses. The Company's recent operating results reflect an increase in revenues from the previous quarter but continue to result in a net loss. Total revenues for the quarter ended October 31, 1998 were $8.1 million compared to revenues of $7.3 million in the quarter ended July 31, 1998 and revenues of $10.2 million for the comparable period of the prior year. In addition, the Company incurred net losses for the quarter ended October 31, 1998 of $.4 million compared to a loss for the quarter ended July 31, 1998 of $.6 million and to a net loss of $1.9 million for the comparable period in the prior year. The Company lost $18.9 million in the fiscal year ended April 30, 1998 and the Company's last profitable year was the fiscal year ended April 30, 1996. For over two years, the Company has experienced significant negative cash flow from operations. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December, 1996 to 41 in October 1998. Although reductions in headcount could help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that negative cash flow from operations will continue for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

        Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in the six months ended October 31, 1998 and in the fiscal years ended April 30, 1998 and 1997), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations in manufacturing yields, changes in product mix, wafer price increases due to foreign currency fluctuations and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of large orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

        Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, as has occurred during the six months ended October 31, 1998 and the years ended April 30, 1998 and 1997, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, the Company's operating results may fall below the expectations of securities analysts and investors, which could have a material adverse effect on the market price of the Company's Common Stock. Reductions in revenue expectations can also require the Company to take additional reserves against inventory valuations based upon the reduced likelihood that the Company will be able to liquidate its inventories at profitable prices.

        Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company's inventory will be reduced by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors. For example, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million attributable to reserves for lower of cost or market adjustments and for excess and obsolete inventory adjustments. During the first half of fiscal 1999, the charges for the reductions in inventory valuation have been offset by reductions in the reserves necessary to cover the lower costs. There can be no assurance that the Company will not suffer similar reductions in values of its inventories in the future or that the Company will be able to liquidate its inventory at acceptable prices.

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

        Dependence on Independent Foreign Manufacturers and Subcontractors; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products. The Company principally utilizes facilities of Oki Electric Industry Co., Ltd. ("OKI") in Japan to fabricate the Company's wafers and subcontractors in Southeast Asia to assemble and test its integrated circuits. To date, a majority of these wafers have been manufactured by OKI. The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors and, as is typical in the semiconductor industry, the Company's outside wafer foundries from time to time have experienced lower than anticipated production yields. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. Moreover, delays in the Company's payments to wafer suppliers resulting from the Company's current cash constraints can often result in delays or reductions in wafer deliveries and assembly and test services from the Company's suppliers. Such delays and reductions can result in cancellations of customer orders thereby adversely affecting the Company's ability to generate future revenues. The loss of OKI as a supplier, any prolonged inability to obtain adequate yields or deliveries from OKI or other subcontractor manufacturers, or any other circumstance that would require the Company to seek and qualify alternative sources of supply of products or services, could delay shipments, result in the loss of customers and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure supplies and services from these foreign subcontractor manufacturers on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. The Company also has concerns about the financial viability of its primary test and assembly contractor. Although the Company is exploring alternative contractors, there can be no assurance that it will be able to obtain such alternative services or that the Company will have adequate test and assembly facilities available. Failure to have such services available would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories.

        International Operations. For the six months ended October 31, 1998 and fiscal 1998, 1997 and 1996 international sales accounted for approximately 28%, 64%, 63% and 60%, respectively, of the Company's product sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. In particular, recent adverse developments in the economic environment in the Far East may have a material adverse effect on the Company's subcontractors. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

        Flash Memory Market. A significant amount of the Company's net revenues during the six months ended October 31, 1998 and the fiscal year ended April 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's operating results in fiscal 1997, 1998 and for the first six months of fiscal 1999 have been adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997, fiscal 1998 and the first half of fiscal 1999 operating results, to adversely affect the Company's future operating results.

        Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced and continues to experience accelerated erosion of average selling prices caused by adverse industry-wide conditions in fiscal 1997, fiscal 1998 and thus far in fiscal 1999.

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

        Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. During the six month period ended October 31, 1998, only one customer, Intel Corporation, represented more than 10% of the Company's product revenues, which represented 14% of the Company's shipments. During the fiscal years 1998, 1997 and 1996, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (21%, 14% and 12%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

        Year 2000 Issues, General. The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by August 1999.

        Y2000 Program. The Company's Y2K Program is divided into four major sections -- Products manufactured by the Company, internal information ("IS") systems, non-IS systems (e.g., test and product design equipment), and third party suppliers and customers. The general phases common to all sections are:
(1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

        The Company has completed the process of reviewing its products for Year 2000 compliance purposes and believes that all of Company's products are Year 2000 compliant. This determination was reached due to the fact the Company's products, nonvolatile memory semiconductors, do not create or calculate date related information. The Company's products are, however, purchased by a wide variety of customers for use in various complex systems and applications designed and manufactured by such customers which may not be Year 2000 compliant. The Company believes that any Year 2000 problems in such products will be related to hardware or software issues independent of the Company's products.

        With respect to its internal IS systems, the Company has established March 30, 1999 as the target date for the completion of this phase of the project. Correspondence from the manufacturer of the Company's principal financial system indicates that the latest release of its software is Year 2000 compliant. Such update will be provided to the Company for installation at no additional cost through the maintenance agreement that is currently in place.

        The Company is currently evaluating and addressing Year 2000 issues associated with its non-IS systems. Those non-IS systems that are not Year 2000 compliant are expected to be upgraded or replaced by August 1999.

        The Company intends to assess the possible effects on the Company's operations of the Year 2000 readiness of its key suppliers and contract manufacturers. See "Dependence on Independent Foreign Manufacturers and Subcontractors; Manufacturing Risks." The Company expects this assessment will be completed no later than June 1999. The Company's reliance on suppliers and contract manufacturers and, therefor, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time. The Company suppliers that represent more than 10% of each of its manufacturing activities are: Oki, the Company's principal wafer fabricator, Yoshikawa Semiconductor Co., Ltd., provider of wafer testing services and NS Electronics Bangkok (1998) Ltd. and Gateway Electronics Corporation its primary contract assembly and test providers.

        Y2000 Costs. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. Through October 1998, the Company has spent no additional funds to investigate or implement Year 2000 compliant programs. Based on information currently available, the Company believes that most of the expenditures required to identify and correct Year 2000 issues in its IS and non-IS systems will be included in the maintenance agreements that the Company has kept current with most of its key system and software providers. The Company estimates that it may spend up to an additional $25,000 for other replacements or upgrades and for communicating with key suppliers and customers.

        Y2000 Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the implementation of system upgrades and completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                          CATALYST SEMICONDUCTOR, INC.



                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        3.4    Bylaws of Registrant

        10.66 Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent

        27     Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the quarter ended October 31, 1998.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date:   December 21, 1998          By:  /s/ Radu M. Vanco
        ---------------------           -----------------
                                   Radu M. Vanco
                                   President and Chief Executive Officer



Date:   December 21, 1998          By:  /s/ Thomas E. Gay III
        ---------------------           ---------------------
                                   Thomas E. Gay III
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer

                                 EXHIBIT INDEX
       Exhibit
         No.                       Document
        ----                       --------

        3.4         Bylaws of Registrant

        10.66 Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston,
                    N. A., as rights agent

        27          Financial Data Schedule