Form 10-Q
period 1999-01-31
CATALYST SEMICONDUCTOR INC
filed 1999-03-22
CIK 899636

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of March 13, 1999 was 13,948,061

===============================================================================

                          CATALYST SEMICONDUCTOR, INC.


                                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Balance Sheets
           at January 31, 1999 and April 30, 1998....................................................        Page 3

         Unaudited Condensed Consolidated Statements of Operations for the three and nine month
           periods ended January 31, 1999 and 1998...................................................        Page 4

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods
           ended January 31, 1999 and 1998...........................................................        Page 5

         Notes to Unaudited Condensed Consolidated Financial Statements..............................     Pages 6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION..........................................................    Pages 9-18


                                     PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................       Page II-1

ITEM 5.  OTHER INFORMATION...........................................................................       Page II-2

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................       Page II-2

SIGNATURES...........................................................................................       Page II-3

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 Jan. 31,           April 30,
                                                                                   1999               1998
                                                                                ----------         ----------
     ASSETS

Current assets:
     Cash ............................................................          $    2,746         $      534
     Restricted cash .................................................                   0              5,750
     Accounts receivable, net ........................................               4,570              4,726
     Inventories .....................................................               2,676              4,194
     Other assets ....................................................               1,067                815
                                                                                ----------         ----------
         Total current assets ........................................              11,059             16,019
     Property and equipment, net .....................................               2,109              2,834
                                                                                ----------         ----------
                                                                                $   13,168         $   18,853
                                                                                ==========         ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit ..................................................          $    3,117         $    3,225
     Accounts payable ................................................               7,410             13,400
     Accrued expenses ................................................               2,338              3,650
     Deferred gross profit on shipments to distributors ..............                 976                475
     Current portion of long-term debt and capital lease obligations .               1,122              1,471
                                                                                ----------         ----------
         Total current liabilities ...................................              14,963             22,221
Long-term debt and capital lease obligations .........................                 316                501
                                                                                ----------         ----------
         Total liabilities ...........................................              15,279             22,722

Total stockholders' equity (deficit) .................................              (2,111)            (3,869)
                                                                                ----------         ----------
                                                                                $   13,168         $   18,853
                                                                                ==========         ==========

    See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                  Three Months Ended                    Nine Months Ended
                                           --------------------------------      --------------------------------
                                           Jan. 31, 1999      Jan. 31, 1998      Jan. 31, 1999      Jan. 31, 1998
                                           -------------      -------------      -------------      -------------

Net revenues ......................          $    8,441         $   10,034         $   23,872         $   29,757

Cost of revenues ..................               5,806             11,989             16,647             28,183
                                             ----------         ----------         ----------         ----------
Gross profit ......................               2,635             (1,955)             7,225              1,574

Research and development ..........                 591              1,299              1,741              3,527
Selling, general and administrative               1,520              2,625              5,537              6,268
                                             ----------         ----------         ----------         ----------
Income (loss) from operations .....                 524             (5,879)               (53)            (8,221)

Interest income (expense), net ....                (134)              (161)              (622)              (549)
                                             ----------         ----------         ----------         ----------
Net income (loss) .................          $      390         $   (6,040)        $     (675)        $   (8,770)
                                             ==========         ==========         ==========         ==========

Net income (loss) per share:
     Basic ........................          $     0.03         $    (0.72)        $    (0.06)        $    (1.07)
                                             ==========         ==========         ==========         ==========
     Diluted ......................          $     0.02         $    (0.72)        $    (0.06)        $    (1.07)
                                             ==========         ==========         ==========         ==========

Weighted average common shares:
     Basic ........................              13,948              8,417             11,653              8,188
                                             ==========         ==========         ==========         ==========
     Diluted ......................              19,186              8,417             11,653              8,188
                                             ==========         ==========         ==========         ==========


    See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Nine Months Ended
                                                                          -------------------------------
                                                                          Jan. 31, 1999     Jan. 31, 1998
                                                                          -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...........................................          $     (675)       $   (8,770)
     Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
         Depreciation and amortization ...........................                 957             1,491
         Loss on impairment of equipment .........................               - - -               855
         Changes in working capital:
              Accounts receivable ................................                 156              (103)
              Inventories ........................................               1,518             5,540
              Other assets .......................................                (252)             (123)
              Accounts payable ...................................              (5,990)            1,315
              Accrued expenses ...................................              (1,312)              299
              Deferred gross profit on shipments to distributors .                 501              (146)
                                                                            ----------        ----------
Net cash used in operating activities ............................              (5,097)              358
                                                                            ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used for the acquisition of equipment ..................                (232)           (1,652)
                                                                            ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock transactions, net ..............................               2,433               228
     Restricted cash .............................................               5,750             - - -
     Net proceeds from (payment of) line of credit ...............                (108)              (12)
     Payment of long-term debt and  capital lease obligations ....                (534)             (386)
                                                                            ----------        ----------
         Cash provided by (used in) financing activities .........               7,541              (170)
                                                                            ----------        ----------

Net increase (decrease) in cash and cash equivalents .............               2,212            (1,464)
Cash and cash equivalents at beginning of the period .............                 534             2,695
                                                                            ----------        ----------

Cash at end of the period ........................................          $    2,746        $    1,231
                                                                            ==========        ==========



SUPPLEMENTAL CASH FLOW DISCLOSURES:
       Cash activity:
            Interest paid (net) ..................................          $      622        $      549
       Non cash activity:
             Common stock issued in settlement of accounts payable               - - -        $      675


    See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1998 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998. The results of operations for the nine month period ended January 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

                                                            Three Months Ended                        Nine Months Ended
                                                     ---------------------------------         --------------------------------
                                                     Jan. 31, 1999       Jan. 31, 1998         Jan. 31, 1999      Jan. 31, 1998
                                                     -------------       -------------         -------------      -------------

Net income (loss) .........................            $      390         $   (6,040)           $     (675)         $   (8,770)
                                                       ==========         ==========            ==========          ==========
Shares calculation:
     Weighted avg shares outstanding-basic                 13,948              8,417                11,653               8,188

Effect of diluted securities:
     Stock options ........................                 5,238               --                    --                  --
                                                       ----------         ----------            ----------          ----------

Weighted average shares outstanding-diluted                19,186              8,417                11,653               8,188
                                                       ==========         ==========            ==========          ==========

Net loss per share:
     Basic ................................            $     0.03         $    (0.72)           $    (0.06)         $    (1.07)
                                                       ==========         ==========            ==========          ==========
     Diluted ..............................            $     0.02         $    (0.72)           $    (0.06)         $    (1.07)
                                                       ==========         ==========            ==========          ==========

         Options to purchase 6,506,000 shares of common stock at prices ranging from $0.11 to $6.30 per share were outstanding during the quarter ended January 31, 1999. Options to purchase 2,675,000 shares of common stock at prices from $1.08 to $7.25 per share outstanding during the quarter ended January 31, 1998 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):


                                                                     Jan. 31,             April 30,
                                                                       1999                 1998
                                                                    ----------           ----------

Accounts receivable:
         Accounts receivable ...........................            $    4,878           $    5,052
         Less:  Allowance for doubtful accounts ........                  (308)                (326)
                                                                    ----------           ----------
                                                                    $    4,570           $    4,726
                                                                    ==========           ==========

Inventories:
         Work-in-process ...............................            $    2,059           $    2,410
         Finished goods ................................                   617                1,784
                                                                    ----------           ----------
                                                                    $    2,676           $    4,194
                                                                    ==========           ==========

Property and equipment:
         Engineering and test equipment ................            $    7,908           $    7,691
         Computer hardware and software ................                 3,485                3,470
         Furniture and office equipment ................                 1,275                1,275
                                                                    ----------           ----------
                                                                        12,668               12,436

         Less: accumulated depreciation and amortization               (10,559)              (9,602)
                                                                    ----------           ----------
                                                                    $    2,109           $    2,834
                                                                    ==========           ==========

NOTE 4 - DEBT:

         Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime plus 5.25% (13.0% at January 31, 1999). The revolving line of credit is subject to compliance with loan covenants. At July 31, 1998, the Company was not in compliance with certain of the loan covenants and the bank has agreed in a letter of forbearance not to enforce certain of its rights to which it is entitled under such condition. Such forbearance is granted until March 31, 1999 for each condition of non-compliance on July 31, 1998. As a result of such non-compliance with the terms of the loan, the Company cannot currently borrow any additional funds under the line without the permission of the bank. During the nine months ended January 31, 1999, the bank has continued to loan amounts in accordance with the loan agreement.

         The credit line with the Company's bank automatically renewed on February 19, 1999, extending the term by a one year period ending June 19, 2000. The Company has requested and the bank has agreed to consider changing various terms and conditions of the agreement to reduce the amount of the credit limit to a more appropriate amount, to reduce other fees and expenses and modify various covenants such that the Company will no longer be in default and therefore not require any further letters of forbearance from the bank. The Company and the bank have agreed to make a reasonable effort to have the new agreement in place before March 31, 1999 when the current letter of forbearance expires.

         On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan, which bears interest at 18%, was originally due and payable on May 15, 1998. A subsequent agreement has been negotiated allowing the Company to satisfy the obligation by making monthly payments of $0.1 million principal and interest beginning on November 15, 1998 until paid in full. As of January 31, 1999 the balance remaining was $0.9 million and all payments had been made as agreed.

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

NOTE 7 - 1998 SPECIAL EQUITY INCENTIVE PLAN

         In December 1998, the Board of Directors adopted a special equity incentive plan to provide additional incentives to eligible employees, consultants, officers and directors whose present and potential contributions are important to the continued success of the Company. The Board reserved 3.5 million shares for issuance under such plan. At the annual shareholders meeting held January 14, 1999 the shareholders approved the grant of 3.25 million shares at a price of $0.125 per share to certain directors and officers as originally granted December 8, 1998 by the board. As a result of these grants the Company will recognize approximately $0.6 million of compensation expense over the four year vesting period of the options. The grants to officers and directors will vest 25% at the end of the first year with the balance to vest monthly for the following 36 months.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company has an arrangement to obtain engineering services from Essex com SRL ("Essex"), a wholly owned Romanian subsidiary of Lxi Corporation, a California corporation ("Lxi"), a provider of engineering services. The services relate to key development projects of the Company including development, design, layout and test program development services. Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the fiscal year ended May 3, 1998, the Company recorded $413,000 of engineering fees to Essex for engineering design services. For the current fiscal year through the date covered by this report (May 4, 1998 through January 31, 1999), the Company recorded $294,000 of engineering fees to Essex and Lxi. As of January 31, 1999 the total amount owed to Essex and Lxi was $119,000. Messrs. Vanco, Voicu and Gay received no payments during the fiscal year ended May 3, 1998 and through January 31, 1999 of the current fiscal year, except Mr. Gay who received $3,000 and $1,200 from Lxi during such respective periods. Such payments to Mr. Gay were made for services rendered prior to his joining the Company in connection with his duties as Treasurer of Lxi. Mr. Gay resigned such position immediately prior to joining the Company. Mr. Gay continues to serve as a director of Lxi.


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

OVERVIEW

         Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile semiconductor memory products and is in the process of developing mixed signal and micro-controller supervisory products. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

         The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and through the nine months ended January 31, 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

         The Company's operating results in the past year have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. In September 1998, the Company sold 4,000,000 additional shares of its Common Stock for $1.0 million in another private placement to the same investor. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 1999 and beyond, and is currently pursuing these sources of liquidity.

         As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1998 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

         Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues decreased 16% to $8.4 million for the quarter ended January 31, 1999 from $10.0 million for the quarter ended January 31, 1998. For the nine months ended January 31, 1999, total revenues decreased 20% to $23.9 million from $29.8 million for the nine months ended January 31, 1998. The decreases were primarily attributable to a decrease in sales of the Company's Flash products, the resignation of the Company's Japanese distributor, price erosion caused by excess supply and other adverse industry-wide conditions. Shipments of the

Company's Flash memory devices decreased by $8.5 million to 26% of revenues for the first three quarters of fiscal 1999 compared to 51% of revenues or $14.4 million in the comparable period of the prior year. The decrease in Flash product sales is attributable to ASP erosion and that the majority of the market is for devices with larger memory capacity than the 2 megabyte devices that the Company has developed. Marubun, the Company's Japanese distributor which resigned effective the end of fiscal 1998, represented sales of approximately $5.9 million in the nine months ended January 31, 1998. The Company has been seeking replacement distribution relationships in Japan but such sales have only totaled $0.3 million during the nine months of fiscal 1999. Total revenues of $8.4 million for the quarter ended January 31, 1999 increased by 4% from $8.1 million for the quarter ended October 31, 1998. The increase is primarily attributable to an increase in units shipped that exceeded the effects of average sales price erosion experienced during the quarter. The Company is reliant upon receiving and fulfilling a significant quantity of orders within the same quarter to meet or exceed its current revenue levels. A continuation of weak demand, capital deficiencies and price erosion for the Company's products could lead to continued poor operating results. For the nine months ended January 31, 1999, approximately 50% of the Company's revenues were derived from shipments to international customers compared with 64% and 63% of net product sales in fiscal 1998 and 1997, respectively. The decrease in international revenues is attributable to the loss of the Company's Japanese distributor and the Company's inability to compete effectively at the low prices prevalent in certain markets in the Far East. All sales of the Company's products are in US dollars, minimizing the effects of currency fluctuations.

         Gross Profit (Loss). Gross profit for the quarter ended January 31, 1999 was $2.6 million, or 31% of revenues, compared to a gross loss of $2.0 million, or 19% of revenues, for the quarter ended January 31, 1998. The increase was attributable to $2.7 million of inventory valuation charges and expenses of $0.8 million for impaired manufacturing assets taken in the quarter ended January 31, 1998. For the nine months ended January 31, 1999, gross profits increased by 350% to $7.2 million or 30% of revenues, from $1.6 million, or 5% of revenues, for the nine months ended January 31, 1998. The gross profits for the nine months ended January 31, 1998 were decreased by the $3.5 million in charges for inventory valuation adjustments and impaired equipment charges in the quarter ended January 31, 1998 as contrasted with the benefit of $1.2 million in credits and vendor debt reductions negotiated by management in the nine months ended January 31, 1999. The $2.7 million of inventory valuation adjustments in the quarter ended January 1998 were due to the rapid decrease in demand for and the selling prices for the Company's products. In addition, the Company's ability to forecast future demand and selling prices diminished. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for the Company's products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company's Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. Additionally, certain masks valued at $0.6 million and other manufacturing assets valued at $0.2 million associated with the production of the Company's inventory were written off in the quarter ended January 31, 1998. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and are paid mostly within 30 days, minimizing the effects of currency fluctuations.

         Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased by 54% to $0.6 million, or 7% of revenues, for the quarter ended January 31, 1999 from $1.3 million, or 13% of revenues, for the quarter ended January 31, 1998. The decrease is primarily attributable to a $0.5 million reduction in personnel costs due to a reduction in force and employee attrition. For the nine months ended January 31, 1999, R&D expenses decreased 51% to $1.7 million, or 7% of revenues, from $3.5 million, or 12% of revenues, for the nine months ended January 31, 1997. The decrease in absolute dollars spent was attributable to a $1.4 million reduction in labor and headcount related expenses resulting from a general reduction in force and a transfer of development to more cost effective off share sources and $0.2 million reduction in depreciation due to the lack of new asset purchases.

         Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses decreased by 42% to $1.5 million, or 18% of revenues, for the quarter ended January 31, 1999, from $2.6 million, or 26% of revenues, for the quarter ended January 31, 1998. The decreases were attributable to $0.5 in bad debt expense in 1998 as compared to no such expense in 1999 and a reduction of $0.4 in personnel and related costs due to the accrual of severance expense for a general reduction in force in March 1998. The fiscal 1998 results included $0.3 million for additional provisions for the write-off of trade receivables from a distributor in Taiwan. The SG&A expense was reduced in the quarter ended January 31, 1999 by the settlement of executive severance benefits for $0.1 million less than previously reserved. For the nine months ended January 31, 1999, SG&A expenses decreased 13% to $5.5 million, or 23% of revenues, from $6.3 million, or 21% of revenues, for the nine months ended January 31, 1998. The decrease is attributable to a reduction of $0.6 in personnel and related costs including the $0.4 million accrual of severance expense for a general reduction in force in March 1998 and $0.3 million reduction of bad debt expenses. The primary reason for the increase in the percentage of revenue is the decrease in revenues primarily attributable to the erosion of prices to the Company's customers.

         Net Interest Income (Expense.) Net interest expense decreased by 17% to $134,000 for the quarter ended January 31, 1999 from $161,000 for the quarter ended January 31, 1998. The decrease is primarily related to the decreased average outstanding borrowings. Net interest expense for the nine months ended January 31, 1999 increased 13% to $622,000 compared to $549,000 for the nine months ended January 31, 1998. The increase is primarily attributable to higher interest rates on the Company's outstanding borrowings.

         Income Tax Provision. As a result of the Company's losses, the provision for income taxes remained at zero for the quarter ended January 31, 1999.

         As of April 30, 1998 the Company had available net operating loss carryforwards of approximately $37.0 million and credit carryforwards of approximately $1.0 million for federal tax purposes, which begin to expire in 2001. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

LIQUIDITY AND CAPITAL RESOURCES

         Cash increased $2.2 million to $2.7 million as of January 31, 1999 from $0.5 million as of April 30, 1998. The increase was primarily attributable to $2.5 million received from the sale of common stock to an investor. Restricted cash decreased to zero as of January 31, 1998 from $5.8 million as of April 30, 1998. The restricted cash was pledged as security on a $7.0 million letter of credit that had been required by certain of the Company's wafer foundries. The Company utilized such restricted cash and additional borrowings from its bank to make a payment of $7.0 million in September 1998 to terminate the letter of credit.

         Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $13.5 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime plus 5.25% (13.0% at January 31, 1999). The revolving line of credit is subject to compliance with loan covenants. At January 31, 1999, the Company was not in compliance with certain of the loan covenants and the bank agreed in a letter of forbearance not to enforce certain of its rights resulting from such noncompliance. Such forbearance has been granted until March 31, 1999 for each condition of non-compliance on July 31, 1998. As a result of such non-compliance with the terms of the loan, the Company cannot currently borrow any additional funds under the line without the permission of the bank. During the nine months ended January 31, 1999, the bank has continued to loan amounts in accordance with the loan agreement. Due to continued losses by the Company, the borrowings against the backlog from certain foreign customers have been eliminated.

         On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same. The loan, which bears interest at 18%, was originally due and payable on May 15, 1998. The Company has renegotiated the terms of the note and agreed to satisfy the obligation with monthly payments of $0.1 million applied to principal and interest beginning on November 15, 1998 until paid in full. There can be no assurance that the Company will be able to make such payments to the satisfaction of the vendor or, if the Company fails to comply with the agreement that the vendor will not seek to enforce its right to collect the unpaid balance. As of January 31, 1999, the Company had made all payments as agreed and was in compliance with the payment schedule.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

         THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL YEAR ENDING APRIL 30, 1999, FOR THE FISCAL QUARTER ENDING APRIL 30, 1999, AND FUTURE FISCAL YEARS AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

         The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

         Defaults under Outstanding Loans; Risk of Bankruptcy. The Company has approximately $3.1 million of secured loans owing to its bank. As a result of the Company's financial condition and results of operations, the bank has determined that the Company is in default under various provisions of the loan agreement entitling the bank to terminate the loan agreement and declare the loans immediately due and payable. Although the Company has obtained letters of forbearance from the bank taking any action with respect to existing defaults, such forbearance only extends until March 31, 1999 and only as to the specified defaults claimed through September 21, 1998. The Company is working to persuade the bank to continue to forebear taking action on the events of default and not to declare the loan immediately due and payable. In that regard the Company has received $1.0 million in equity financing and a twelve month right to obtain up to an additional $1.0 million of equity financing. There can be no assurance that efforts to obtain additional funding will be successful or, if successful, that the bank will continue to forbear action on or otherwise waive the existing defaults. There can be no assurance the Company's efforts will be successful. If the Company's efforts are unsuccessful, the bank is likely to declare the loans due and payable. Under such circumstances the Company would be unable to continue operations which would result in bankruptcy. The Company is also indebted to other creditors in the amount of approximately $7.4 million. Continued operation of the Company would also require such other creditors to forbear taking action or waiving defaults under such other debt. Moreover, it is anticipated that any continued forbearance by the bank would require such other creditors to take similar action under the other loans. In addition, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements.

         Need for Additional Capital. The Company has incurred significant losses and experienced significant negative cash flow from operations for over two years. Such negative cash flow has significantly reduced the Company's available capital. The Company has thus far been successful in having its lenders agree to waive or forbear actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to keep such loans outstanding but there can be no assurance that such lenders will continue to agree to such favorable actions. The Company may, as a condition to such waivers or forbearances, need to obtain additional capital. If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders, the Company can not reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations. There can be no assurance that the Company will generate sufficient revenue to fund its operations in the absence of additional funding sources. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as deferring payments to vendors and other suppliers, headcount reductions, deferrals of planned expenditures, other expense reductions and other measures. Although such activities help preserve cash and enable the Company to continue operations, the lack of available capital hinders the Company's ability to continue manufacturing, sales, product development and other ongoing operational activities necessary to generating revenues. Such activities could have a material, adverse affect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers further adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition could be further adversely affected.

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

         Recent Operating Results; Anticipated Future Losses. Although the Company's operating results for the quarter ended January 31, 1999 reflect an increase in revenues and profitability from the previous two quarters, the year to date results still reflect a loss of $0.7 million. Total revenues for the quarter ended January 31, 1999 were $8.4 million compared to revenues of $8.1 million in the quarter ended October 31, 1998 and revenues of $10.0 million for the comparable period of the prior year. In addition, the Company had net income for the quarter ended January 31, 1999 of $0.4 million compared to a net loss for the quarter ended October 31, 1998 of $.4 million and to a net loss of $6.0 million for the comparable period in the prior year. The Company lost $18.9 million in the fiscal year ended April 30, 1998 and the Company's last profitable year was the fiscal year ended April 30, 1996. For the preceding two years, the Company has experienced significant negative cash flow from operations. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December, 1996 to 42 in January 1999. Although reductions in headcount could help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that negative cash flow from operations will continue for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability.

         Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in the nine months ended January 31, 1999 and in the fiscal years ended April 30, 1998 and 1997), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations in manufacturing yields, changes in product mix, wafer price increases due to foreign currency fluctuations and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of large orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

         Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, as has occurred during the nine months ended January 31, 1999 and the years ended April 30, 1998 and 1997, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to continue to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, the Company's operating results may fall below the expectations of securities analysts and investors, which could have a material adverse effect on the market price of the Company's Common Stock. Reductions in revenue expectations can also require the Company to take additional reserves against inventory valuations based upon the reduced likelihood that the Company will be able to liquidate its inventories at profitable prices.

         Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company's inventory will be reduced by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors. The Company recorded $2.7 million of inventory valuation adjustments in the quarter ended January 1998 due to the rapid decrease in demand for and the selling prices for the Company's products. In addition, the Company's ability to forecast future demand and selling prices diminished. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for the Company's products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company's Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. Additionally, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million attributable to reserves for similar excess and obsolete inventory valuation adjustments for lower of cost or market adjustments. Such adjustments have amounted to $0.6 million in the nine month period ended January 31, 1999. There can be no assurance that the Company will not suffer similar reductions in values of its inventories in the future or that the Company will be able to liquidate its inventory at acceptable prices.

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

         International Operations. For the nine months ended January 31, 1999 and fiscal 1998, 1997 and 1996 international sales accounted for approximately 50%, 64%, 63% and 60%, respectively, of the Company's product sales. The decrease in international sales is attributable to the transition in Japan from Marubun who resigned in fiscal 1998 to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. Except for a few sales through the Company's subsidiary in Japan, NCKK, all sales are invoiced and paid in dollars, reducing the Company's direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, and some payroll and incidental manufacturing supply purchases in Thailand, over 95% of the Company's purchases are in US dollars, minimizing any direct currency fluctuation risk. However, recent adverse developments in the economic environment in the Far East may have a material adverse effect on the Company's subcontractors. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

         Flash Memory Market. A significant amount of the Company's net revenues during the nine months ended January 31, 1999 and the fiscal year ended April 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's operating results in fiscal 1997, 1998 and for the first nine months of fiscal 1999 have been adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997, fiscal 1998 and the first half of fiscal 1999 operating results, to adversely affect the Company's future operating results.

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

         Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. During the nine month period ended January 31, 1999, only one customer, Intel Corporation, represented more than 10% of the Company's product revenues, which represented 11% of the Company's shipments. During the fiscal years 1998, 1997 and 1996, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (21%, 14% and 12%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. The Company is working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may not completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

         Year 2000 Program, General. The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program") with a task force meeting weekly. The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by July 1999.

         The Company's Y2K Program is divided into four major sections --Catalyst manufactured products, internal information ("IT") system, non-IT system, and third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

         The Company has completed the review of all Catalyst manufactured products for Year 2000 compliance purposes. The Company believes that all of the Company's products are Y2000 compliant since the Company's products do not create or calculate date related information.

         The Company is currently evaluating and addressing Year 2000 issues associated with its internal IT systems. The supplier of the Company's financial system has provided an update under its software maintenance contract that is designed to make the system Year 2000 compliant. The Company expects to finish its evaluation and installation of the update in or about June 1999. Other internal computer systems that have been identified as non-compliant will be upgraded to be Year 2000 compliant in or about July 1999.

         The Company has completed the evaluation of Year 2000 issues associated with its non-IP systems. Most of them are Year 2000 compliant. Those non-IT systems that are not Year 2000 are expected to be repaired or replaced in or about June 1999.

         The Company is currently assessing the possible effects on the Company's operations of the Year 2000 readiness of its key suppliers and contract manufacturers. See "Dependence on Independent Foreign Manufacturers and Subcontractors; Manufacturing Risks." The Company expects this assessment will be completed in or about June 1999. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time. The Company has received detailed reports of Year 2000 readiness from all its major contract suppliers. Such reports show that their programs are substantially complete and that all Year 2000 issues have been resolved. The suppliers that represent more than 10% of each of its manufacturing activities are: Oki Semiconductor, the Company's principal wafer fabricator, Yoshikawa Semiconductor Co, Ltd., provider of wafer testing services and NS Electronics Bangkok (1998) Ltd. and Gateway Electronics Corporation, its primary contract assembly and test service providers. The Company intends to discuss the Y2K statements of each major supplier during visits to each such manufacturer and to audit the state of readiness in the Y2K readiness reports received.

         Year 2000 Costs. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. Through January 31, 1999, the Company has spent less than $1,000 of out of pocket expenses to implement its Year 2000 compliance program. That amount has been expensed. The Company estimates that it may spend up to an additional $25,000 for other replacements or upgrades and for audits and communicating with key suppliers and customers. That amount will also be expensed as incurred.

         Year 2000 Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the implementation of new business systems and completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

         Year 2000 Contingency Plans. The Company has developed a contingency plan to address the Y2000 problem that is expected to minimize any interruption to its supplies and shipments of its products to its customers in January 2000. Such plan includes an increase of manufacturing activity during November and December 1999 to have all products on order for the month of January 2000 completed and in finished goods inventory. The Company may not be able to fulfill any orders for immediate shipment during January if its suppliers do experience any disruptions that may have a material adverse impact on the Company's operations.

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

                          CATALYST SEMICONDUCTOR, INC.


                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Company's Annual meeting of Stockholders held on January 14, 1999 the following proposals were adopted by the margins indicated.


                                                                                          Number of
                                                                              Voted        Shares
                                                                               For        Withheld
                                                                          -----------    ----------
1.       To elect one Class II director to serve for a
         two-year term expiring upon the Annual Meeting of
         Stockholders next following April 30, 2000 and to
         elect one Class III director to serve for a
         three-year period expiring upon the Annual Meeting of
         Stockholders next following April 30, 2001, or until
         such directors respective successors are duly elected
         and qualified.

                Patrick Verderico - Class II Director                       12,033,545     269,577
                Lionel M. Allan - Class III Director                        12,027,645     275,477

                                                                              Voted         Voted                       Broker
                                                                               For         Against       Abstain       Nonvote
                                                                              -----        -------       -------       -------

2.       To approve an amendment and restatement of the
         Company's Restated Certificate of Incorporation to
         increase the number of authorized shares of Common
         Stock from 25,000,000 shares to 45,000,000 shares.                 11,649,973     622,349        30,800             0

3.       To approve amendments to the Company's Stock Option
         Plan to increase the number of shares of Common Stock
         reserved for issuance thereunder by 1,800,000 shares,
         to increase the maximum number of shares subject to
         options that may be issued to any one employee during
         a fiscal year to 1,000,000 shares and to make changes
         in the Plan necessary to comply with applicable state
         securities law.                                                     6,492,905     733,509        54,325     5,022,383

4.       To approve the adoption of the 1998 Special Equity
         Incentive Plan and the reservation of 3,500,000
         shares for issuance thereunder.                                     6,505,960     704,544        70,255     5,022,383

5.       To approve the following option grants under the 1998
         Special Equity Incentive Plan: 1,000,000 to Radu M.
         Vanco; 200,000 to each of Marc Cremer, Thomas E. Gay
         III, Bassam Khoury, Gelu Voicu, Lionel M. Allan,
         Hideyuki Tanigami and Patrick Verderico; 250,000 each
         to Irv Kovalik and Juzer Mogri; 150,000 shares to
         William Priestner; and 100,000 shares to Frank
         Reynolds.                                                           6,333,144     885,021        62,574     5,022,383

6.       To ratify the appointment of Pricewaterhouse Coopers
         LLP as independent accountants of the Company for the
         fiscal year ending April 30, 1999.                                 12,100,193     136,904        66,025             0

ITEM 5. OTHER INFORMATION

         The Company has an arrangement to obtain engineering services from Essex com SRL ("Essex"), a wholly owned Romanian subsidiary of Lxi Corporation, a California corporation ("Lxi"), a provider of engineering services. The services relate to key development projects of the Company including development, design, layout and test program development services. Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the fiscal year ended May 3, 1998, the Company recorded $413,000 of engineering fees to Essex for engineering design services. For the current fiscal year through the date covered by this report (May 4, 1998 through January 31, 1999), the Company recorded $294,000 of engineering fees to Essex and Lxi. As of January 31, 1999 the total amount owed to Essex and Lxi was $119,000. Messrs. Vanco, Voicu and Gay received no payments during the fiscal year ended May 3, 1998 and through January 31, 1999 of the current fiscal year, except Mr. Gay who received $3,000 and $1,200 from Lxi during such respective periods. Such payments to Mr. Gay were made for services rendered prior to his joining the Company in connection with his duties as Treasurer of Lxi. Mr. Gay resigned such position immediately prior to joining the Company. Mr. Gay continues to serve as a director of Lxi.

         Effective November 1, 1998 Mr. Vanco's salary was adjusted to $325,000 per year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.67 Modification of Consulting Agreement dated January 1, 1999 between the Company and Allan Advisors, Inc.

         27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter ended January 31, 1999.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date:  March 22, 1999        By:  /s/ Radu M. Vanco
                             ---------------------------------------
                                      Radu M. Vanco
                                      President and Chief Executive Officer



Date:  March 22, 1999        By:  /s/ Thomas E. Gay III
                             ---------------------------------------
                                      Thomas E. Gay III
                                      Vice President of Finance and
                                      Administration and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT           DESCRIPTION
-------           -----------

10.67 Modification of Consulting Agreement dated January 1, 1999 between the Company and Allan Advisors, Inc.

27       Financial Data Schedule