Form 10-Q/A
period 1998-11-01
CATALYST SEMICONDUCTOR INC
filed 1999-04-15
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                  FORM 10-Q/A


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

        Notes to Unaudited Condensed Consolidated Financial Statements.............  Pages 6-8

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................     Page 9

SIGNATURES.........................................................................    Page 10

Item 1 of Part I to Registrant's Form 10-Q for the fiscal quarter ended November 1, 1998 is amended in its entirety to read as follows:

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

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                             Three Months Ended                 Six Months Ended
                                         -----------------------------     -----------------------------
                                         Oct. 31, 1998   Oct. 31, 1997     Oct. 31, 1998   Oct. 31, 1997
                                         -------------   -------------     -------------   -------------

Net revenues .........................     $  8,126         $ 10,175         $ 15,431         $ 19,723

Cost of revenues .....................        5,776            9,021           10,841           16,194
                                           --------         --------         --------         --------
Gross profit .........................        2,350            1,154            4,590            3,529

Research and development .............          583            1,048            1,150            2,228
Selling, general and administrative...        1,921            1,851            4,017            3,643
                                           --------         --------         --------         --------
Loss from operations .................         (154)          (1,745)            (577)          (2,342)

Interest income (expense), net .......         (266)            (203)            (488)            (388)
                                           --------         --------         --------         --------
Loss before income taxes .............         (420)          (1,948)          (1,065)          (2,730)

Income tax provision ..............              --               --               --               --
                                           --------         --------         --------         --------
Net loss ..........................        $   (420)        $ (1,948)        $ (1,065)        $ (2,730)
                                           ========         ========         ========         ========

Net loss per share:
    Basic .........................        $  (0.04)        $  (0.24)        $  (0.10)        $  (0.34)
                                           ========         ========         ========         ========
    Diluted .......................        $  (0.04)        $  (0.24)        $  (0.10)        $  (0.34)
                                           ========         ========         ========         ========

Weighted average common shares:
    Basic .........................          11,726            8,204           10,582            8,106
                                           ========         ========         ========         ========
    Diluted .......................          11,726            8,204           10,582            8,106
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


                                                    Three Months Ended                   Six Months Ended
                                              -------------------------------     -------------------------------
                                              Oct. 31, 1998     Oct. 31, 1999     Oct. 31, 1998     Oct. 31, 1997
                                              -------------     -------------     -------------     -------------
                                                     (in thousands)                      (in thousands)
Net loss ...............................        $   (420)         $ (1,948)         $ (1,065)         $ (2,730)
Shares calculation:
    Average shares outstanding-basic ...          11,726             8,204            10,582             8,106

Effect of Dilutive securities:
    Stock options ......................              --                --                --                --
                                                --------          --------          --------          --------

Average shares outstanding-diluted .....          11,726             8,204            10,582             8,106
                                                ========          ========          ========          ========


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

                          CATALYST SEMICONDUCTOR, INC.

Item 6 of Part II to Registrant's Form 10-Q for the fiscal quarter ended November 1, 1998 is amended to revise Exhibits 3.4 and 27.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

        3.4     Bylaws of Registrant

        10.66* Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BancBoston, N.A., as rights agent

        27     Financial Data Schedule

        * Previously filed with Registrant's Form 10-Q for the fiscal quarter ended November 1, 1998.

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



Date:   April 12, 1999             By:  /s/ Radu M. Vanco
        ---------------------           -----------------
                                   Radu M. Vanco
                                   President and Chief Executive Officer



Date:   April 12, 1999             By:  /s/ Thomas E. Gay III
        ---------------------           ---------------------
                                   Thomas E. Gay III
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer

                                 EXHIBIT INDEX
       Exhibit
         No.                       Document
        ----                       --------

         3.4        Bylaws of Registrant

        10.66* Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BancBoston, N.A., as rights agent

        27          Financial Data Schedule

        * Previously filed with Registrant's Form 10-Q for the fiscal quarter ended November 1, 1998.