Form 10-K
period 1999-05-02
CATALYST SEMICONDUCTOR INC
filed 1999-08-02
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 2, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________.


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

Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of Registrant, as of July 23, 1999, was approximately $8 million (based upon the average of the closing bid and asked price for shares of Registrant's Common Stock as reported by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant's Common Stock outstanding as of July 23, 1999 was 13,989,406.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders.

                          CATALYST SEMICONDUCTOR, INC.



PART I

Item 1.    Business..................................................................................     Page 3
Item 2.    Properties................................................................................     Page 11
Item 3.    Legal Proceedings.........................................................................     Page 11
Item 4.    Submission of Matters to a Vote of Security Holders.......................................     Page 11


PART II


Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters......................     Page 12
Item 6.    Selected Consolidated Financial Data......................................................     Page 13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....     Page 14
Item 7A    Quantitative and Cumulative Disclosures about Market Risk.................................     Page 24
Item 8.    Financial Statements and Supplementary Data...............................................     Page 25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......     Page 25


PART III


Item 10.   Directors and Executive Officers of Registrant............................................     Page 25
Item 11.   Executive Compensation....................................................................     Page 25
Item 12.   Security Ownership of Certain Beneficial Owners and Management............................     Page 25
Item 13.   Certain Relationships and Related Transactions............................................     Page 25

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................     Page 25

Signatures...........................................................................................     Page 28

Index to Consolidated Financial Statements...........................................................     Page F-2

                          CATALYST SEMICONDUCTOR, INC.

                                     PART I


ITEM 1.  BUSINESS

         Catalyst Semiconductor Inc. ("Catalyst," the "Company" or "Registrant") designs, develops and markets a broad range of programmable IC products serving the micro-controller applications market. Such applications include communication, computing, industrial automation, consumer and automotive. The Company's product portfolio includes serial and parallel Flash/electrically erasable programmable read only memories (EEPROM), programmable micro-controller supervisory and voltage reference circuits and mixed signal devices. The Company was formed as a California corporation in October 1985 and was reincorporated in Delaware in May 1993. The Company's principal offices are located at 1250 Borregas Avenue, Sunnyvale, California 94089 and its telephone number at that address is (408) 542-1000.

         The Company has sought to enhance its internal design and process technology expertise through strategic relationships with leading semiconductor manufacturers and currently subcontracts the fabrication of its semiconductor wafers through Oki Electric Industry Co., Ltd. ("Oki"). This relationship enables the Company to draw upon its foundry's expertise in high volume semiconductor manufacturing. For example, the Company has integrated the designs and processes for the manufacture of its Flash memory products with Oki's fine line-width, high density CMOS processes used for high volume Dynamic Random Access Memory ("DRAM") manufacture.

         The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. During most of fiscal 1999 and all of fiscal 1998, the market for certain Flash and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could adversely affect the Company's operating results.

         The Company's recent operating results have consumed substantial amounts of cash. In fiscal 1998, the reduction in cash placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998 and first quarter of fiscal 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received gross proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. Additionally, in September 1998, the Company received gross proceeds of $1.0 million from the same investor from the sale of 4,000,000 shares of its Common Stock. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000 and beyond.

         As a result of these circumstances, the Company's independent accountants' opinion on the consolidated financial statements includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

         As of April 30, 1999, the Company had approximately $2.9 million of secured loans owed to its bank. As of April 30, 1999, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $1.0 million additional cash and had cash on hand of $1.9 million. For the period from January 1998 through March 1999, as a result of the Company's financial condition and results of operations, the bank had determined that the Company was in default under various provisions of the loan agreement that would have entitled the bank to terminate the loan agreement and declare the loans immediately due and payable. During that period, the Company obtained letters of forbearance from the bank taking any action with respect to the existing conditions of default. In March 1999, the bank credit line automatically renewed and in April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth such that the Company was in compliance as of April 30, 1999. The Company is also indebted to other creditors in the amount of approximately $6.0 million. This amount is comprised of approximately $5.0 million for wafers and inventory processing and approximately $1.0 million for other goods and services.

         Additionally, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements and the Company has obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the existing condition of default through April 2000.

         Total revenues for the quarter and the fiscal year ended April 30, 1999 were $8.1 million and $32.0 million, respectively, compared to revenues of $4.8 million and $34.6 million for the comparable periods of the prior year. In addition, the Company earned net profits for the quarter and for the year ended April 30, 1999 of $0.9 million and $0.2 million, respectively, compared to net losses of $10.1 million and $18.9 million for the comparable periods in the prior year. However, there can be no assurances that the Company will be able to continue the recent profitable results. During fiscal 1999, the Company received an aggregate of $1.7 million in credits and adjustments as the result of various negotiations and settlements with vendors including the following three adjustments. First, in the first quarter, renegotiation of amounts due under a licensing agreement resulted in $0.5 million reduction to cost of sales. Second, in the second quarter, $0.7 million was credited to the Company in return for payment of $7.0 million due under an inventory purchasing arrangement. Third, in the fourth quarter, $0.5 million benefit was recognized as the result of successful payment of amounts due under the terms of a licensing agreement settlement. The Company's last previous profitable year was the fiscal year ended April 30, 1996.

         The Company has taken many steps to reduce its operating expenses including reducing its number of full time equivalent employees from 71 in December 1996 to 43 in April 1999. This reduction in employees has in part been accomplished by subcontracting certain engineering activities to Essex com SRL in Romania and certain assembly, test and other operations and manufacturing activities to NS Electronics Bangkok LTD. and Triotek in Bangkok. Although reductions in the number of employees could help the Company meet its operating expense objectives, such reductions could adversely affect the Company's sales, marketing and product development efforts.

         There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will be able to sustain its recent profitability.

         The Company markets its products through a direct sales force and a worldwide network of independent distributors and sales representatives. For the year ended April 30, 1999, international sales represented 41% of product sales. End user customers of the Company's products include Cisco, Compaq, Fujitsu, Hewlett Packard, IBM, Matsushita Communications, Motorola, Quantum, Siemens and Sony.

INDUSTRY BACKGROUND

         There are two general classes of semiconductor memories incorporated into electronic systems, volatile memory and nonvolatile memory. The principal distinguishing characteristic between the two classes is that volatile memory devices require a continuous application of power to retain data, while nonvolatile memory devices do not. Among volatile memory devices, DRAMs are the most prevalent, because they are capable of high-speed data transfer, feature high density circuitry and can be manufactured at relatively low cost. DRAMs are used primarily as the main memory in computers for temporary storage of application program data while the system is operating. Nonvolatile memory (NVM) devices, in contrast, are used by computers and electronic systems primarily to store system-critical data when the power to the system is turned off. The continuous memory capability of NVM renders these devices well-suited for a wide range of applications in the computer, consumer electronics, telecommunications, automotive, industrial control and instrumentation markets. NVM devices are used to store essential data such as PC BIOS software, which regulates the flow of data to and from system peripherals such as the keyboard and monitor and disk drives. In addition, NVM devices that can be programmed and reprogrammed in the system are used to store user-selected system configurations in consumer electronics devices such as preset stations in automobile radios and to store numbers in cellular telephones. NVM devices have generally not been used for computer main memory applications because historically they have been more expensive, provided slower performance and were more costly to produce than volatile memory such as DRAMs.

         The different NVM semiconductor devices that the Company sells are reprogrammable NVM devices such as electrically erasable programmable read only memory ("EEPROM"), nonvolatile random access memory ("NVRAM"); and Flash memory. Each successive generation of NVM memory offers increasing functionality, flexibility and performance.

         The following NVM devices are currently available from various suppliers in the industry:

         EEPROMs. EEPROMs can be erased and reprogrammed electrically within the system, eliminating the need for physical removal, as required by erasable programmable read only memories (EPROMs). On "full-featured" EEPROMs, which have on-chip error correction capabilities that enhance system reliability, individual bytes or segments of the stored data can be erased and rewritten thousands of times. These features generally offer greater flexibility to systems designers than EPROMs. EEPROMs are used to store system-critical information which needs to be updated on a periodic basis. This includes control panel settings and other user-configurable system parameters in consumer devices, cache memory for disk drives, and system protocols and stored telephone numbers in cellular telephones, facsimile machines and other telecommunications devices. EEPROMs are generally available in two configurations, serial EEPROM devices, which transmit data through a single input-output port, and parallel EEPROMs, which transmit data via multiple ports concurrently. Each cell of an EEPROM (the discrete area on the device in which one bit is stored) consists of two transistors, one to store data and one to permit the cell to be selected when erasing data, as compared to the single, storage transistor of an EPROM. EEPROMs can be modified to be utilized as programmable erasable read only memory (PEROM) devices for 5-volt FLASH applications involving sector-by-sector data read and write. EEPROMs are more expensive to produce than EPROMs, due to their more complex circuitry.

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

PRODUCTS AND APPLICATIONS

         Catalyst provides a broad range of NVM products, including serial and parallel EEPROMs, Flash memories, NVRAMs and mixed signal products The Company's principal product lines are as follows:

         Serial EEPROM. The Company offers a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the Inter-Integrated Circuit ("I2C") bus interface of Philips Electronics, the Microwire interface protocol of National Semiconductor and the Serial Peripheral Interface ("SPI") bus protocol. Additionally, Catalyst offers 4-wire bus interface protocol type products and secure access designed for applications requiring security lock for data protection. Products are offered in wide density (1K to 256K) and voltage (1.8V to 6V) ranges. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are disk drives, modems, cellular phones, VCRs, CD players, hearing aids, PCMCIA cards, cordless phones, laser printers, computers and pagers.

         Parallel EEPROM. Parallel EEPROMs transfer data in multiple bits, generally eight bits at a time. They provide faster transfer rates than serial EEPROMs, which transfer data through a single port. Parallel EEPROMs are more costly than serial EEPROMs and, accordingly, are used primarily in high performance applications. Catalyst offers both standard 5 volt-only and 3.3 volt-only parallel EEPROMs to meet battery operated application requirements. The Company offers products with 16Kbit to 512Kbit densities. Parallel EEPROMs are primarily used in applications such as POS terminals, industrial controllers, LAN adapters, telecommunication switches, cellular phones and modems.

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

         Mixed Signal/RF Products. The Company designs, manufactures and markets selected mixed signal products using embedded EEPROM technologies for specialized applications including radio frequency (RF) tags for contactless security and access control, freight lading billing systems, data collection and general micro-controller applications. These products are based on the Company's NVM expertise and digital/analog mixed signal design.

         The Company has recently developed and introduced the following two product lines. However, to date in fiscal 1999, the revenue contribution has not been material.

         Micro-controller supervisory products. The Company has recently introduced a family of micro-controller supervisory products, combining reset and watchdog functions required by many micro-controllers, with serial EEPROM for non-volatile data storage. These products combine in the same chip two functions required by many micro-controller applications, which are typically offered in two separate products, providing a more functional, lower cost solution for these applications. The use of NVM elements inside the chip offers programming and fine tuning capabilities for the reset controller and watchdog timer functions, resulting in more flexibility in operation and simplified manufacturing logistics.

         Solid State Digital Potentiometers. The Company has recently introduced a family of solid state digital potentiometers, which are targeted at replacing mechanical potentiometers used in a variety of applications for the purpose of fine tuning and trimming electronic circuitry.

SALES AND DISTRIBUTION

         The Company markets its products through a direct sales force and a network of independent distributors and sales representatives. In addition to its Sunnyvale headquarters facility, the Company has domestic sales employees in Southern California, Connecticut, Florida, Georgia and Illinois and international sales offices in England and Taiwan. Sales offices support both OEM customers and distributors. In addition, Nippon Catalyst K.K., the Company's subsidiary in Japan, works closely with the Company's principal foundry and Japanese distributors and original equipment manufacturers (OEM).

         The Company seeks to develop strategic relationships with major OEM and other customers. The Company offers a broad range of NVM devices compatible with the most common industry standards, and also works closely with customers to provide semi-custom solutions to address individual customers' needs. In fiscal 1999, the Company shipped products directly or through its distribution network to customers in the computer, consumer electronics, telecommunications, automotive, data communication and other industries. OEM customers of the Company's products include Cisco, Compaq, Fujitsu, Hewlett Packard, IBM, Matsushita Communications, Motorola, Quantum, Siemens and Sony.

         During fiscal 1999, no customer represented more that ten percent of Catalyst's product revenue. During fiscal years 1998 and 1997, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (21% and 14% of product revenues, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. International product sales represented approximately 41%, 63% and 60% of the Company's product sales in fiscal 1999, 1998 and 1997, respectively. The decrease in percentage of international sales in fiscal 1999 is primarily attributable to the resignation of Marubun at the end of fiscal 1998. The Company has taken steps to address this problem by appointing Internix Inc., Unidex Inc. and USC Corporation as distributors in Japan. However, there can be no assurance that these distributors will effectively replace the loss of sales formerly contributed by Marubun. International sales are primarily billed in U.S. dollars. Due to the magnitude of its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the U.S. dollar, which could increase the sales price of the Company's products in local currencies, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws.

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

MANUFACTURING

         The Company subcontracts the manufacture of all of its products through independent semiconductor manufacturers, primarily through Oki, its semiconductor fabricator and NS Electronics Bangkok (1993), Ltd. (NSEB), its principal provider of assembly and test services. The Company also subcontracts certain production planning, product engineering, shipping, and tape and reel activities to NSEB and Trio-Tech in Bangkok, Thailand, which utilize the services of approximately 40 people in performing these services for the Company. The Company has designed its proprietary circuit designs and fabrication processes to operate within the overall semiconductor manufacturing processes of its contract manufacturers. The Company's designs are manufactured utilizing Oki's processes developed for high volume and high yield production of DRAMs. The Company also endeavors to develop its processes in a manner that permits the manufacture of its products in the fabrication facilities of different semiconductor manufacturing suppliers. If the Company were forced to switch manufacturing from Oki, its production and delivery of products would be delayed which could adversely affect the Company's business, financial condition and results of operations.

         Manufacturing semiconductor products is highly complex and sensitive to a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. While the Company believes that it has suppliers willing to provide an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, the Company's outside foundries have from time to time experienced lower than anticipated production yields. There can be no assurance that manufacturing problems will not occur in the future. The loss of Oki as a supplier, any prolonged inability to obtain adequate yields or deliveries from Oki or other subcontractors or manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's operating results. The Company currently purchases wafer supplies under an arrangement with Oki. The Company also has a purchase agreement with UMC for certain Flash products which runs through February 2006. Due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. The Company's ability to purchase wafers is also subject to having sufficient cash or credit to pay for those wafers. During fiscal 1998 and the first half of fiscal 1999, the Company's financial condition has impaired the Company's ability to purchase necessary wafer supplies. See "Management's Discussion and Analyses of Financial Condition and Results of Operations--Results of Operations," and "--Liquidity and Capital Resources."

         The Company performs circuit assembly and test primarily through subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual dies, which are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program prior to shipment to customers. The majority of such assembly and test services are provided by NSEB in Bangkok, Thailand. While the timeliness, yield and quality of semiconductor deliveries from the Company's suppliers have been acceptable to date, there can be no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain adequate yields or deliveries from these manufacturers, or any other circumstance that would require the Company to seek alternate sources of supply, could delay shipments. Any significant delays would have an adverse effect on the Company's operating results. The Company has concerns with the financial viability of some of its test and assembly contractors. Although the Company is exploring alternative contractors, there can be no assurance that it will be able to obtain such alternative services or that the Company will have adequate test and assembly facilities available. Failure to have such services available would have a material adverse effect on the Company's business, financial condition and results of operations.

         As a result of the Company's dependence on foreign subcontractors and test facilities, the Company's business is subject to the risks generally associated with doing business abroad, such as fluctuations in currency exchange rates, foreign government regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's manufacturing and assembly and test sources are located. Due to the Company's limited cash resources, the Company may not be able to maintain payments to wafer and other subcontractor creditors which are within these supplier's credit terms. Accordingly, these suppliers may restrict the Company's future purchases and accordingly may restrict sales of the Company's products.

RESEARCH AND DEVELOPMENT

         The Company continues to invest significant sums in research and development to improve its fabrication processes and develop additional products with higher performance and reliability, lower voltage requirements, smaller die sizes and improved manufacturability. The Company's development efforts include the development of successive generations of its EEPROM and Flash memory products, scaled to smaller geometries and mixed signal, and micro-controller supervisory circuits with embedded EEPROM technologies. As of April 30, 1999, the Company employed 11 persons in research and development activities, compared to 13 and 30 as of April 30, 1998 and 1997, respectively. The Company invested $2.3 million, $4.5 million and $5.8 million in research and development activities in fiscal 1999, 1998 and 1997, respectively.

         In addition, the Company has an arrangement to obtain engineering services from Essex com SRL ("Essex"), a wholly owned Romanian subsidiary of Lxi Corporation, a California corporation ("Lxi"), a provider of engineering services. As of April 30, 1999, Essex employed approximately 12 engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the fiscal years ended April 30, 1999 and April 30, 1998 the Company recorded $437,000 and $413,000 respectively of engineering fees to Essex and Lxi for engineering design services. As of April 30, 1999 the total amount owed to Essex and Lxi was $275,000. Messrs. Vanco, Voicu and Gay received no payments during the fiscal years ended April 30, 1999 and April 30, 1998, except Mr. Gay who received $1,200 and $3,000 from Lxi during such respective periods. Such payments to Mr. Gay were made for services rendered prior to his joining the Company in connection with his duties as Treasurer of Lxi. Mr. Gay resigned such position immediately prior to joining the Company. Mr. Gay continues to serve as a director of Lxi.

PATENTS AND LICENSES

         As of April 30, 1999, the Company owned fifteen U.S. patents, one international patent and had one additional U.S. patent application pending. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will issue from pending or future applications or that, if patents are issued, they will provide meaningful protection or other commercial advantage to the Company. Moreover, there can be no assurance that patent rights will be upheld in the future or that the Company will be able to preserve its other intellectual property rights.

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

         The Company has entered into cross license agreements with Oki and Seiko granting them nontransferable rights to produce certain products, in exchange for royalty payments. See "Manufacturing." The Company is not currently receiving any royalties under these licenses. In August 1995, the Company entered into an agreement with Intel Corporation that provides Catalyst with a license to Intel's Flash memory and EEPROM technology in exchange for royalty payments. Such payments to Intel for EEPROM technology ceased in July 1998 and the payments for Flash technology will continue through June 2000. In addition, in February 1996, the Company also entered into an agreement with UMC, granting UMC rights to produce certain products in exchange for the provision of certain wafer capacities and certain other license rights. In addition, as a part of such arrangement UMC purchased 650,000 shares of the Company's Common Stock for an aggregate cash consideration of $3.7 million.

COMPETITION

         The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution and other resources than the Company.

         The Company's more mature products, such as EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive attributes. Price competition is significant and expected to continue. Principal competitors with respect to the Company's EEPROM products currently include SGS-Thomson, Atmel, Fairchild Semiconductor, Microchip and Xicor, as well as the Company's sole foundry, Oki, all of which have substantially greater resources than the Company.

         The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly in fiscal 1997, fiscal 1998 and fiscal 1999, intense price competition. There can be no assurance that the Company will be able to compete successfully in the future against its competitors for Flash products business.

EMPLOYEES

         As of April 30, 1999, the Company had 43 employees, of whom 11 were engaged in research and development. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS AND KEY PERSONNEL

         The executive officers and certain key personnel of the Company are as follows:

NAME                                   AGE         POSITION(S)
----                                   ---         -----------
Radu M. Vanco.....................      49     President, Chief Executive Officer and Director
Marc H. Cremer....................      35     Vice President Strategic Business Development
Thomas E. Gay III.................      50     Vice President of Finance and Administration
                                                   and Chief Financial Officer
Bassam I. Khoury..................      39     Vice President of Marketing
 Irv Kovalik......................      62     Vice President of Sales
Gelu Voicu........................      49     Vice President of Product Engineering and
                                                   Manufacturing

         Radu M. Vanco has served the Company as President and Chief Executive Officer since March 1998 and as a director since November 1995. From October 1996 to March 1998 he served as Executive Vice President of Engineering, from October 1996 to December 1997 as Chief Operating Officer, and from November 1992 to October 1995 as Vice President, Engineering. From 1991 to 1992, Mr. Vanco served as product line director at Cypress Semiconductor. From 1985 to 1991, Mr. Vanco held various technical and management positions at SEEQ Technology, Inc. Mr. Vanco holds a M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

         Mr. Cremer has served the Company as Vice President of Strategic Business Development since December 1998 and served the Company as Vice President of Sales from March 1998 to December 1998. From April 1997 to March 1998, he served the Company as Director of North American Sales and as Eastern U.S. Area Sales Manager from February 1997 when he joined the Company until April 1997. From 1995 to 1997, Mr. Cremer held various sales management positions at Exel Microelectronics, Inc., a semiconductor company, most recently as national sales manager. From 1993 to 1995, Mr. Cremer held the position of sales engineer at Sales Engineering Concepts, Inc., a manufacturers representative. Mr. Cremer holds a B.S. in Electrical Engineering from Northeastern University.

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

         Mr. Kovalik has served the Company as Vice President, Sales since December 1998 after joining the Company in November 1998. From January 1998 to November 1998, he was Director of Strategic Sales for Alliance Semiconductor, Inc., a semiconductor company. From January 1997 to January 1998, he was Vice President of Sales for NovaWeb Technologies, Inc., a modem manufacturer. From September 1995 to January 1997, he was Director of Strategic Sales for Sequel, Inc., a semiconductor company. From June 1992 to June 1995, he was Vice President, Sales of the Company.

         Mr. Khoury has served the Company as Vice President, Marketing since March 1998. From April 1997 to March 1998, Mr. Khoury served the Company as Director of Marketing, from July 1995 to March 1997, as Product Line Director of EEPROMs and as Director of Product Engineering from March 1993 when he joined the Company until July 1995. From 1991 to 1993, Mr. Khoury held the position of product engineering manager at Cypress Semiconductor. From 1987 to 1991, he held the position of product engineering manager at Seeq Technology, Inc. Mr. Khoury holds a B.S. in Electrical and Electronic Engineering from University of Virginia Tech.

         Mr. Voicu has served the Company as Vice President, Product Engineering and Manufacturing since April 1998. From July 1995 to April 1998 he was Director of Flash Product Line for the Company. From October 1993 to July 1995 he was Manager of Product Engineering of the Company. From June 1991 to October 1993 he served with Cypress Semiconductor, Inc., a semiconductor company, most recently as Senior Product Engineer. Mr. Voicu holds a M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

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

ITEM 2.  PROPERTIES

         The Company rents its 42,500 square foot principal facility in Sunnyvale, California, pursuant to a lease that expires in July 2006. As permitted in the lease, the Company has subleased out 17,000 square feet of such office space which it does not need at this time. The sublease will expire in December 1999. The Company also has domestic sales personnel in Southern California, Connecticut, Florida, Georgia and Illinois and international sales offices in England, Taiwan and Japan. The Company believes that its existing facilities are adequate to meet its current needs and that additional or alternative space will be available in the future on commercially reasonable terms. Additionally, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease.

ITEM 3.  LEGAL PROCEEDINGS

         On June 26, 1998 Micro-Comp Industries filed a complaint against the Company in Santa Clara County Superior Court. The complaint alleged that the Company failed to pay for integrated circuits delivered to the Company by UMC and sought $1.6 million in damages. The Company filed an answer and cross-complaint in July 1998. In April 1999, the parties agreed to settle their complaints. The settlement terms call for the Company to make an immediate payment of $0.4 million and eight monthly payments of $50,000 each (an aggregate of an additional $0.4 million) with the final payment to be made in December 1999. Successful and timely completion of all payments due under the agreement will constitute satisfactory resolution of the complaint and result in a credit to income of $0.8 million to the Company

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended April 30, 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK MARKET PRICES AND DIVIDENDS

         The Company's Common Stock is currently traded in the over-the-counter market but is not regularly quoted in the automated quotation system of a registered securities association. From the effective date of the Company's initial public offering through August 4, 1998, the Common Stock was traded in the over-the-counter market on the Nasdaq National Market under the symbol "CATS." Commencing August 5, 1998, trading of the Company's Common Stock on Nasdaq was discontinued. The following table sets forth the high and low closing sales price for the Common Stock as reported on the Nasdaq National Market or, after August 4, 1998, the high and low bid quotations on the over-the-counter market for each calendar quarter of the last two fiscal years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                       HIGH        LOW
                                                                       ----        ---
         FISCAL YEAR ENDED APRIL 30, 1998
                  Quarter ended July 31, 1997.....................    3 1/16      1 15/32
                  Quarter ended October 31, 1997..................    3 7/16      1 13/16
                  Quarter ended January 31, 1998..................    2 1/8         27/32
                  Quarter ended April 30, 1998....................    1 3/8          5/8

         FISCAL YEAR ENDED APRIL 30, 1999
                  Quarter ended July 31, 1998.....................    29/32       15/32
                  Quarter ended October 31, 1998..................     1/2         3/64
                  Quarter ended January 31, 1999..................     9/16        3/16
                  Quarter ended April 30, 1999....................     1/2        19/64

         As of July 23, 1999, there were approximately 162 registered holders of record of the Company's Common Stock including a number of holders who are nominees for an undetermined number of beneficial holders.

         No cash dividends have been declared or paid by the Company on the Common Stock and the Company does not anticipate paying any such dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In May 1998, the Company sold 1,500,000 shares of its Common Stock to a corporate investor in a private placement transaction at $1.00 per share for an aggregate cash consideration of $1,500,000. There were no sales discounts or commissions paid. In September 1998, the Company sold 4,000,000 additional shares of its Common Stock to the same corporate investor in a private placement transaction at $.25 per share for an aggregate cash consideration of $1,000,000. The Company retained a consultant for $60,000 to render an opinion as to the fairness of the pricing of the transaction. As part of the September 1998 transaction, the Company negotiated the right to demand the additional sale of up to 1,000,000 more shares at $.25 per share until September 1999. The offer and sale of the securities in both transactions was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The proceeds of such offerings are being used for general corporate purposes. In connection with such issuances the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company stock or taking actions to control the Company. For both transactions, the Company also has certain repurchase rights with respect to the shares sold over the twelve months from the date of issuance.

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

                                                                                  YEAR ENDED
                                                     ----------------------------------------------------------------
                                                                           APRIL 30,
                                                     --------------------------------------------------      MARCH 31,
                                                       1999          1998          1997         1996(1)        1995
                                                     --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues ...................................     $ 31,987      $ 34,579      $ 47,094      $ 60,186      $ 48,764

Cost of revenues ...............................       20,909        39,025        36,720        42,199        33,910
                                                     --------      --------      --------      --------      --------

Gross profit (loss) ............................       11,078        (4,446)       10,374        17,987        14,854
Operating expenses:
   Research and development ....................        2,335         4,462         5,771         4,407         4,252
   Selling, general and administrative .........        7,718         9,111         8,437         9,733         8,263
                                                     --------      --------      --------      --------      --------

Income (loss) from operations ..................        1,025       (18,019)       (3,834)        3,847         2,339

Interest income (expense), net .................         (802)         (847)         (205)         (225)         (223)
                                                     --------      --------      --------      --------      --------

Income (loss) before income taxes ..............          223       (18,866)       (4,039)        3,622         2,116

Income tax provision ...........................           --            --            --            48            94
                                                     --------      --------      --------      --------      --------

Net income (loss) ..............................     $    223      $(18,866)     $ (4,039)     $  3,574      $  2,022
                                                     ========      ========      ========      ========      ========
Net income (loss) per share:
   Basic .......................................     $   0.02      $  (2.28)     $  (0.51)     $   0.44      $   0.29
                                                     ========      ========      ========      ========      ========
   Diluted .....................................     $   0.02      $  (2.28)     $  (0.51)     $   0.43      $   0.27
                                                     ========      ========      ========      ========      ========
Weighted average common shares:
   Basic .......................................       12,189         8,263         7,918         8,144         6,976
                                                     ========      ========      ========      ========      ========
   Diluted .....................................       13,678         8,263         7,918         8,241         7,409
                                                     ========      ========      ========      ========      ========

                                                                           APRIL 30,
                                                     --------------------------------------------------      MARCH 31,
                                                       1999          1998          1997         1996(1)        1995
                                                     --------      --------      --------      --------      --------
BALANCE SHEET DATA:

Cash and cash equivalents ......................     $  1,852      $    534      $  2,695      $  2,966      $  5,246

Total current assets ...........................        9,627        16,105        28,646        36,225        26,587

Total assets ...................................       11,566        18,939        32,553        39,275        30,817

Total current liabilities ......................       12,697        22,307        16,631        21,194        20,104

Long-term debt and capital lease obligations ...           81           501         1,885           571         1,347

Stockholders' equity (deficit) .................       (1,212)       (3,869)       14,037        17,510         9,366

--------------
(1) In February 1996, the Company changed its fiscal year end from March 31 to April 30 of each year. The first such fiscal year began on May 1, 1995 and ended on April 30, 1996.

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

         The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could adversely affect the Company's operating results.


         The Company's recent operating results have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received gross proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement and in September 1998, received gross proceeds of $1.0 million from the sale of 4,000,000 additional shares of its Common Stock to the same investor in a private placement Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000, and is currently pursuing these sources of liquidity.

         As a result of these circumstances, the Company's independent accountants' opinion on the consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED APRIL 30, 1999 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1998

         Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues decreased by 8% to $32.0 million in fiscal 1999 from $34.6 million in fiscal 1998. The decrease was primarily attributable to a decrease in sales of the Company's Flash products, the resignation of the Company's Japanese distributor, price erosion caused by excess supply and other adverse industry-wide conditions. Shipments of the Company's Flash memory devices decreased by $9.3 million to $7.7 million or 24% of revenues in fiscal 1999 compared to 49% of revenues or $17.0 million in the prior year. The decrease in Flash product sales is attributable to ASP erosion and that the majority of the market is for devices with larger memory capacity than the 2 megabyte devices that the Company has developed. Marubun, the Japanese distributor which resigned effective the end of fiscal 1998, represented sales of approximately $7.2 million or 21% of total revenues in fiscal 1998, compared to revenues of $1.1 million through replacement distributors in fiscal 1999. Additionally, the Company was unable to purchase sufficient wafers during the fourth quarter of fiscal 1998 due to lack of working capital, contributing to an inability to fill some orders in a timely manner in the first quarter of fiscal 1999. The Company is reliant upon receiving and fulfilling orders within the same quarter to meet or exceed its current revenue levels. A continuation of weak demand, capital deficiencies and price erosion for the Company's products could lead to poor operating results. In May and June of 1998, the Company received substantial cancellations of the backlog existing at fiscal 1998 year end. International sales contributed 41% of net product sales in fiscal 1999 as compared to 64% in fiscal 1998. The decrease in international revenues is attributable to the loss of the Company's Japanese distributor and the Company's inability to compete effectively at the low prices prevalent in certain markets in the Far East. All sales of the Company's products are in US dollars, minimizing the effects of currency fluctuations.

         Gross Profit (Loss). Gross profit for fiscal 1999 was $11.1 million, or a gross profit of 35% of revenues, compared to gross loss of $4.4 million, or a gross loss of 13% of revenues, for fiscal 1998. The increase in absolute dollars from a gross loss of $4.4 million to a gross profit of $11.1 million is primarily attributable to decreased costs of wafers, assembly and testing services and $1.7 million in credits received from various negotiations and settlements with certain vendors in fiscal 1999, compared to $7.5 million in charges taken in fiscal 1998 for inventory valuation adjustments and other costs of reworking and expediting inventory. In the first quarter of fiscal 1999, renegotiation of amounts due under a licensing agreement resulted in $0.5 million reduction to cost of sales. In the second quarter of fiscal 1999, $0.7 million was credited to the Company in return for payment of $7.0 million due under an inventory purchasing arrangement. In the fourth quarter of fiscal 1999, a $0.5 million benefit was recognized as the result of successful payment of amounts due under the terms of a licensing agreement settlement. The inventory valuation adjustments in 1998 were primarily due to the rapid decrease in demand for and the selling prices for the Company's products. In addition, the Company's ability to forecast future demand and selling prices diminished. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for the Company's products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company's Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. Additionally, certain masks valued at $0.6 million and other manufacturing assets valued at $0.2 million associated with the production of the Company's inventory were written off in 1998. The increase in gross profit percentage is due to decreased per unit wafer, assembly and testing costs, the $1.7 million in credits from vendors and the Company reducing the level of sales of products with lower gross margins. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and are paid mostly within 30 days, minimizing the effects of currency fluctuations.

         Research and Development. Research and development ("R&D") expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased 49% to $2.3 million in fiscal 1999 from $4.5 million in fiscal 1998. The decrease in dollars was primarily attributable to a $1.3 million reduction in personnel related expenses resulting from a general reduction in force in 1998 and a transfer of development to more cost effective offshore sources and $0.2 million decrease in depreciation expenses for R&D equipment. As of April 30, 1999, the Company employed 11 persons in research and development activities, compared to 13 and 30 as of April 30, 1998 and 1997, respectively. As a percentage of revenues, R&D expenses decreased to 7% from 13%. This decrease was primarily attributable to the decrease in R&D expenses.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and directors and officers ("D&O") insurance. SG&A expenses decreased 15% to $7.7 million in fiscal 1999 from $9.1 million in fiscal 1998. This decrease was primarily attributable to $0.5 million of bad debt expenses in 1998 as compared to $0.1 million such expense in 1999 and $0.7 million of severance expenses in fiscal 1998 compared to $0.1 million of such expenses in 1999. As a percentage of revenues, SG&A expenses decreased to 24% from 26%. The primary reason for the decrease in the percentage of revenue is the decrease in revenues primarily attributable to the erosion of prices to the Company's customers.

         Net Interest Expense. Net interest expense decreased by 5% to $802,000, or 3% of revenues, in fiscal 1999, as compared to $847,000, or 2% of revenues, in fiscal 1998. The decrease in net interest expense is primarily attributable to decreased balances in interest bearing cash accounts. The increase in interest expense as a percentage of revenues was attributable to the decrease in revenues.

         Income Tax Provision. As a result of the Company's previous losses, the provision for income taxes remained at zero in fiscal 1999.

         As of April 30, 1999 the Company had available net operating loss carryforwards of approximately $37.0 million and credit carryforwards of approximately $1.0 million for federal tax purposes, which begin to expire in fiscal 2001. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

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

         Gross Profit (Loss). Gross loss for fiscal 1998 was $4.4 million, or a gross loss of 13% of revenues, compared to gross profit of $10.4 million, or a gross profit of 22% of revenues, for fiscal 1997. The decreases in absolute dollars were primarily attributable to reduced revenues and $7.5 million in charges taken in the third and fourth quarters of fiscal 1998. These charges were taken primarily to adjust the value of certain inventories to reflect reductions in current market pricing below the cost to produce the inventory and to adjust the value of certain inventories for which the Company has quantities that exceed forecasted demand. Gross margins were also adversely affected by excess supplies of competitive products and other adverse industry-wide conditions, lower than anticipated yields achieved on the Company's 0.6 micron version of its Flash memory devices, rework charges incurred to re-mark and re-test certain products in preparation of shipping those products to customers of the Company, and expedite charges incurred to ensure that delivery was made in time to meet customer schedules.

         Research and Development. R&D expenses decreased 22% to $4.5 million in fiscal 1998 from $5.8 million in fiscal 1997. The decrease in dollars was primarily attributable to decreases in R&D personnel costs. As of April 30, 1998, the Company employed 13 persons in research and development activities, compared to 30 as of April 30, 1997. As a percentage of revenues, R&D expenses increased to 13% from 12%. This increase was primarily attributable to decreased sales.

         Selling, General and Administrative. SG&A expenses increased 8% to $9.1 million in fiscal 1998 from $8.4 million in fiscal 1997. This increase was primarily attributable to bad debt expenses of $0.5 million and severance expenses of $0.7 million in fiscal 1998. As a percentage of revenues, SG&A expenses increased to 26% from 18%. The increase in SG&A as a percentage of revenues was attributable to absolute spending increasing while revenues decreased.

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


LIQUIDITY AND CAPITAL RESOURCES

         Total cash decreased $4.4 million to $1.9 million as of April 30, 1999 from $6.3 million (including $5.8 million of restricted cash) as of April 30, 1998. The decrease was primarily attributable to the use of the $5.8 million of the total cash that was pledged as security on letters of credit in payment of the secured debt. Net cash provided by the sale of common stock totaled $2.4 million during fiscal 1999. Approximately $1.1 million was used to reduce vendor obligations.

         As of April 30, 1999, the Company had approximately $2.9 million of secured loans owed to its bank. As of April 30, 1999, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $1.0 million additional cash and had cash on hand of $1.9 million. For the period from January 1998 through March 1999, as a result of the Company's financial condition and results of operations, the bank had determined that the Company was in default under various provisions of the loan agreement that would have entitled the bank to terminate the loan agreement and declare the loans immediately due and payable. During that period, the Company obtained letters of forbearance from the bank taking any action with respect to the existing conditions of default. In March 1999, the bank credit line automatically renewed and in April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth, to allow the Company to be in compliance at April 30, 1999. The Company is also indebted to other creditors in the amount of approximately $6.0 million. This amount is comprised of approximately $5.0 million for wafers and inventory processing and approximately $1.0 million for other goods and services. Additionally, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements and the Company has obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the existing condition of default through April 2000.

         On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. In May 1999, the note was paid in full and a new note for $0.7 million was negotiated bearing interest at 12.25% interest and requiring monthly payments of $75,000.

         Although management believes the Company may have sufficient working capital resources to continue its operations, the Company is seeking additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If the Company is not successful in raising additional capital the Company can not reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with reductions in operating expenses and limited capital expenditures, will permit the Company to continue operations.

YEAR 2000 COMPLIANCE

         The Company uses a number of computer software programs and operating systems and intelligent hardware devices in its internal operations, including information technology (IT) and non-IT systems used in the design, manufacture and marketing of Company products. These items are considered to be year 2000 "objects" and to the extent that these objects are unable to correctly recognize and process date dependent information beyond the year 1999, some level of modification or replacement is necessary. Most computer programs were designed to perform data computations on the last two digits of the numerical value of a year. When a computation referencing the year 2000 is performed, these systems may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. Computations referencing the year 2000 might be invoked at any time, but are likely to begin occurring in the year 1999.

         The Company is currently conducting a company-wide year 2000 readiness assessment and is undertaking changes to computer programs which the Company believes will be year 2000 compliant. During fiscal years 1999 and 1998, the Company spent approximately $5,000 in connection with its year 2000 activities, and expects future costs during fiscal 2000 of less than $20,000.

         The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of determining the impact of the Company's operations as a result of the year 2000 readiness of these third parties. In the event year 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, the Company believes that the most reasonably likely worse case scenario is a temporary disruption in infrastructure service, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in fiscal year 2000. The Company is in the process of assessing year 2000 readiness of its major suppliers and vendors and is in the process of developing a contingency plan, which it expects to complete by September 1999, at which time the Company will be able to evaluate its most reasonable likely worst case year 2000 scenarios.

         Year 2000 compliance issues could have a significant impact on the Company's operations and its financial results if the new information systems are not completely implemented in a timely manner; unforeseen needs or problems arise; or, if the systems operated by the Company's customers, vendors or subcontractors are not year 2000 compliant. The dates on which the Company believes its year 2000 readiness will be completed are based on the Company's management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of year 2000 compliant solutions. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

         THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL QUARTER ENDING JULY 31, 1999, FOR THE FISCAL YEAR ENDING APRIL 30, 2000, AND FUTURE FISCAL YEARS AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

         The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

         Defaults under Outstanding Loans; Risk of Bankruptcy. The Company had approximately $2.9 million of secured loans owing to its bank at April 30, 1999. As a result of the Company's financial condition and results of operations in 1998, the bank had determined that the Company was in default under various provisions of the loan agreement that would entitle the bank to terminate the loan agreement and declare the loans immediately due and payable. The Company was able to obtain letters of forbearance from the bank taking any action with respect to the existing defaults until March 1999. In that regard the Company received $2.5 million in equity financing during fiscal 1999 and a twelve month right to obtain up to an additional $1.0 million of equity financing. There can be no assurance that efforts to obtain additional funding will be successful or, if successful, on terms acceptable to the Company. In March 1999, the bank credit line automatically renewed and in April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth, to allow the Company to be in compliance at April 30, 1999. As a result of the Company's limited cash resources, the Company may seek to obtain additional equity or other funding to increase the cash available for operations and other purposes. The Company is also indebted to other creditors in the amount of approximately $6.0 million. Continued operation of the Company would also require lenders to forbear taking action or waiving defaults under such other debt. In addition, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements and the Company has obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the existing condition of default through April 2000.

         Expected Need for Additional Capital. The Company has incurred significant losses or experienced significant negative cash flow from operations for more than three years. Such negative cash flow has significantly reduced the Company's available capital. During fiscal 1999, the Company was successful in having its lenders agree to waive or forbear actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to be in conformance with the terms and conditions negotiated If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders the Company can not reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations. There can be no assurance that the Company will continue to generate sufficient revenue to fund its operations in the absence of additional funding sources. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as deferring payments to vendors and other suppliers, headcount reductions, deferrals of planned expenditures, other expense reductions and other measures. Although such activities help preserve cash and enable the Company to continue operations, the lack of available capital hinders the Company's ability to continue manufacturing, sales, product development and other ongoing operational activities necessary to generating revenues. Such activities can have a material, adverse affect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers further adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be further adversely affected.

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

         Recent Operating Results; Possibility of Future Losses. The Company's operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Additionally, the Company's operating results in fiscal 1998 and 1997 resulted in losses of $18.9 million and $4.0 million respectively. The Company's last previous profitable year was the fiscal year ended April 30, 1996. During the fiscal years 1997 through 1999 and before, the Company experienced significant negative cash flow from operations. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December 1996 to 43 in April 1999. Although reductions in headcount could help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that negative cash flow from operations could continue for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever sustain profitability.

         Dependence on a Sole Source Manufacturer; The Company does not manufacture the semiconductor wafers used for its products. Although Oki has provided wafers to the Company since 1987, since March 1998, Oki has been the sole foundry source for the Company's principal raw material, semiconductor wafers. The Company does not have a wafer supply agreement with Oki at this time. Although the Company has a purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997.

         Semiconductor Manufacturing Risks; The manufacture of semiconductor wafers is highly complex and sensitive to a wide variety of factors and, as is typical in the semiconductor industry, the Company's outside wafer foundry from time to time has experienced lower than anticipated production yields. The amount of time to develop an alternative foundry source can be lengthy and the expense considerable. Furthermore, the yield of satisfactory product is often substandard during the initial developmental stages when the process is being initiated. While the Company believes it has an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. Moreover, delays in the Company's payments to wafer suppliers resulting from the Company's cash constraints can often result in delays or reductions in wafer deliveries from the Company's supplier. Such delays and reductions can result in cancellations of customer orders thereby adversely affecting the Company's ability to generate future revenues. The loss of OKI as a supplier, any prolonged inability to obtain adequate yields or deliveries from OKI or any other circumstance that would require the Company to seek and qualify alternative sources of supply of such products, could delay shipments, result in the loss of customers and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure wafer supplies from Oki on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. Although the Company is exploring alternative wafer supply sources, there can be no assurance that it will be able to obtain such alternative sources or that the Company will have adequate facilities available. Failure to have such supplies available would have a material adverse effect on the Company's business, financial condition and results of operations.

         Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in the fiscal years ended April 30, 1999, 1998 and 1997), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations in manufacturing yields, changes in product mix, wafer price increases due to foreign currency fluctuations and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of large orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

         Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, as has occurred during the years ended April 30, 1999, 1998 and 1997, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, the Company's operating results may fall below the expectations of investors, which could have a material adverse effect on the market price of the Company's Common Stock. Reductions in revenue expectations can also require the Company to take additional reserves against inventory valuations based upon the reduced likelihood that the Company will be able to liquidate its inventories at profitable prices.

         Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company's inventory will be reduced by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors. For example, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices for the Company's products. Such adjustments have amounted to less than $0.5 million in fiscal 1999. In addition, in fiscal 1998, the Company's ability to forecast future demand and selling prices diminished. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for the Company's products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company's Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. There can be no assurance that the Company will not suffer similar reductions in values of its inventories in the future or that the Company will be able to liquidate its inventory at acceptable prices.

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

         International Operations. For fiscal 1999, 1998 and 1997 international sales accounted for approximately 41%, 64% and 63%, respectively, of the Company's product sales. The decrease in international sales is attributable to the transition in Japan from Marubun who resigned in fiscal 1998 to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. Except for a few sales through the Company's subsidiary in Japan, NCKK, all sales are invoiced and paid in dollars, reducing the Company's direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, and some payroll and incidental manufacturing supply purchases in Thailand, over 95% of the Company's purchases are in US dollars, minimizing any direct currency fluctuation risk. However, recent adverse developments in the economic environment in the Far East may have a material adverse effect on the Company's subcontractors. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

         Flash Memory Market. A significant amount of the Company's net revenues during 1998 and 1999 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's fiscal 1997, 1998 and 1999 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, SGS-Thomson, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997, 1998 and 1999 operating results to continue to adversely affect the Company's future operating results.

         Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced and continues to experience accelerated erosion of average selling prices caused by adverse industry-wide conditions in fiscal years 1997, 1998 and 1999.

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

         Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. During fiscal years 1999, 1998 and 1997, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (0%, 21% and 14%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. The Company is working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may not completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

         New Accounting pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. We believe the adoption of this statement will not have a significant effect on our results of operations.

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

         Volatility of Stock Price. The Company's stock price has been and may continue to be subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by investors or others could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations particularly affecting the market prices for many high technology companies and small capitalization companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for the Company's Common Stock.

ITEM 7A.   QUANTITATIVE AND CUMULATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of cash deposits. The Company policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the

Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

         Foreign Currency Exchange Rate Risk. The majority of the Company's sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, the Company's results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by the Company to date.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           (a) FINANCIAL STATEMENTS

           See index to Consolidated Financial Statements on page F-2 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information relating to the Company's directors required by this item is incorporated herein by reference to the section entitled "Proposal 1 -- Election of Directors" in the 1999 Proxy Statement. Information relating to the Company's executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of this report. Additional information relating to the Company's directors and executive officers required by this item is incorporated herein by reference to the section entitled "Additional Information -- Compliance with Section 16(a) of the Securities Exchange Act" in the 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the sections entitled "Proposal 1 -- Election of Directors - Compensation of Directors" and "Additional Information - Executive Compensation" in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated herein by reference to the sections entitled "Additional Information - Security Ownership" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the sections entitled "Additional Information - Certain Relationships and Related Transactions" in the 1999 Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements on page F-2 hereof .

         (a)(2) FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(1) above. Schedules other than those included in referenced Index have been omitted because they are not required or are not applicable.

      (a)(3)   EXHIBITS

 3.2 (11)      Restated Certificate of Incorporation of Registrant.

 3.4 (10)      Bylaws of Registrant

 4.1  (5)      Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of
               Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred
               Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.

 4.2  (6)      Amendment No. 1 to Preferred Shares Rights Agreement dated as of
               May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.

 4.3  (9)      Amendment No. 2 to Preferred Shares Rights Agreement dated as of
               September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.

10.3  (1)*     Stock Purchase Agreement dated March 31, 1992 between Kamlesh
               Kumari and Registrant, together with Promissory Note and Guarantee by B.K. Marya.

10.7 (11)*     Stock Option Plan.

10.8  (1)*     1993 Employee Stock Purchase Plan.

10.9     *     1993 Director Stock Option Plan.

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

10.17 (1)      FLASH EEPROM Development and License Agreement dated July 18,
               1988 between OKI Electric Co., Ltd. and Registrant.

10.18 (1)      4M FLASH Development and License Agreement dated May 27, 1992 between OKI Electric Co., Ltd. and Registrant.

10.27 (1)*     Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

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

10.36 (3)+     License Agreement dated August 18, 1995 between Intel Corporation and Registrant

10.38 (4)      Standard Industrial Lease dated March 22, 1996 between Marin
               County Employees Retirement Association and Registrant.

10.39 (4)+     Master Agreement dated February 7, 1996 between United
               Microelectronics Corporation and the Registrant.

10.41 (4)+     Amendment dated May 20, 1996 to the Wafer Supply Agreement dated
               February 24, 1994 between OKI Electric Industry Co., Ltd. and
               Registrant.

10.42 (4)*     Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and Registrant.

10.46 (4)*     Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.48 (4)*     Loan Forgiveness Agreement dated March 12, 1996 between Radu
               Vanco and Registrant.

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

10.53 (6)*     Addendum dated May 29, 1998 to Employment Agreement dated October
               14, 1995 between Radu Vanco and Registrant.

10.54 (6)*     Severance Agreement dated April 28, 1998 between Sorin Georgescu and Registrant.

10.55 (6)*     Severance Agreement dated April 28, 1998 between Gelu Voicu and
               Registrant.

10.57 (6)*     Severance Agreement dated April 28, 1998 between Marc H. Cremer and Registrant.

10.58 (6)*     Severance Agreement dated April 28, 1998 between Bassam Khoury and Registrant.

10.59 (6)*     Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.

10.61 (6)      Common Stock Purchase Agreement dated as of May 26, 1998 between
               Registrant and Elex N. V. ("Elex") with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.

10.62 (6)      Letter Agreement dated August 6, 1998 between Coast and
               Registrant concerning default and forbearance under the Company's bank agreements.

10.63 (7)*     Agreement dated August 14, 1995 between Registrant and Lionel M.
               Allan.

10.64 (8)      Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of September 14, 1998 between Registrant and Elex, N.V.

10.65 (8)      Letter Agreement dated September 21, 1998 between Coast Business
               Credit and Registrant concerning forbearance under the Company's
               Bank Agreement.

10.67(12)*     Modification dated January 1, 1999 of Consulting Agreement dated
               August 14, 1995 between the Company and Allan Advisors, Inc.

10.68(13)      Amendment No. One to Loan and Security Agreement dated as of
               April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.

10.69(11)      1998 Special Equity Incentive Plan

10.70*         Employment Agreement dated August 18,1998 between Radu Vanco and
               Registrant

10.71*         Severance Agreement dated May 11, 1999 between Irv Kovalik and
               Registrant.

21.1 (1)       List of Subsidiaries of Registrant.

23.1           Consent of Independent Accountants.

24.1 Power of Attorney (reference is made to page 28 of this report on Form 10-K).

27.1           Financial Data Schedule.

---------------

 (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.
 (2) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1995.
 (3) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.
 (4) Incorporated by reference to Registrant's Form 10-K filed for the year ended April 30, 1996.
 (5) Incorporated by reference to Exhibit 1 to Registrant's Form 8-A filed on January 22, 1997.
 (6) Incorporated by reference to Registrant's Form 10-K filed for the year ended May 3, 1998.
 (7) Incorporated by reference to Registrant's Form 10-K/A (Am. No. 1) filed for the year ended May 3, 1998.
 (8) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended August 2, 1998.
 (9) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended November 1, 1998.
(10) Incorporated by reference to Registrant's Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.
(11) Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement filed December 18, 1998.
(12) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended January 21, 1999.
(13) Incorporated by reference to Registrant's Form 8-K, Date of Report: April 15, 1999.
  + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.
  * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

         (b) REPORTS ON FORM 8-K

         Form 8-K - Date of Report (Date of Earliest Event Reported): April 15, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on August 2, 1999.


                         CATALYST SEMICONDUCTOR, INC.



                         By: /s/ Radu M. Vanco
                            ----------------------------------------------------
                                 Radu M. Vanco
                                 President, Chief Executive Officer and Director


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

Date:   August 2, 1999           By:  /s/ Radu M. Vanco
     ----------------------          -----------------------------------------------------
                                           Radu M. Vanco
                                           President, Chief Executive Officer and Director
                                           (Principal Executive Officer)


Date:   August 2, 1999           By:  /s/ Thomas E. Gay III
     ----------------------          -----------------------------------------------------
                                           Thomas E. Gay III
                                           Vice President of Finance and Administration
                                              and Chief Financial Officer
                                           (Principal Financial and Accounting Officer)


Date:   August 2, 1999           By:  /s/ Lionel M. Allan
     ----------------------          -----------------------------------------------------
                                           Lionel M. Allan
                                           Director


Date:                            By:
     ----------------------          -----------------------------------------------------
                                           Hideyuki Tanigami
                                           Director


Date:   August 2, 1999           By:  /s/ Patrick Verderico
     ----------------------          -----------------------------------------------------
                                           Patrick Verderico
                                           Director

                          CATALYST SEMICONDUCTOR, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF APRIL 30, 1999 AND 1998


                                       AND


         FOR THE THREE FISCAL YEARS ENDED APRIL 30, 1999, 1998 AND 1997
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                          CATALYST SEMICONDUCTOR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                  PAGES
                                                                                                  -----
Report of Independent Accountants............................................................      F-3

Consolidated Balance Sheets as of April 30, 1999 and 1998....................................      F-4

Consolidated Statements of Operations for the years ended April 30, 1999, 1998 and 1997 .....      F-5

Consolidated Statements of Stockholders' Equity for the years ended April 30, 1999,
    1998 and 1997............................................................................      F-6

Consolidated Statements of Cash Flows for the years ended April 30, 1999, 1998 and 1997 .....      F-7

Notes to Consolidated Financial Statements...................................................      F-8 - F-19

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Catalyst Semiconductor, Inc.


   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiary at April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



PRICEWATERHOUSECOOPERS LLP


San Jose, California
June 24, 1999

                          CATALYST SEMICONDUCTOR, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)



                                                                                   April 30,
                                                                           -----------------------
                                                                             1999           1998
                                                                           --------       --------
     ASSETS

Current assets:
   Cash .............................................................      $  1,852       $    534
   Restricted cash ..................................................            --          5,750
   Accounts receivable, net .........................................         5,119          5,139
   Inventories ......................................................         1,914          3,867
   Other assets .....................................................           742            815
                                                                           --------       --------
       Total current assets .........................................         9,627         16,105
Property and equipment, net .........................................         1,939          2,834
                                                                           --------       --------
                                                                           $ 11,566       $ 18,939
                                                                           ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Line of credit ...................................................      $  2,942       $  3,225
   Accounts payable .................................................         5,770         13,263
   Accounts payable - related party .................................           275            137
   Accrued expenses .................................................         1,508          3,736
   Deferred gross profit on shipments to distributors ...............         1,061            475
   Current portion of long-term debt and capital lease obligations ..         1,141          1,471
                                                                           --------       --------
       Total current liabilities ....................................        12,697         22,307
Long-term debt and capital lease obligations ........................            81            501
                                                                           --------       --------
       Total liabilities ............................................        12,778         22,808
                                                                           --------       --------

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 2,000 shares authorized;
      zero shares issued and outstanding ............................            --             --
   Common stock and paid-in-capital in excess of $.001 par value,
       45,000 shares authorized; 13,958 and 8,445 shares
       issued and outstanding .......................................        45,223         42,789
   Accumulated deficit ..............................................       (46,435)       (46,658)
                                                                           --------       --------
       Total stockholders' equity (deficit) .........................        (1,212)        (3,869)
                                                                           --------       --------
                                                                           $ 11,566       $ 18,939
                                                                           ========       ========



                   The accompanying notes are an integral part
                         of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                          Year ended April 30,
                                                 --------------------------------------
                                                   1999           1998           1997
                                                 --------       --------       --------
Net revenues ..............................      $ 31,987       $ 34,579       $ 47,094

Cost of revenues ..........................        20,909         39,025         36,720
                                                 --------       --------       --------
Gross profit (loss) .......................        11,078         (4,446)        10,374

Research and development ..................         2,335          4,462          5,771
Selling, general and administrative .......         7,718          9,111          8,437
                                                 --------       --------       --------
Income (loss) from operations .............         1,025        (18,019)        (3,834)

Interest income (expense), net ............          (802)          (847)          (205)
                                                 --------       --------       --------
Net income (loss) .........................      $    223       $(18,866)      $ (4,039)
                                                 ========       ========       ========

Net income (loss) per share:
   Basic ..................................      $   0.02       $  (2.28)      $  (0.51)
                                                 ========       ========       ========

   Diluted ................................      $   0.02       $  (2.28)      $  (0.51)
                                                 ========       ========       ========

Weighted average common shares outstanding:
   Basic ..................................        12,189          8,263          7,918
                                                 ========       ========       ========

   Diluted ................................        13,678          8,263          7,918
                                                 ========       ========       ========



                   The accompanying notes are an integral part
                         of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)



                                                         COMMON STOCK
                                               ---------------------------------
                                                                      ADDITIONAL
                                                              PAR      PAID IN    ACCUMULATED
                                                SHARES       VALUE     CAPITAL      DEFICIT       TOTAL
                                               --------    --------   ----------  -----------   --------
Balance at April 30, 1996 .................       7,790    $      8    $ 41,255    $(23,753)    $ 17,510

Issuance of common stock for employee stock
  purchase plan ...........................          47          --         120          --          120
Exercise of stock options .................         152          --         400          --          400
Amortization of deferred
  compensation ............................          --          --          46          --           46
Net loss ..................................          --          --          --      (4,039)      (4,039)
                                               --------    --------    --------    --------     --------

Balance at April 30, 1997 .................       7,989           8      41,821     (27,792)      14,037

Issuance of common stock to an investor ...         259          --         675          --          675
Issuance of common stock for employee stock
  purchase plan ...........................          87          --          87          --           87
Exercise of stock options .................         110          --         198          --          198
Net loss ..................................          --          --          --     (18,866)     (18,866)
                                               --------    --------    --------    --------     --------

Balance at April 30, 1998 .................       8,445           8      42,781     (46,658)      (3,869)

Issuance of common stock to an investor ...       5,500           6       2,426          --        2,432
Issuance of common stock for employee stock
  purchase plan ...........................           3          --           1          --            1
Exercise of stock options .................          10          --           1          --            1
Net income ................................          --          --          --         223          223
                                               --------    --------    --------    --------     --------

Balance at April 30, 1999 .................      13,958    $     14    $ 45,209    $(46,435)    $ (1,212)
                                               ========    ========    ========    ========     ========




                   The accompanying notes are an integral part
                         of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                Year ended April 30,
                                                                       --------------------------------------
                                                                         1999           1998           1997
                                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................       $    223       $(18,866)      $ (4,039)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Depreciation and amortization ............................          1,202          2,629          1,731
      Changes in assets and liabilities:
       Accounts receivable .....................................             20         2,348          3,396
       Inventories .............................................          1,953          8,538          3,461
       Other assets ............................................             73             80            451
       Accounts payable (including related party) ..............         (7,355)         3,133         (5,179)
       Accrued expenses ........................................         (2,228)         2,381           (863)
       Deferred gross profit on shipments to distributors ......            586             97           (731)
                                                                       --------       --------       --------
         Net cash provided by (used in) operating activities ...         (5,526)           340         (1,773)
                                                                       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used for the acquisition of equipment ..................           (307)        (1,556)        (2,734)
   Proceeds from the disposal of equipment .....................             --             --            146
                                                                       --------       --------       --------
         Cash provided by (used in) investing activities .......           (307)        (1,556)        (2,588)
                                                                       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock transactions, net ..............................          2,434            285            566
   Net proceeds from (payment of) line of credit ...............           (283)          (224)         3,319
   Payment of long-term debt and capital lease obligations .....           (750)          (506)          (633)
   Proceeds from long-term debt and capital lease obligations ..             --             --            838
   Change in restricted cash ...................................          5,750           (500)            --
                                                                       --------       --------       --------
         Cash provided by financing activities .................          7,151           (945)         4,090
                                                                       --------       --------       --------

Net increase (decrease) in cash and cash equivalents ...........          1,318         (2,161)          (271)
Cash at beginning of the period ................................            534          2,695          2,966
                                                                       --------       --------       --------

Cash at end of the period ......................................       $  1,852       $    534       $  2,695
                                                                       ========       ========       ========

Supplemental disclosures:
   Cash paid during the year for:
     Interest ..................................................       $    927       $  1,425       $    541
                                                                       ========       ========       ========
     Income taxes ..............................................       $      1       $     15       $     41
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

      The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

      The Company's recent operating results have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of 1998 and first quarter of 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received net proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement. In September 1998, the Company received net proceeds of $0.9 million from the sale of 4,000,000 shares of its Common Stock in a second private placement with the same investor. Management believes, however, that it will require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000 and beyond, and is currently pursuing other sources of liquidity.

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS

      For certain of the Company's financial instruments, including cash, accounts receivable, line of credit, notes payable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

   CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Catalyst invests primarily in money market accounts and certificates of deposit and places its investments with high quality financial institutions. The restricted cash was held at a financial institution as collateral for a letter of credit required by one of the Company's foundries. The Company's accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States, Europe and the Far East and the Company performs ongoing credit evaluations of these customers.

      One customer accounted for 0%, 21% and 14% of revenues during the years ended April 30, 1999, 1998 and 1997, respectively.

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

                          CATALYST SEMICONDUCTOR, INC.

   VENDOR SETTLEMENTS AND NEGOTIATIONS

     During fiscal 1999, the Company received $1.7 million in credits and adjustments as the result of various negotiations and settlements with vendors. In the first quarter, renegotiation of amounts due under a licensing agreement resulted in $0.5 million reduction to cost of sales. In the second quarter, $0.7 million was credited to the Company in return for payment of $7.0 million due under an inventory purchasing arrangement. The Company used $5.8 million of restricted cash and $1.2 million advance from a bank to make the $7.0 million payment. In the fourth quarter, $0.5 million benefit was recognized as the result of successful payment of amounts due under the terms of a licensing agreement settlement.

      On June 26, 1998 Micro-Comp Industries filed a complaint against the Company in Santa Clara County Superior Court. The complaint alleged that the Company failed to pay for integrated circuits delivered to the Company by UMC and sought $1.6 million in damages. The Company filed an answer and cross-complaint in July 1998. In April 1999, the parties agreed to settle their complaints. The settlement terms call for total payments of $0.8 million consisting of an immediate payment of $0.4 million and eight monthly payments of $50,000 each (an aggregate of an additional $0.4 million) with the final payment to be made in December 1999. Successful and timely completion of all payments due under the agreement will constitute satisfactory resolution of the complaint and result in a reduction in the liability of $0.8 million.

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

                          CATALYST SEMICONDUCTOR, INC.

     A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

                                                  Year ended April 30,
                                          -------------------------------------
                                            1999          1998           1997
                                          --------      --------       --------
                                          (in thousands, except per share data)
Net income (loss) ..................      $    223      $(18,866)      $ (4,039)
                                          ========      ========       ========
Shares calculation:
Average shares outstanding--basic ..        12,189         8,263          7,918
Effect of dilutive securities:
      Stock options ................         1,489            --             --
                                          --------      --------       --------
Average shares outstanding--diluted         13,678         8,263          7,918
                                          ========      ========       ========

Net income (loss) per share--basic .      $   0.02      $  (2.28)      $  (0.51)
                                          ========      ========       ========

Net income (loss) per share--diluted      $   0.02      $  (2.28)      $(0.51)
                                          ========      ========       ========


    Options to purchase 1,372,000 shares at prices ranging from $0.69 to $6.30 per share were outstanding during 1999 and were excluded from the computation of diluted EPS because they were above the weighted average fair market value of the Company's common stock as of April 30, 1999. Options to purchase 2,547,000 shares of common stock at prices ranging from $0.40 to $6.30 per share were outstanding during 1998 and 2,466,000 shares of common stock at prices ranging from $1.08 to $6.30 per share were outstanding during 1997, and were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

   COMPREHENSIVE INCOME

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The Company had no items of other comprehensive income for any period presented.

   SEGMENT REPORTING

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

                          CATALYST SEMICONDUCTOR, INC.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. The Company believes the adoption of this statement will not have a significant effect on the results of operations.

RECLASSIFICATIONS

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1999 presentation.

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                       April 30,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
     Accounts receivable:
        Accounts receivable ..............................      $  5,405       $  5,465
        Less:  Allowance for doubtful accounts ...........          (286)          (326)
                                                                --------       --------
                                                                $  5,119       $  5,139
                                                                ========       ========
     Inventories:
        Work-in-process ..................................      $  1,507       $  2,410
        Finished goods ...................................           407          1,457
                                                                --------       --------
                                                                $  1,914       $  3,867
                                                                ========       ========
     Property and equipment:
        Engineering and test equipment ...................      $  7,193       $  7,691
        Computer hardware and software ...................         3,485          3,470
        Furniture and office equipment ...................         1,281          1,275
                                                                --------       --------
                                                                  11,959         12,436
        Less: accumulated depreciation and amortization ..       (10,020)        (9,602)
                                                                --------       --------
                                                                $  1,939       $  2,834
                                                                ========       ========

     Accrued expenses:
        Accrued employee compensation ....................      $    467       $    692
        Accrued royalties ................................            --            962
        Other ............................................         1,041          2,082
                                                                --------       --------
                                                                $  1,508       $  3,736
                                                                ========       ========

                          CATALYST SEMICONDUCTOR, INC.

NOTE 3 - LINE OF CREDIT:

     Under the terms of a bank revolving line of credit in place at April 30, 1999, the Company could borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable. The line of credit bears interest at a variable rate equal to the bank's prime lending rate plus 4.5% (12.25% at April 30, 1999). The revolving line of credit expires on June 30, 2001. Amounts borrowed on the line of credit are secured by accounts receivable and inventory and subject to compliance with loan covenants.

     As of April 30, 1999, the Company had approximately $2.9 million of secured loans owed to a bank. As of April 30, 1999, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $1.0 million additional cash and had cash on hand of $1.9 million. For the period from January 1998 through March 1999, as a result of the Company's financial condition and results of operations, the bank had determined that the Company was in default under various provisions of the loan agreement that would have entitled the bank to terminate the loan agreement and declare the loans immediately due and payable. During that period, the Company obtained letters of forbearance from the bank taking any action with respect to the existing conditions of default. In March 1999, the bank credit line automatically renewed and in April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth to allow the Company to be in compliance at April 30, 1999.

     The Company is also indebted to other creditors in the amount of approximately $6.0 million. This amount is comprised of approximately $5.0 million for wafers and inventory processing and approximately $1.0 million for other goods and services.

     On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. The loan is classified under the current portion of long-term debt at April 30, 1999. In May 1999, the note was paid in full and a new note for $0.7 million was negotiated bearing interest at 12.25% interest and monthly payments of $75,000.

NOTE 4 - LEASES:

     At April 30, 1999 and 1998, the net book value of assets recorded as property and equipment under capital leases aggregated $0.3 million and $0.7 million, which is net of accumulated amortization of $0.5 million and $1.5 million, respectively. The amortization of assets recorded under capital leases is included with depreciation and amortization expense.

     The Company leases its office facilities under operating leases. Total rent expense under these leases was $558,000, $416,000 and $498,000 for fiscal 1999, 1998 and 1997, respectively.

     Although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements and the Company has obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the existing condition of default through April 2000.

                          CATALYST SEMICONDUCTOR, INC.

      The aggregate future minimum lease payments, by fiscal year, under capital and non-cancelable operating leases with initial terms of one year or more at April 30, 1999 are as follows (in thousands):

                                                         Capital     Operating
                                                         Leases       Leases
                                                         ------      ---------
     2000 .........................................      $  223       $  413
     2001 .........................................         245          413
     2002 .........................................          43          424
     2003 .........................................          --          437
     2004 .........................................          --          450
     Thereafter ...................................          --        1,020
                                                         ------       ------
     Total minimum payments .......................         511       $3,157
                                                                      ======
     Less: amount representing interest ...........         (59)
                                                         ------
     Present value of future minimum lease payments         452
     Current portion of capital lease obligations .        (371)
                                                         ------
     Long-term portion of capital lease obligations      $   81
                                                         ======

NOTE 5 - INCOME TAXES:

      Deferred tax assets are comprised of the following (in thousands):

                                                                April 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
     Deferred income and sales returns reserves ..      $    371       $    250
     Loss carryforwards ..........................        12,950         13,150
     Research and development credit carryforwards           959            959
     Non deductible reserves and accruals ........         1,175          1,482
     Other .......................................             0            500
                                                        --------       --------
       Total deferred tax assets .................        15,455         16,341
     Valuation allowance .........................       (15,455)       (16,341)
                                                        --------       --------
                                                        $     --       $     --
                                                        ========       ========

     Tax loss carryforwards at April 30, 1999 are approximately $37.0 million for federal purposes. These carryforwards begin to expire in fiscal 2007. The research and development credits begin to expire in fiscal 2001. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income (loss) as a result of the following:

                                                      Year ended April 30,
                                                  ---------------------------
                                                   1999       1998       1997
                                                  -----      -----      -----
     Statutory federal tax rate ..............       34%       (34)%      (34)%
     Tax benefits not currently recognized....      (34)        34         34
                                                  -----      -----      -----
           Effective tax rate ................       --%        --%        --%
                                                  =====      =====      =====

     No provision is made for income taxes relating to potential future distributions of accumulated earnings from the Company's foreign subsidiary, which at April 30, 1999 were not significant, since it is the Company's intention to reinvest substantially all of the undistributed earnings in its foreign operations.

                          CATALYST SEMICONDUCTOR, INC.

NOTE 6 - STOCK PLANS:

   STOCK OPTION PLANS

     In October 1989, the Company adopted a stock option plan (the "Option Plan") for incentive stock options and non-statutory stock options. A total of
5.1 million shares of Common Stock have been reserved for issuance under the Option Plan. In January 1999 the shareholders authorized an additional 1.8 million shares to be reserved under the Option Plan. Options granted under the Option Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Option Plan must generally be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four year periods.

     During 1993, the Company adopted a Director Stock Option Plan (the "Director Plan") which provides for the grant of nonstatutory stock options to nonemployee directors. A total of 220,000 shares of Common Stock have been reserved for issuance under the Director Plan. Options granted under the Director Plan are for periods not to exceed five years. Option grants under the Director Plan must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options vest over a period of three years. As of April 30, 1999 a total of 193,000 options at exercise prices ranging from $0.40 to $6.00 per share, have been granted under the Director Plan, 90,000 of which were exercisable.

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

     In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan ("Special Option Plan") for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During 1999, options totaling 3.3 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $417,000 of compensation expense will be recognized over the four year vesting period of the options, $57,000 of which was recognized during the year ended April 30, 1999.

                          CATALYST SEMICONDUCTOR, INC.

     A summary of activity under the Option Plan, the Director Plan and the Special Option Plan are as follows:

                                           Options                        Weighted
                                          Available       Options         Avg Price
                                          for Grant     Outstanding       Per Share
                                          ---------     -----------       ---------
                                                      (in thousands)
Balance at April 30, 1996 ........           (436)          2,383          $ 3.80

Additional shares reserved .......            880              --
Granted ..........................         (2,205)          2,205          $ 2.74
Canceled .........................          1,970          (1,970)         $ 4.66
Exercised ........................             --            (152)         $ 2.06
                                           ------          ------
Balance at April 30, 1997 ........            209           2,466          $ 2.41

Granted ..........................         (2,995)          2,995          $ 1.15
Canceled .........................          2,804          (2,804)         $ 2.20
Exercised ........................             --            (110)         $ 1.82
                                           ------          ------
Balance at April 30, 1998 ........             18           2,547          $ 1.26

Additional shares reserved .......          5,300              --
Granted ..........................         (5,758)          5,758          $ 0.17
Canceled .........................          1,485          (1,485)         $ 1.02
Exercised ........................             --             (10)         $ 0.13
                                           ------          ------
Balance at April 30, 1999 ........          1,045           6,810          $ 0.56
                                           ------          ======

     The Range of Exercise Prices table below summarizes information regarding stock options outstanding at April 30, 1999.

                                                        Range of Exercise Prices
                                   -------------------------------------------------------------------
                                   0.11-0.13    0.25-0.47    0.69-1.08  1.69-3.00  5.00-6.30     Total
                                   ---------    ---------    ---------  ---------  ---------     -----
Options Outstanding:
--------------------
Number outstanding ............        4,610        1,050          740        340         70     6,810
Weighted-average remaining
   contractual life (years) ...          9.4          9.0          3.2        1.4        1.8       8.2
Weighted-average exercise price        $0.12        $0.31        $1.05      $2.01      $5.36     $0.40

Options Exercisable:
--------------------
Number exercisable ............          918           27          725        333         70     2,073
Weighted-average exercise price        $0.13        $0.30        $1.05      $2.02      $5.36     $0.93

     In January 1998, the Board of Directors offered employee holders of options the opportunity to cancel such options and receive an equal amount of options with an exercise price per share equal to the then current fair market value. As a result, options to purchase approximately 1.8 million shares were canceled and an equal number were granted at an exercise price of $1.0625.

     In September 1998, the Board of Directors offered employee holders of options the opportunity to cancel such options and receive an equal amount of options with an exercise price per share equal to the then current fair market value. As a result, options to purchase approximately 1.4 million shares were canceled and an equal number were granted at an exercise price of $0.125.

                          CATALYST SEMICONDUCTOR, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   OTHER STOCK PLANS

     The Board of Directors and Stockholders approved the Company's Employee Stock Purchase Plan (the "Purchase Plan") in March 1993. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Sales made through this plan will be at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. The Purchase Plan was suspended effective June 1998 due to the Company's delisting from the NASDAQ stock market in August 1998. As of April 30, 1999, a total of 231,000 shares have been issued under the Purchase Plan.

   PRO FORMA STOCK COMPENSATION DISCLOSURE

     The fair value of each option granted under the Option Plan, the Director Plan and the Special Option Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for options granted in 1999, 1998 and 1997, respectively: dividend yield of 0 percent for all years, expected volatility of 100, 79 and 80 percent, risk free interest rates of 4.54, 5.50 and 6.12, and expected lives of 3 years for non-officer/director employees and 4 years for officers and directors for all years.

     The fair value of each share granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for shares granted in 1999, 1998 and 1997, respectively: dividend yield of 0 percent for all years, expected volatility of none, 79 and 86 percent, risk free interest rates of none, 5.36 and 5.32, and expected lives of 0.5 years for non-officer/director employees and officers and directors for 1998 and 1997. The Purchase Plan was suspended effective June 1998 due to the Company's delisting from the NASDAQ stock market in August 1998. As a result of such suspension, no fair value for the Purchase Plan was calculated under the Black-Scholes option-valuation model for fiscal 1999.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the stock option plans and its Purchase Plan consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

                                                     Year ended April 30,
                                             ---------------------------------
                                               1999        1998          1997
                                             -------     --------      -------
   Pro-forma net income (loss):              $   (31)    $(20,226)     $(5,750)

   Pro-forma net income (loss) per share:
        Basic:                               $(0.003)    $  (2.45)     $ (0.73)
        Diluted:                             $(0.003)    $  (2.45)     $ (0.73)

     The above pro forma amounts include compensation expense based on the fair value of options vesting during the years ended April 30, 1999, 1998 and 1997 and exclude the effects of options granted prior to May 1, 1995. Accordingly, the above pro forma net income (loss) and net income (loss) per share are not representative of the effects of computing stock option compensation expense using the fair value method for future periods.

                          CATALYST SEMICONDUCTOR, INC.

NOTE 7 - SALE OF COMMON STOCK:

      In May 1998, the Company sold 1,500,000 shares of its Common Stock to a corporate investor in a private placement transaction at $1.00 per share for an aggregate cash consideration of $1,500,000. There were no sales discounts or commissions paid. In September 1998, the Company sold 4,000,000 additional shares of its Common Stock to the same corporate investor in a private placement transaction at $.25 per share for an aggregate cash consideration of $1,000,000. The Company retained a consultant for $60,000 to render an opinion as to the fairness of the pricing of the transaction. As part of the September 1998 transaction, the Company negotiated the right to demand the additional sale of up to 1,000,000 more shares at $.25 per share until September 13, 1999. The offer and sale of the securities in both transactions was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The proceeds of such offerings are being used for general corporate purposes. In connection with such issuances the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company stock or taking actions to control the Company. For both transactions, the Company also has certain repurchase rights with respect to the shares sold over the twelve months from the date of issuance.

NOTE 8 - SEGMENT REPORTING:

      The company operates in one business segment, being the semiconductor manufacturing segment.

      Revenues from export sales were as follows (in thousands):

                                               Year ended  April 30,
                                       -----------------------------------
                                         1999          1998          1997
                                       -------       -------       -------
      Japan ....................       $ 2,773       $ 8,883       $ 9,321
      Other Far East ...........         5,605         8,122        10,771
      Europe ...................         6,116         5,263         9,501
                                       -------       -------       -------
         Total export sales ....       $14,494       $22,268       $29,593
                                       =======       =======       =======

      The Company sold product to its former Japanese distributor who resigned effective April 1998, which is also a stockholder. Revenue from this stockholder represented $0.0 million, $7.2 million and $6.5 million or approximately 0%, 21% and 14% of product sales for the years ended April 30, 1999, 1998 and 1997, respectively. No other customer accounted for 10% or more of product sales.

      Sales and purchase transactions are denominated in U.S. dollars, except for certain sales and purchases which were denominated in Japanese yen and which were insignificant for the years ended April 30, 1999, 1998 and 1997.

NOTE 9 - LEGAL MATTERS AND OTHER CONTINGENCIES:

      In September 1997, the Company settled certain actions filed by Samsung and another party against the Company. In connection with these settlements, the Company paid $200,000 in cash and issued 259,000 shares of its common stock in exchange for full settlement of certain accounts payable balances owed by the Company.

      In April 1999, the Company agreed to settle a complaint filed against it for $1.6 million by Micro-Comp for wafers delivered in 1998. The terms call for an immediate payment of $0.4 million and eight monthly payments of $50,000 each (an aggregate of $0.4 million) with the final payment to be made in December 1999. Successful and timely completion of all payments due under the agreement will constitute satisfactory resolution of the complaint and result in a credit of $0.8 million to the Company.

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

NOTE 10 - RELATED PARTY TRANSACTIONS:

     The Company has an arrangement to obtain engineering services from Essex com SRL ("Essex"), a wholly owned Romanian subsidiary of Lxi Corporation, a California corporation ("Lxi"), a provider of engineering services. As of April 30, 1999, Essex employed approximately 12 engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company own approximately 95% of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the fiscal years ended April 30, 1999 and April 30, 1998 the Company recorded $437,000 and $413,000, respectively, of engineering fees to Essex and Lxi for engineering design services. As of April 30, 1999 the total amount owed to Essex and Lxi was $275,000. The officers received no payments during the fiscal years ended April 30, 1999 and April 30, 1998, except one officer who received $1,200 and $3,000 from Lxi during such respective periods. Such payments to such officer were made for services rendered prior to his joining the Company in connection with his duties as Treasurer of Lxi. Such officer resigned such position immediately prior to joining the Company. Such officer continues to serve as a director of Lxi.

                                 EXHIBIT INDEX


 3.2 (11)      Restated Certificate of Incorporation of Registrant.

 3.4 (10)      Bylaws of Registrant.

 4.1  (5)      Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of
               Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred
               Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.

 4.2  (6)      Amendment No. 1 to Preferred Shares Rights Agreement dated as of
               May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.

 4.3  (9)      Amendment No. 2 to Preferred Shares Rights Agreement dated as of
               September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.

10.3  (1)*     Stock Purchase Agreement dated March 31, 1992 between Kamlesh
               Kumari and Registrant, together with Promissory Note and Guarantee by B.K. Marya.

10.7 (11)*     Stock Option Plan.

10.8  (1)*     1993 Employee Stock Purchase Plan.

10.9     *     1993 Director Stock Option Plan.

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

10.17 (1)      FLASH EEPROM Development and License Agreement dated July 18,
               1988 between OKI Electric Co., Ltd. and Registrant.

10.18 (1)      4M FLASH Development and License Agreement dated May 27, 1992 between OKI Electric Co., Ltd. and Registrant.

10.27 (1)*     Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

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

10.36 (3)+     License Agreement dated August 18, 1995 between Intel Corporation and Registrant.

10.38 (4)      Standard Industrial Lease dated March 22, 1996 between Marin
               County Employees Retirement Association and Registrant.

10.39 (4)+     Master Agreement dated February 7, 1996 between United
               Microelectronics Corporation and the Registrant.

10.41 (4)+     Amendment dated May 20, 1996 to the Wafer Supply Agreement dated
               February 24, 1994 between OKI Electric Industry Co., Ltd. and
               Registrant.

10.42 (4)*     Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and Registrant.

10.46 (4)*     Employment Agreement dated October 14, 1995 between Radu Vanco and Registrant.

10.48 (4)*     Loan Forgiveness Agreement dated March 12, 1996 between Radu
               Vanco and Registrant.

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

10.53 (6)*     Addendum dated May 29, 1998 to Employment Agreement dated October
               14, 1995 between Radu Vanco and Registrant.

10.54 (6)*     Severance Agreement dated April 28, 1998 between Sorin Georgescu and Registrant.

10.55 (6)*     Severance Agreement dated April 28, 1998 between Gelu Voicu and
               Registrant.

10.57 (6)*     Severance Agreement dated April 28, 1998 between Marc H. Cremer and Registrant.

10.58 (6)*     Severance Agreement dated April 28, 1998 between Bassam Khoury and Registrant.

10.59 (6)*     Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.

10.61 (6)      Common Stock Purchase Agreement dated as of May 26, 1998 between
               Registrant and Elex N. V. ("Elex") with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.

10.62 (6)      Letter Agreement dated August 6, 1998 between Coast and
               Registrant concerning default and forbearance under the Company's bank agreements.

10.63 (7)*     Agreement dated August 14, 1995 between Registrant and Lionel M.
               Allan.

10.64 (8)      Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of September 14, 1998 between Registrant and Elex, N.V.

10.65 (8)      Letter Agreement dated September 21, 1998 between Coast Business
               Credit and Registrant concerning forbearance under the Company's
               Bank Agreement.

10.67(12)*     Modification dated January 1, 1999 of Consulting Agreement dated
               August 14, 1995 between the Company and Allan Advisors, Inc.

10.68(13)      Amendment No. One to Loan and Security Agreement dated as of
               April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.

10.69(11)      1998 Special Equity Incentive Plan

10.70    *     Employment Agreement dated August 18,1998 between Radu Vanco and
               Registrant

10.71    *     Severance Agreement dated May 11, 1999 between Irv Kovalik and
               Registrant.

21.1 (1)       List of Subsidiaries of Registrant.

23.1           Consent of Independent Accountants.

24.1 Power of Attorney (reference is made to page 28 of this report on Form 10-K).

27.1           Financial Data Schedule.

---------------

 (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.
 (2) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1995.
 (3) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended September 30, 1995.
 (4) Incorporated by reference to Registrant's Form 10-K filed for the year ended April 30, 1996.
 (5) Incorporated by reference to Exhibit 1 to Registrant's Form 8-A filed on January 22, 1997.
 (6) Incorporated by reference to Registrant's Form 10-K filed for the year ended May 3, 1998.
 (7) Incorporated by reference to Registrant's Form 10-K/A (Am. No. 1) filed for the year ended May 3, 1998.
 (8) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended August 2, 1998.
 (9) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended November 1, 1998.
(10) Incorporated by reference to Registrant's Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.
(11) Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement filed December 18, 1998.
(12) Incorporated by reference to Registrant's Form 10-Q filed for the quarter ended January 21, 1999.
(13) Incorporated by reference to Registrant's Form 8-K, Date of Report: April 15, 1999.
  + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.
  * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.