Form 10-K/A
period 1999-05-02
CATALYST SEMICONDUCTOR INC
filed 1999-08-30
CIK 899636

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

The number of shares of Registrant's Common Stock outstanding as of August 20, 1999 was 13,974,823.

                          CATALYST SEMICONDUCTOR, INC.


PART III

Item 10. Directors and Executive Officers of Registrant............................    Page 3
Item 11. Executive Compensation....................................................    Page 4
Item 12. Security Ownership of Certain Beneficial Owners and Management............    Page 11
Item 13. Certain Relationships and Related Transactions............................    Page 12

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    Page 14
Signatures.........................................................................    Page 17

                          CATALYST SEMICONDUCTOR, INC.


ITEMS 10, 11, 12 AND 13 OF PART III TO REGISTRANT'S FORM 10-K FOR THE YEAR ENDED MAY 2, 1999 ARE AMENDED IN THEIR ENTIRETY TO READ AS FOLLOWS:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Information relating to the Company's executive officers required by this item appears in "Item -- Executive Officers and Key Personnel" of the 10-K filed August 2, 1999.

DIRECTORS

        Set forth below are the names of, and certain information as of August 20, 1999 about the current directors of the Company.

  NAME                            AGE       PRINCIPAL OCCUPATION
  ----                            ---       --------------------
  Hideyuki Tanigami..........      49    President and Chief Executive Officer
                                            of Marubun USA Corporation

  Radu M. Vanco..............      49    President, Chief Executive Officer and
                                            Director of Catalyst Semiconductor,
                                            Inc.

  Lionel M. Allan............      56    President and Chief Executive Officer
                                            of Allan Advisors, Inc.

  Patrick Verderico..........      54    President and Chief Executive Officer
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

        Mr. Allan has served as a director of the Company since August 1995. Mr. Allan is President and Chief Executive Officer of Allan Advisors, Inc., a legal consulting firm that he founded in 1992. Mr. Allan is also a director and past Chairman of the Board of KTEH Public Television Channel 54, in San Jose, California, a director of Accom, Inc., a digital video systems company.

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

        Information relating to the Company's executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of this report on Form 10-K for fiscal 1999 as previously filed.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the Company believes that during the fiscal year ended April 30, 1999, all such reports were timely filed except for late filings of a Form 3 by each of Messrs. Cremer, Georgescu, Khoury, and Voicu and late filings of a Form 4 by each of Messrs. Cremer, Khoury and Voicu. Again based solely on its review of copies of such forms received by it, the Company believes that all filing requirements applicable to its officers, directors and ten percent stockholders have been complied with.

ITEM 11. EXECUTIVE COMPENSATION

        The following table shows the compensation paid by the Company in fiscal 1999, 1998 and 1997 to (i) the Company's Chief Executive Officer and (ii) the four most highly compensated officers other than the Chief Executive Officer who served as executive officers at April 30, 1999 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                               Annual Compensation                Long Term Compensation
                                             ------------------------ -------------------------------------------------
                                                                                   Awards               Payouts
                                                                                 -----------   ------------------------
                                                                      Other
                                                                      Annual     Restricted    Securities                All Other
Name and Principal                Fiscal                              Compen-       Stock      Underlying      LTIP     Compensation
    Position                       Year      Salary ($)   Bonus ($)   Sation($)   Awards($)    Options(#)    Payouts($)    ($)(4)
-------------------------------  --------    ---------    ---------   ---------  -----------   ----------    ---------- ------------
Radu M. Vanco .................      1999    $ 265,000    $  60,000          --          --    1,413,166(1)         --     $  174
  President and Chief                1998    $ 225,000    $  69,391          --          --      313,166(2)         --     $  609
  Executive Officer                  1997    $ 231,879    $  95,441          --          --      227,500(3)         --     $  609

Marc H. Cremer ................      1999    $ 282,866           --          --          --      300,000(1)         --     $   58
  Vice President, Strategic          1998    $ 203,418           --          --          --       75,000(2)         --     $  288
  Business Development               1997    $  24,000    $  15,540          --          --       25,000            --         --

Bassam Khoury .................      1999    $ 140,000    $  30,000          --          --      294,746(1)         --     $   66
  Vice President of Marketing        1998    $ 140,732           --          --          --       41,430(3)         --     $  106
                                     1997    $ 147,574           --          --          --       25,000            --     $   87

Gelu Voicu ....................      1999    $ 134,769    $  30,000          --          --      303,000(1)         --     $  174
  Vice President of Product          1998    $ 126,523           --          --          --       83,000(2)         --     $  183
  Engineering and                    1997    $ 131,353           --          --          --       64,500(3)         --     $  174
  Manufacturing

 Thomas E. Gay III ............      1999    $ 106,375    $  25,000          --          --      260,000(1)         --     $  121
  Vice President, Finance and        1998           --           --          --          --           --            --         --
  Administration, and Chief          1997           --           --          --          --           --            --         --
  Financial Officer

----------
  (1) Options listed for fiscal 1999 long-term compensation awards include options granted as a result of repricings (and consequent cancellation of previously granted options) on September 22, 1998. See "Ten-Year Option Repricings." The repriced options retain the same vesting schedule as the options that were replaced but may be exercised for a period of ten years following the date of the repricing. Also includes options referenced in the second paragraph of note (2) below.

  (2) Options listed for fiscal 1998 long-term compensation awards reflect options granted as a result of repricings (and consequent cancellation of previously granted options) on January 15, 1998. See "Ten-Year Option Repricings." Options to purchase the following number of shares granted to the following persons in fiscal 1998 were issued as a result of the repricing on January 15, 1998 of previously granted options: Mr. Vanco - 313,166; Mr. Cremer - 75,000; Mr. Khoury - 74,746; Mr. Voicu - 83,000.
        Such repriced options have been reflected as grants in prior fiscal year long-term compensation awards to the extent applicable, however, the 75,000 shares granted to Mr. Cremer do not include 50,000 share previously granted in fiscal 1998 to Mr. Cremer, and the 83,000 shares granted to Mr. Voicu do not include 15,000 shares previously granted in fiscal 1998 to Mr. Voicu. The repriced options retain the same vesting schedule as the options that were replaced but may be exercised for a period of ten years following the date of the repricing.

        Does not include options granted to the following individuals in April 1998 which options were subject to stockholder approval of an increase in the number of shares available under the Company's stock option plan:
        Mr. Vanco - 100,000; Mr. Cremer - 25,000; Mr. Khoury - 20,000; Mr. Voicu
        - 20,000.

  (3) Options listed for fiscal 1997 long-term compensation awards reflect options granted as a result of repricings (and consequent cancellation of previously granted options) on December 3, 1996. See Option Repricing Table. Options to purchase the following number of shares granted to the following persons in fiscal 1997 were issued as a result of the repricing on December 3, 1996 of previously granted options: Mr. Vanco - 167,500; Mr. Khoury - 31,430; Mr. Voicu - 44,500. Such repriced options have been reflected as grants in prior fiscal year long-term compensation awards to the extent applicable. The repriced options retain the same vesting schedule as the options that were replaced but may be exercised for a period of ten years following the date of the repricing.

(4) The amount included under "All Other Compensation" represents the dollar value of term life insurance premiums paid by the Company for the benefit of such Named Officer.

EMPLOYEE BENEFIT PLANS

        Each current Named Officer is entitled to participate in the Option Plan. The Option Plan provides for the grant of options, stock purchase rights, SARs and long-term performance awards.

        The following table sets forth certain information with respect to stock options granted during fiscal 1999 to the Named Officers. No SARs were granted in fiscal 1999. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                          OPTION GRANTS IN FISCAL 1999

                                                                                      Potential Realizable Value at
                                                                                      Assumed Annual Rates of Stock
                                             Individual Grants                      Price Appreciation for Option Term
                             ------------------------------------------------     ----------------------------------------
                                                    Percent of
                                                      Total
                                Number of            Options
                               Securities           Granted to     Exercise
                               Underlying           Employees       or Base
                                Options             in Fiscal        Price        Expiration
         Name                 Granted (#)            Year (3)        ($/SH)          Date           5% ($)        10% ($)
-------------------------    -------------         ------------    ----------     -----------     ---------      ---------
Radu M. Vanco ...........         22,315(1)            N/A          $  0.1250       09/22/08      $   1,754      $   4,446
                                  10,185(1)            N/A          $  0.1250       09/22/08      $     801      $   2,029
                                  30,000(1)            N/A          $  0.1250       09/22/08      $   2,358      $   5,977
                                  35,666(1)            N/A          $  0.1250       09/22/08      $   2,804      $   7,105
                                  50,000(1)            N/A          $  0.1250       09/22/08      $   3,931      $   9,961

                                  50,000(1)            N/A          $  0.1250       09/22/08      $   3,931      $   9,961
                                  55,000(1)            N/A          $  0.1250       09/22/08      $   4,324      $  10,957
                                  60,000(1)            N/A          $  0.1250       09/22/08      $   4,717      $  11,953
                                 100,000(2)(1)         N/A          $  0.1250       09/22/08      $   7,861      $  19,922
                               1,000,000              21.6%         $  0.1250       12/08/08      $  78,612      $ 199,218

Marc H. Cremer ..........         25,000(1)            N/A          $  0.1250       09/22/08      $   1,965      $   4,980
                                  25,000(1)            N/A          $  0.1250       09/22/08      $   1,965      $   4,980
                                  50,000(1)            N/A          $  0.1250       09/22/08      $   3,931      $   9,961
                                  25,000(2)(1)         N/A          $  0.1250       09/22/08      $   1,965      $   4,980
                                 200,000               4.3%         $  0.1250       12/08/08      $  15,722      $  39,844

Bassam Khoury ...........         25,000(1)            N/A          $  0.1250       09/22/08      $   1,965      $   4,980
                                  25,000(1)            N/A          $  0.1250       09/22/08      $   1,965      $   4,980
                                   2,482(1)            N/A          $  0.1250       09/22/08      $     195      $     494
                                   3,834(1)            N/A          $  0.1250       09/22/08      $     301      $     764
                                   2,000(1)            N/A          $  0.1250       09/22/08      $     157      $     398
                                  11,430(1)            N/A          $  0.1250       09/22/08      $     899      $   2,277
                                  10,000(1)            N/A          $  0.1250       09/22/08      $     786      $   1,992
                                  10,000(1)            N/A          $  0.1250       09/22/08      $     786      $   1,992
                                  10,000(1)            N/A          $  0.1250       09/22/08      $     786      $   1,992
                                  20,000(2)(1)         N/A          $  0.1250       09/22/08      $   1,572      $   3,984
                                 200,000               4.3%         $  0.1250       12/08/08      $  15,722      $  39,844

Gelu Voicu ..............         15,000(1)            N/A          $  0.1250       09/22/08      $   1,179      $   2,988
                                   6,000(1)            N/A          $  0.1250       09/22/08      $     472      $   1,195
                                   7,500(1)            N/A          $  0.1250       09/22/08      $     590      $   1,494
                                  24,500(1)            N/A          $  0.1250       09/22/08      $   1,926      $   4,881
                                  10,000(1)            N/A          $  0.1250       09/22/08      $     786      $   1,992
                                  10,000(1)            N/A          $  0.1250       09/22/08      $     786      $   1,992
                                  10,000(1)            N/A          $  0.1250       09/22/08      $     786      $   1,992
                                  20,000(2)(1)         N/A          $  0.1250       09/22/08      $   1,572      $   3,984
                                 200,000               4.3%         $  0.1250       12/08/08      $  15,722      $  39,844

Thomas E. Gay III .......         60,000(1)            N/A          $  0.1250       09/22/08      $   4,717      $  11,953
                                 200,000               4.3%         $  0.1250       12/08/08      $  15,722      $  39,844

----------

  (1) Represents an option granted in September 1998 in replacement of a previously outstanding option with an exercise price above 0.1250 in connection with the repricing of such option.

  (2) Represents options granted by the Board of Directors in April 1998 which options were not previously reported due to the need at time of grant for shareholder approval of an increase in the number of shares available under the Company's stock option plan.

  (3) The "Percent of Total Options Granted to Employees in Fiscal Year" has been provided only as to options originally granted during fiscal 1999 and not as to repricings.


        The following table sets forth information with respect to options exercised in fiscal 1999 by the Named Officers and the value of unexercised options at April 30, 1999.

   AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

                                                                     Number of Securities
                                                                          Underlying                    Value of Unexercised
                                                                     Unexercised Options at           In-the-Money Options at
                                 Shares                                April 30, 1999 (#)              April 30, 1999 ($) (1)
                              Acquired on         Value         -------------------------------   -------------------------------
         Name                  Exercise(#)      Received($)      Exercisable     Unexercisable     Exercisable     Unexercisable
------------------------      ------------     -------------    -------------   ---------------   -------------   ---------------
Radu M. Vanco ..........                0                0          282,391        1,130,775        $  61,773        $ 247,357

Marc H. Cremer .........                0                0           52,081          272,917        $  11,393        $  59,701

Bassam Khoury ..........                0                0           57,600          237,143        $  12,600        $  51,876

Gelu Voicu .............                0                0           68,966          234,034        $  15,086        $  51,195

Thomas E Gay III .......                0                0           10,000          250,000        $   2,188        $  54,688

----------

  (1) Represents the market price at fiscal year end ($0.34375) less the exercise price. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of the Company's Common Stock as reported on the Over-The-Counter bulletin board market on April 30, 1999.

DIRECTOR COMPENSATION

In addition to options granted pursuant to the Company's stock option plans, non-employee directors receive quarterly fees in an amount equal to $3,600 for each quarter in which such director attends a Board meeting. See "Certain Relationships and Related Transactions" for other payments and arrangements with directors.

REPORT ON COMPENSATION OF EXECUTIVE OFFICERS

        The following is a report of the Compensation Committee of the Board of Directors of the Company (the "Committee") describing the compensation philosophy and parameters applicable to the Company's executive officers with respect to the compensation paid to such officers during fiscal 1999. The actual compensation paid to the Named Officers during fiscal 1999 is shown in the "Summary Compensation Table."

        The Committee is responsible for reviewing and approving the Company's compensation policies and the actual compensation paid to the Company's executive officers. At the end of fiscal 1999, the Committee was comprised of two (2) of the non-employee directors, Hideyuki Tanigami and Patrick Verderico.

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

        During fiscal 1999, Messrs. Gay, Khoury, Vanco and Voicu received bonuses. No other executive officer received a bonus during fiscal 1999. See "Certain Relationships and Related Transactions."

        Stock Options. The Committee believes that stock options provide additional incentives to officers to work toward maximizing stockholder value. The Committee views stock options as one of the more important components of the Company's long-term, performance-based compensation philosophy. These options are provided through initial grants at or near the date of hire and through subsequent periodic grants based upon performance and promotions, as well as additional grants to provide continuing motivation as earlier grants vest in full. Options granted by the Company to its executive officers and other employees have exercise prices equal to fair market value at the time of grant and, generally, vest over a four-year period. In addition, on September 22, 1998 the Company repriced its outstanding option to the then current fair market value of the Company's Common Stock.

        Severance Arrangements. See Item 13 for a description of severance arrangements for certain executive officers.

        Compensation for the Chief Executive Officer. Mr. Vanco's base salary was established at a level which the Committee determined to be similar to the amounts paid by comparably sized companies. Effective December 1, 1998, Mr. Vanco's base annual salary was increased to $325,000.

        The Committee considers equity based compensation, in the form of stock options, to be an important component of a Chief Executive Officer's compensation. These grants are intended to motivate leadership for long-term Company growth and profitability. During fiscal 1999, Mr. Vanco was granted options to purchase 1,000,000 shares of the Company's Common Stock at the exercise price of $0.125. In addition, options to purchase 100,000 shares of stock previously granted by the Board in fiscal 1998 were approved by the stockholders in fiscal year 1999.

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

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Hideyuki Tanigami
Patrick Verderico

REPORT ON REPRICING OF OPTIONS

        On September 22, 1998, the Board of Directors of the Company unanimously approved resolutions authorizing the repricing of certain outstanding stock options held by all then employees, including officers, and certain consultants of the Company on the terms described below. The overall purpose of the Company's stock option plan had been to attract and retain the services of the Company's employees and to provide incentives to such persons to exert exceptional efforts for the Company's success. The Committee concluded that the decline in the market value of the Company's Common Stock had diminished the value of the Company's stock option program as an element of the Company's compensation arrangements. Accordingly, the Board approved the repricing program described below.

        All outstanding and unexercised options granted prior to September 22, 1998 with an exercise price above $0.125 per share, the closing price on September 22, 1998, held by employees of the Company, including officers, and certain consultants were repriced to the new price of $0.125. The expiration date of the new repriced options is September 22, 2008.

THE BOARD OF DIRECTORS

Lionel M. Allan
Hideyuki Tanigami
Radu M. Vanco
Patrick Verderico

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors. During fiscal 1999, Messrs. Tanigami and Verderico served as the members of the Compensation Committee of the Board of Directors. Mr. Tanigami, Chairman of the Board of Directors was employed by the Company in various capacities from October 1985 to April 1994 including the most recent position as Vice President of Corporate Development. Mr. Vanco participated in the Board's final approval of executive compensation matters.

                           TEN-YEAR OPTION REPRICINGS

        The Named Officers of the Company received repriced stock options on May 14, 1994, December 3, 1996, January 15, 1998 and September 22, 1998 as follows:

                                                                                                                       Length of
                                                                                                                       Original
                                                              Number of        Market                                 Option Term
                                                              Securities        Price       Exercise                   Remaining
                                                              Underlying      of Stock       Price at       New        at Date of
                                                                Option       at Time of      Time of      Exercise     Repricing
        Name and Position                     Date            Repriced(#)  Repricing($)   Repricing($)   Price ($)     (Months)
----------------------------------      ------------------   ------------- -------------- -------------  ----------- -------------
Radu M. Vanco ....................      September 22, 1998       100,000      $ 0.1250      $ 0.6875      $ 0.1250           116
  President and Chief                   September 22, 1998        22,315      $ 0.1250      $ 1.0625      $ 0.1250           112
  Executive Officer                     September 22, 1998        10,185      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        30,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        35,666      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        50,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        50,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        55,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        60,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                         January 15, 1998         22,315      $ 1.0625      $ 1.9375      $ 1.0625            76
                                         January 15, 1998         10,185      $ 1.0625      $ 1.9375      $ 1.0625            76
                                         January 15, 1998         30,000      $ 1.0625      $ 1.9375      $ 1.0625            76
                                         January 15, 1998         35,666      $ 1.0625      $ 1.9370      $ 1.0625            76
                                         January 15, 1998         50,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         50,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         55,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         60,000      $ 1.0625      $ 1.5625      $ 1.0625           111
                                         December 3, 1996         50,000      $ 2.6875      $ 5.2500      $ 2.6875           104
                                         December 3, 1996         62,500      $ 2.6875      $ 7.2500      $ 2.6875           107
                                         December 3, 1996         55,000      $ 2.6875      $ 6.0000      $ 2.6875           111
                                           May 14, 1994           52,221      $ 1.9375      $ 6.3000      $ 1.9375           116
                                           May 14, 1994           19,445      $ 1.9375      $ 5.7500      $ 1.9375           116
                                           May 14, 1994           50,000      $ 1.9375      $ 5.7500      $ 1.9375           117

Marc H. Cremer ...................      September 22, 1998        25,000      $ 0.1250      $ 0.6875      $ 0.1250           116
  Vice President of Strategic           September 22, 1998        25,000      $ 0.1250      $ 1.0625      $ 0.1250           112
  Business                              September 22, 1998        25,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        50,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                         January 15, 1998         25,000      $ 1.0625      $ 2.3125      $ 1.0625           110
                                         January 15, 1998         50,000      $ 1.0625      $ 1.6250      $ 1.0625           113

Bassam Khoury ....................      September 22, 1998        20,000      $ 0.1250      $ 0.6875      $ 0.1250           116
  Vice President of Marketing           September 22, 1998         2,482      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998         3,834      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998         2,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        11,430      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        10,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        10,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        10,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        25,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                         January 15, 1998          2,482      $ 1.0625      $ 1.9375      $ 1.0625            76
                                         January 15, 1998          3,834      $ 1.0625      $ 1.9375      $ 1.0625            76
                                         January 15, 1998          2,000      $ 1.0625      $ 1.9375      $ 1.0625            76
                                         January 15, 1998         11,430      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         10,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         10,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         10,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         25,000      $ 1.0625      $ 1.6250      $ 1.0625           115
                                         December 3, 1996         11,430      $ 2.6875      $ 4.1250      $ 2.6875           114
                                         December 3, 1996         10,000      $ 2.6875      $ 7.2500      $ 2.6875           107
                                         December 3, 1996         10,000      $ 2.6875      $ 5.0000      $ 2.6875           112
                                           May 14, 1994           10,000      $ 1.9375      $ 5.7500      $ 1.9375           103
                                           May 14, 1994           11,110      $ 1.9375      $ 5.7500      $ 1.9375           116

Gelu Voicu .......................      September 22, 1998        20,000      $ 0.1250      $ 0.6875      $ 0.1250           116
  Vice President of Product             September 22, 1998        15,000      $ 0.1250      $ 1.0625      $ 0.1250           112
  Engineering and                       September 22, 1998         6,000      $ 0.1250      $ 1.0625      $ 0.1250           112
  Manufacturing                         September 22, 1998         7,500      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        24,500      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        10,000      $ 0.1250      $ 1.0625      $ 0.1250           112

                                        September 22, 1998        10,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                        September 22, 1998        10,000      $ 0.1250      $ 1.0625      $ 0.1250           112
                                         January 15, 1998         15,000      $ 1.0625      $2.28125      $ 1.0625           117
                                         January 15, 1998          6,000      $ 1.0625      $ 1.9375      $ 1.0625            76
                                         January 15, 1998          7,500      $ 1.0625      $ 1.9370      $ 1.0625            76
                                         January 15, 1998         24,500      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         10,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         10,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         January 15, 1998         10,000      $ 1.0625      $ 2.6875      $ 1.0625           107
                                         December 3, 1996         24,500      $ 2.6875      $ 5.2500      $ 2.6875           104
                                         December 3, 1996         10,000      $ 2.6875      $ 7.2500      $ 2.6875           107
                                         December 3, 1996         10,000      $ 2.6875      $ 5.0000      $ 2.6875           112
                                           May 14, 1994            8,000      $ 1.9375      $ 5.7500      $ 1.9375           115

Thomas E. Gay III ................      September 22, 1998        60,000      $ 0.1250      $ 0.6250      $ 0.1250           117
  Vice President, Finance and
  Administration, and Chief
  Financial Officer


PERFORMANCE GRAPH

        The following line graph compares the annual percentage change in the cumulative total stockholder return for the Company's Common Stock with the S&P 500 Index and the S&P Electronics (Semi/Components) Index for the period commencing March 31, 1994 and ending on April 30, 1999. The graph assumes that $100 was invested on March 31, 1994, and that all dividends are reinvested. Historic stock price performance should not necessarily be considered indicative of future stock price performance.


                COMPARISON OF 61 MONTH CUMULATIVE TOTAL RETURN*
             AMONG CATALYST SEMICONDUCTOR, INC., THE S & P 500 INDEX
                AND THE S & P ELECTRONICS (SEMICONDUCTORS) INDEX



                              [PERFORMANCE GRAPH]



                                                                Cumulative Total Return
                                        ------------------------------------------------------------------------
                                        3/31/94      3/31/95      4/30/96      4/30/97      4/30/98      4/30/99
                                        -------      -------      -------      -------      -------      -------
Catalyst Semiconductor, Inc.            $100.00      $ 91.00      $123.00      $ 31.00      $ 15.00      $  6.00
S & P 500                               $100.00      $116.00      $155.00      $194.00      $273.00      $333.00
S & P Electronics (Semiconductors)      $100.00      $120.00      $155.00      $306.00      $324.00      $474.00

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of August 20, 1999 by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each Named Officer and (iv) all current directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                                               SHARES BENEFICIALLY OWNED
                                                               -------------------------
                                                                 NUMBER        PERCENT
        NAME AND ADDRESS OF BENEFICIAL OWNER                    OF SHARES      OF TOTAL
        ------------------------------------                    ---------      ---------
        Elex N.V .........................................      5,500,000        34.5%
          Transportstraat 1
          B 3980
          Tessenderlo, Belgium

        C. Michael Powell (1) ............................        576,083         3.6%

        Radu M. Vanco (1) ................................        311,662         2.0%

        Lionel M. Allan (1) ..............................        102,498           *

        Hideyuki Tanigami (1) ............................         93,750           *

        Patrick Verderico (1) ............................         27,500           *

        Bassam Khoury (1) ................................         79,600           *

        Gelu Voicu (1) ...................................         92,356           *

        Marc H. Cremer  (1) ..............................         80,705           *

        Thomas E. Gay III ................................         26,666           *

        Irv Kovalik ......................................              0           *

        William Felton-Priestner .........................         20,049           *

        Frank Reynolds ...................................              0           *

        All current directors and executive officers
          as a group (10 persons) (2) ....................      1,410,288         8.8%


    * Percentage of shares beneficially owned is less than one percent of total.

   (1) Includes shares issuable upon exercise of stock options as of August 20, 1999 or within 60 days thereafter as follows:

            C. Michael Powell ...............      549,000 shares at $1.0625

            Radu M. Vanco ...................      311,662 shares at $0.1250

            Lionel M Allan ..................       20,000 shares at $5.1250
                                                     7,500 shares at $5.0000
                                                     5,000 shares at $1.6875
                                                     2,500 shares at $0.90625
                                                    67,498 shares at $1.1250

            Hideyuki Tanigami ...............        5,000 shares at $1.6875
                                                    20,000 shares at $6.0000
                                                     2,500 shares at $0.90625
                                                    66,250 shares at $1.1250

            Patrick Verderico ...............       20,000 shares at $5.0000
                                                     5,000 shares at $1.6875
                                                     2,500 shares at $0.90625

            Bassam Khoury ...................       67,452 shares at $0.1250

            Marc H. Cremer ..................       67,705 shares at $0.1250

            Gelu Voicu ......................       78,310 shares at $0.1250

            Thomas E. Gay III ...............       26,666 shares at $0.1250

            William Felton-Priestner ........       20,049 shares at $0.1250

   (2) Includes 1,344,011 shares issuable upon exercise of stock options as of August 20, 1999 or within 60 days thereafter, held by Messrs. Powell, Vanco, Allan, Tanigami, Verderico, Khoury, Cremer, Voicu, Gay and Felton-Priestner as described in Note 1 above.

   (3)  Mr. Powell resigned as a director effective September 11, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

        The Company entered into agreements with Messrs. Vanco, Cremer, Voicu, Khoury and Gay in August 1995, April 1998, April 1998, April 1998 and June 1998, respectively, which entitle such officers to certain severance payments in the event of a termination as a result of a merger, sale or change in ownership of the Company (a "Change of Control") and certain other benefits upon any involuntary termination by the Company without cause (an "Involuntary Termination"). Pursuant to the terms and conditions of said agreements, such individuals will receive the following benefits: (a) Mr. Vanco - for termination as a result of a Change of Control he shall receive severance payments equal to 2, 1-1/2 and 1 times his salary if terminated within one, two or three or more years, respectively, following his agreement; for an Involuntary Termination he shall receive a severance payment equal to his annual salary; upon a Change of Control or his death or Involuntary Termination, all stock options shall be immediately vested and be exercisable for a period of three years following any such death or Involuntary Termination. (b) each of Messrs. Cremer, Gay, Khoury and Voicu - for termination as a result of a Change of Control he shall receive a severance payment equal to one-half his salary; for an Involuntary Termination he shall receive a severance payment equal to one-quarter of his annual salary; upon a Change of Control or his death or Involuntary Termination, all stock options shall be immediately vested and be exercisable for a period of one year following any such death or Involuntary Termination. For the purposes of determining the severance payments described above, salary is defined as the annual salary payable to an officer for the fiscal year in which such officer's termination occurs plus any guaranteed bonus.

        Mr. Allan serves as a consultant to the Company and during fiscal 1999 received consulting fees of $5,000 per month plus a fixed allowance for reimbursement of office expenses of $1,000 per month from May 1998 through December 1999. In January 1999, the monthly consulting fee was increased to $8,333 per month. Mr. Tanigami serves in a similar capacity and received fees of $5,000 per month plus a fixed allowance for reimbursement of office expenses of $1,000 per month throughout fiscal 1999.

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

ITEM 14(a)(3) TO REGISTRANT'S FORM 10-K FOR THE YEAR ENDED APRIL 30, 1999 IS AMENDED TO ADD THE FOLLOWING EXHIBITS:

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)(3)   EXHIBITS.

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

10.9    (1)*    1993 Director Stock Option Plan.

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

10.55   (6)*    Severance Agreement dated April 28, 1998 between Gelu Voicu and
                Registrant.

10.57   (6)*    Severance Agreement dated April 28, 1998 between Marc H. Cremer and Registrant.

10.58   (6)*    Severance Agreement dated April 28, 1998 between Bassam Khoury and Registrant.

10.59   (6)*    Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.

10.61   (6)     Common Stock Purchase Agreement dated as of May 26, 1998 between
                Registrant and Elex N. V. ("Elex") with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.

10.62   (6)     Letter Agreement dated August 6, 1998 between Coast and
                Registrant concerning default and forbearance under the
                Company's bank agreements.

10.63   (7)*    Agreement dated August 14, 1995 between Registrant and Lionel M.
                Allan.

10.64   (8)     Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of September 14, 1998 between Registrant and Elex, N.V.

10.65   (8)     Letter Agreement dated September 21, 1998 between Coast Business
                Credit and Registrant concerning forbearance under the Company's
                Bank Agreement.

10.67   (12)*   Modification dated January 1, 1999 of Consulting Agreement dated
                August 14, 1995 between the Company and Allan Advisors, Inc.

10.68   (13)    Amendment No. One to Loan and Security Agreement dated as of
                April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.

10.69   (11)    1998 Special Equity Incentive Plan

10.70   (14)    Employment Agreement dated August 18,1998 between Radu Vanco and
                Registrant

10.71   (14)   Severance Agreement dated May 11, 1999 between Irv Kovalik and
               Registrant.

21.1    (1)    List of Subsidiaries of Registrant.

23.1    (14)   Consent of Independent Accountants.

24.1    (14)   Power of Attorney.

27.1    (14)   Financial Data Schedule.


----------

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

(14) Incorporated by reference to Registrant's Form 10-K filed for the year ended May 2, 1999.


+ Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

* Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

'
                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on August 27, 1999.

                                        CATALYST SEMICONDUCTOR, INC.


                                        By:  /s/ Radu M. Vanco
                                           -------------------------------------
                                              Radu M. Vanco
                                              President, Chief Executive Officer
                                              and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


Date:   August 30, 1999               By:           *
     ---------------------               -----------------------------------------------
                                         Radu M. Vanco
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)

Date:   August 30, 1999               By:           *
     ---------------------               -----------------------------------------------
                                         Thomas E. Gay III
                                         Vice President of Finance and Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

Date:   August 30, 1999               By:           *
     ---------------------               -----------------------------------------------
                                         Lionel M. Allan
                                         Director

Date:   August 30, 1999               By: /s/ Hideyuki Tanigami
     ---------------------               -----------------------------------------------
                                         Hideyuki Tanigami
                                         Director

Date:   August 30, 1999               By:           *
     ---------------------               -----------------------------------------------
                                         Patrick Verderico
                                         Director


      *    /s/   Radu M. Vanco
-----------------------------------------
             By: Radu M. Vanco
                 Attorney-in Fact