Form 10-Q
period 1999-07-31
CATALYST SEMICONDUCTOR INC
filed 1999-09-15
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 1, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _________ from to _________.


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of September 10, 1999 was 14,049,300

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets
        at July 31, 1999 and April 30, 1999...............................     Page 3

        Unaudited Condensed Consolidated Statements of Operations
        for the three month periods ended July 31, 1999 and 1998..........     Page 4

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the three month periods ended July 31, 1999 and 1998..........     Page 5

        Notes to Unaudited Condensed Consolidated Financial Statements....  Pages 6-8

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition................................ Pages 9-17


                           PART II - OTHER INFORMATION

Item 5. Other Information.................................................    Page 18

Item 6. Exhibits and Reports on Form 8-K..................................    Page 18

Signatures................................................................    Page 19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                          July 31,       April 30,
                                                                            1999           1999
                                                                          --------       --------
     ASSETS

Current assets:
     Cash ............................................................    $  1,408       $  1,852
     Accounts receivable, net ........................................       5,616          5,119
     Inventories .....................................................       1,959          1,914
     Other assets ....................................................         670            742
                                                                          --------       --------
         Total current assets ........................................       9,653          9,627
     Property and equipment, net .....................................       1,940          1,939
                                                                          --------       --------
                                                                          $ 11,593       $ 11,566
                                                                          ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Line of credit ..................................................    $  2,788       $  2,942
     Accounts payable ................................................       4,768          5,770
     Accounts payable - related party ................................         240            275
     Accrued expenses ................................................       1,960          1,508
     Deferred gross profit on shipments to distributors ..............       1,311          1,061
     Current portion of long-term debt and capital lease obligations..         662          1,141
                                                                          --------       --------
         Total current liabilities ...................................      11,729         12,697
Long-term debt and capital lease obligations .........................         219             81
                                                                          --------       --------
         Total liabilities ...........................................      11,948         12,778

Total stockholders' equity (deficit) .................................        (355)        (1,212)
                                                                          --------       --------
                                                                          $ 11,593       $ 11,566
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

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                Three Months Ended
                                          ------------------------------
                                          July 31, 1999    July 31, 1998
                                          -------------    -------------
Net revenues .........................      $  9,196         $  7,305

Cost of revenues .....................         5,376            5,065
                                            --------         --------
Gross profit .........................         3,820            2,240

Research and development .............           607              567
Selling, general and administrative...         2,212            2,096
                                            --------         --------
Income (loss) from operations ........         1,001             (423)

Interest income (expense), net .......          (148)            (222)
                                            --------         --------
Net income (loss) ....................      $    853         $   (645)
                                            ========         ========

Net income (loss) per share:
     Basic ...........................      $   0.06         $  (0.06)
                                            ========         ========
     Diluted .........................      $   0.05         $  (0.06)
                                            ========         ========

Weighted average common shares:
     Basic ...........................        13,969            9,942
                                            ========         ========
     Diluted .........................        17,859            9,942
                                            ========         ========

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Three Months Ended
                                                            ------------------------------
                                                            July 31, 1999    July 31, 1998
                                                            -------------    -------------
Cash flows from operating activities:
     Net income (loss) ..................................      $   853         $  (645)
     Adjustments to reconcile net income (loss) to net
     Cash provided by operating activities:
         Depreciation and amortization ..................          265             348
         Changes in working capital:
              Accounts receivable .......................         (497)            796
              Inventories ...............................          (45)            478
              Other assets ..............................           72            (220)
              Accounts payable ..........................       (1,037)            611
              Accrued expenses ..........................          452            (467)
              Deferred gross profit on shipments to
                 distributors ...........................          250             172
                                                               -------         -------
Net cash provided by operating activities ...............          313           1,073
                                                               -------         -------

Cash flows from investing activities:
     Cash used for the acquisition of equipment .........         (266)            (15)
                                                               -------         -------
            Cash used in investing activities ...........         (266)            (15)
                                                               -------         -------

Cash flows from financing activities:
     Sale of common stock ...............................            4           1,499
     Net payments on line of credit .....................         (154)         (1,033)
     Payment of long-term debt and capital
       lease obligations ................................         (341)            (61)
                                                               -------         -------
         Cash provided by (used in) financing
             activities .................................         (491)            405
                                                               -------         -------

Net increase (decrease) in cash and cash equivalents ....         (444)          1,463
Cash at beginning of the period .........................        1,852             534
                                                               -------         -------

Cash at end of the period ...............................      $ 1,408         $ 1,997
                                                               =======         =======



Supplemental cash flow disclosures:
            Interest paid (net) .........................      $   148         $   222
                                                               =======         =======

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1999 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999. The results of operations for the three month period ended July 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and much of fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could continue to experience a downward trend in product pricing which could further adversely affect the Company's operating results.

     The Company's operating results in past years have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of 1998, resulted in the cancellation of some customer sales orders. In fiscal 1999, the Company received gross proceeds of $2.5 million from the sale of 5,500,000 shares of its Common Stock in two private placements to the same investor, Elex, NV. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000, and is currently considering other sources of liquidity.

     As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1999 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     A reconciliation of the numerators and denominators of the basic diluted income per share is presented below:

                                                      Three Months Ended
                                                ------------------------------
                                                July 31, 1999    July 31, 1998
                                                -------------    -------------

Net income (loss) ............................      $   853         $  (645)
                                                    =======         =======
Shares calculation:
     Weighted avg shares outstanding-basic ..        13,969           9,942

Effect of dilutive securities:
     Stock options ...........................        3,890              --
                                                    -------         -------

Weighted average shares outstanding-diluted ..       17,859           9,942
                                                    =======         =======

Net income (loss) per share:
     Basic ...................................      $  0.06         $ (0.06)
                                                    =======         =======
     Diluted .................................      $  0.05         $ (0.06)
                                                    =======         =======

     Options to purchase 981,000 shares of common stock at prices ranging from $0.91 to $6.30 per share outstanding during the quarter ended July 31, 1999 and options to purchase 2,466,000 shares of common stock at prices from $0.63 to $6.30 per share outstanding during the quarter ended July 31, 1998 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              July 31,       April 30,
                                                                1999           1999
                                                              --------       --------
Accounts receivable:
         Accounts receivable ...........................      $  5,902       $  5,405
         Less:  Allowance for doubtful accounts ........          (286)          (286)
                                                              --------       --------
                                                              $  5,616       $  5,119
                                                              ========       ========

Inventories:
         Work-in-process ...............................      $    831       $  1,507
         Finished goods ................................         1,128            407
                                                              --------       --------
                                                              $  1,959       $  1,914
                                                              ========       ========

Property and equipment:
         Engineering and test equipment ................      $  7,457       $  7,193
         Computer hardware and software ................         3,487          3,485
         Furniture and office equipment ................         1,281          1,281
                                                              --------       --------
                                                                12,225         11,959

         Less: accumulated depreciation and amortization       (10,285)       (10,020)
                                                              --------       --------
                                                              $  1,940       $  1,939
                                                              ========       ========


NOTE 4 - DEBT:

     Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime plus 4.5% (12.5% at July 31, 1999).

     On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. The loan was classified under the current portion of long-term debt at April 30, 1999. In May 1999, the note was paid in full and a new note for $0.7 million was issued bearing interest at 12.25% interest and requiring monthly payments of $75,000. As of July 31, 1999, the balance remaining under the loan was $0.5 million.

NOTE 5 - SALE OF COMMON STOCK:

     In May and September 1998, a private investor purchased 1,500,000 and 4,000,000 shares of the Company's common stock in private placements for $1.00 and $0.25 per share, respectively. Both offers and sales of the securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. In connection with such issuance, the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company Stock or taking actions to control the Company. The Company also has repurchase rights with respect to the shares sold over the twelve months from the date of issuance. In addition, until September 13, 1999, the Company has the right to require the shareholder to purchase up to 4,000,000 additional shares of common stock at a purchase price of $0.25 per share.

NOTE 6 - 1998 SPECIAL EQUITY INCENTIVE PLAN

     In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan ("Special Option Plan") for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During 1999, options totaling 3.3 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $609,000 of compensation expense will be recognized over the four year vesting period of the options, $90,000 of which was recognized during the three-month period ended July 31, 1999.

NOTE 8 - RELATED PARTY TRANSACTIONS

     During the three month period ended July 31, 1999, the Company recorded $98,000 of engineering expenses that were from a related party. As of July 31, 1999, the Company owes this related party $240,000.

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

     The Company's recent operating results have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received gross proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement and in September 1998, received gross proceeds of $1.0 million from the sale of 4,000,000 additional shares of its Common Stock to the same investor in a private placement. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000, and is currently pursuing these sources of liquidity.

     As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1999 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

     Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues increased 26% to $9.2 million for the quarter ended July 31, 1999 from $7.3 million for the quarter ended July 31, 1998. The increase was primarily attributable to an increase in sales of the Company's EEPROM products. Total revenues of $9.2 million for the quarter ended July 31, 1999 increased by 14% from $8.1 million for the quarter ended April 30, 1999. The increase is primarily attributable to an increase in units shipped that exceeded the effects of average sales price erosion experienced during the quarter. The Company is reliant upon receiving and fulfilling a significant quantity of orders within the same quarter to meet or exceed its current revenue levels. A continuation of weak demand, capital deficiencies and price erosion for the Company's products could lead to continued poor operating results. For the three months ended July 31, 1999, approximately 56% of the Company's revenues were derived from shipments to international customers compared with 41% of net product sales in fiscal 1999. The increase in international revenues is attributable to an improvement in the Company's ability to compete effectively at the low prices prevalent in certain markets in the Far East and increased shipments to the Company's distributors in Japan. All sales of the Company's products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit. Gross profit for the quarter ended July 31, 1999 was $3.8 million, or 41% of revenues, compared to a gross profit of $2.2 million, or 30% of revenues, for the quarter ended July 31, 1998. The increase in gross profit percentage is primarily due to decreased per unit wafer, assembly and testing costs and the Company reducing the level of sales of products with lower gross margins. In the quarter ended July 31, 1999, the Company received the benefit of approximately $0.5 million credit from the sale of inventory which was previously reserved. In the first quarter of fiscal 1999, renegotiation of amounts due under a licensing agreement resulted in a $0.5 million reduction in cost of sales. It is the policy of the Company to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balance sheet date, generally within the ensuing six months. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and the majority are paid within 45 days, minimizing the effects of currency fluctuations.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses remained at $0.6 million, which represented 7% of revenues for the quarter ended July 31, 1999 in comparison to 8% of revenues for the quarter ended July 31, 1998.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses increased by 5% to $2.2 million, or 24% of revenues, for the quarter ended July 31, 1999, from $2.1 million, or 29% of revenues, for the quarter ended July 31, 1998. The increase is primarily attributable to increased expenses for sales and administrative personnel.

     Net Interest Income/expense. Net interest expense decreased by 33% to $148,000 for the quarter ended July 31, 1999 from $222,000 for the quarter ended July 31, 1998. The decrease is primarily related to the decreased average outstanding borrowings.

     Income Tax Provision. As a result of the Company's losses in previous fiscal years, the provision for income taxes remained at zero for the quarter ended July 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased $0.4 million to $1.4 million as of July 31, 1999 from $1.9 million as of April 30, 1999. The decrease was primarily attributable to reductions in the Company's vendor obligations.

     Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime plus 4.5% (12.5% at July 31, 1999). As of July 31, 1999, the Company had approximately $2.8 million of secured loans owed to its bank. As of July 31, 1999, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $1.7 million additional cash and had cash on hand of $1.4 million. The Company is also indebted to other creditors in the amount of approximately $5.0 million. This amount is comprised of approximately $4.5 million for wafers and inventory processing and approximately $0.5 million for other goods and services. Additionally, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements and the Company has obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the existing condition of default through April 2000.

     On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on

May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. In May 1999, the note was paid in full and a new note for $0.7 million was issued bearing interest at a rate of 12.25% and requiring monthly payments of $75,000.

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

YEAR 2000 COMPLIANCE

     The Company uses a number of computer software programs and operating systems and intelligent hardware devices in its internal operations, including information technology ("IT") and non-IT systems used in the design, manufacture and marketing of Company products. These items are considered to be year 2000 "objects" and to the extent that these objects are unable to correctly recognize and process date dependent information beyond the year 1999, some level of modification or replacement is necessary. Most computer programs were designed to perform data computations on the last two digits of the numerical value of a year. When a computation referencing the year 2000 is performed, these systems may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. Computations referencing the year 2000 might be invoked at any time, but are likely to begin occurring in the year 1999.

     The Company is currently conducting a company-wide year 2000 readiness assessment and is undertaking changes to computer programs which the Company believes will not be year 2000 compliant. During fiscal years 1998, 1999 and during the first quarter of fiscal 2000, the Company spent approximately $5,000 in connection with its year 2000 activities, and expects future costs during the balance of fiscal 2000 to be less than $20,000.

     The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of determining the impact of the Company's operations as a result of the year 2000 readiness of these third parties. In the event year 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, the Company believes that the most reasonably likely worse case scenario is a temporary disruption in infrastructure service, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in fiscal year 2000. The Company is in the process of assessing year 2000 readiness of its major suppliers and vendors and is in the process of developing a contingency plan, which it expects to complete in September 1999, at which time the Company will be able to evaluate its most reasonable likely worst case year 2000 scenarios.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

     The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provides a "safe harbor" for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's stock price or cause the Company's actual results for the fiscal year ending April 30, 2000, for the fiscal quarter ending October 31, 1999, and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

     The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

     Defaults under Outstanding Loans; Risk of Bankruptcy. The Company had approximately $2.8 million of secured loans owing to its bank at July 31, 1999. As a result of the Company's financial condition and results of operations in 1998, the bank had determined that the Company was in default under various provisions of the loan agreement that would entitle the bank to terminate the loan agreement and declare the loans immediately due and payable. The Company was able to obtain letters of forbearance from the bank taking any action with respect to the existing defaults until March 1999. In that regard, the Company received $2.5 million in equity financing during fiscal 1999 and a twelve month right to obtain up to an additional $1.0 million of equity financing at a price of $0.25 per share. In March 1999, the bank credit line automatically renewed and in April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth, to allow the Company to be in compliance at April 30, 1999. As a result of the Company's limited cash resources, the Company may seek to obtain additional equity or other funding to increase the cash available for operations and other purposes. There can be no assurance that efforts to obtain additional funding will be successful or, if successful, on terms acceptable to the Company. The Company is also indebted to other creditors in the amount of approximately $5.0 million. Continued operation of the Company would also require lenders to forbear taking action or waiving defaults under such other debt. In addition, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company is in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements and the Company has obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the existing condition of default through April 2000.

     Expected Need for Additional Capital. The Company has incurred significant losses or experienced significant negative cash flow from operations for more than three years. Such negative cash flow has significantly reduced the Company's available capital. During fiscal 1999, the Company was successful in having its lenders agree to waive or forbear actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to be in conformance with the terms and conditions negotiated. If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders the Company cannot reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations. There can be no assurance that the Company will continue to generate sufficient revenue to fund its operations in the absence of additional funding sources. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as deferring payments to vendors and other suppliers, headcount reductions, deferrals of planned expenditures, other expense reductions and other measures. Although such activities help preserve cash and enable the Company to continue operations, the lack of available capital hinders the Company's ability to continue manufacturing, sales, product development and other ongoing operational activities necessary to generating revenues. Such activities can have a material, adverse affect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers further adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be further adversely affected.

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

     Dependence on a Sole Source Manufacturer. The Company does not manufacture the semiconductor wafers used for its products. Oki has supplied wafers to the Company since 1987 and is the Company's sole foundry source. The Company does not have a wafer supply agreement with Oki at this time and instead purchases wafers on a purchase order and acceptance basis. The Company's exclusive reliance on this independent foundry involves a number of risks including the risk of inadequate wafer supplies to meet the Company's production needs, the unavailability of or interruption in access to required or more cost effective process technologies, reduced control over delivery schedules, manufacturing yields and costs, and the risks associated with international operations more fully described below. In view of the recent increase in demand for semiconductor products, the Company has not been able to obtain sufficient quantities of wafers from Oki to fulfill some of the recent increased customer demand, a circumstance that is expected to continue in at least the near future. Although the Company has a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. To address the Company's wafer supply concerns, the Company is working on developing a secondary foundry capability with X-Fab at that foundry's facility in Lubbock, Texas. X-Fab is owned by Elex NV which is a 40% shareholder of the Company. The addition of X-Fab as a second foundry source could enable the Company to reduce the risks associated with the sourcing and quantity of its wafer supply and thereby improve control over an important component of its business; however, there can be no assurance that sufficient capacity will be available from X-Fab or another manufacturer. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for the Company could take many months, or longer, and be subject to the other factors described under "Semiconductor Manufacturing Risks" below. The loss of Oki as a supplier, the inability of the Company to obtain additional capacity at Oki or to qualify X-Fab or other wafer manufacturers for desired foundry capacity, or any other circumstances causing a significant interruption in the supply of semiconductor wafers to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

     Semiconductor Manufacturing Risks. The manufacture of semiconductor wafers is highly complex and sensitive to a wide variety of factors and, as is typical in the semiconductor industry, the Company's outside wafer foundry from time to time has experienced lower than anticipated production yields. The amount of time to develop an alternative foundry source can be lengthy and the expense considerable. Furthermore, the yield of satisfactory product is often substandard during the initial developmental stages when the process is being initiated. There can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. Moreover, delays in the Company's payments to wafer suppliers resulting from the Company's cash constraints could result in delays or reductions in wafer deliveries from the Company's supplier. Such delays and reductions can result in cancellations of customer orders thereby adversely affecting the Company's ability to generate future revenues. The loss of Oki as a supplier, the failure to develop X-Fab as a reliable foundry in an expeditious and cost-effective manner, any prolonged inability to obtain adequate yields or deliveries from Oki or X-Fab, or any other circumstance that would require the Company to seek and qualify alternative sources of supply of such products, could delay shipments, result in the loss of customers and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure wafer supplies from Oki on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. Although the Company is exploring and seeking to develop alternative wafer supply sources such as X-Fab, there can be no assurance that it will be able to obtain such alternative sources or that the Company will have adequate facilities available. Failure to have such supplies available would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     International Operations. For fiscal 1999 and 1998 international sales accounted for approximately 41% and 64%, respectively, of the Company's product sales. The decrease in international sales is attributable to the transition in Japan from Marubun who resigned in fiscal 1998 to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. Except for a few sales through the Company's subsidiary in Japan, Nippon Catalyst KK, all sales are invoiced and paid in dollars, reducing the Company's direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, and some payroll and incidental manufacturing supply purchases in Thailand, over 95% of the Company's purchases are in US dollars, minimizing any direct currency fluctuation risk. However, recent adverse developments in the economic environment in the Far East may have a material adverse effect on the Company's subcontractors. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

     Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. During fiscal years 1999 and 1998, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (0% and 21%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. The Company is working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may not completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

                          CATALYST SEMICONDUCTOR, INC.


                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On September 8, 1999, the Company's Board of Directors increased the number of authorized directors from four to five, comprised of two Class I Directors, one Class II Director and two Class III Directors. Mr. Roland Duchatelet, Chairman of Elex NV, was appointed as a Class III Director. Mr. Duchatelet's term will expire, along with that of the other Class III Director, on April 30, 2001, or at such time as his successor has been duly elected and qualified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended July 31, 1999.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date: September 15, 1999         By: /s/ Radu M. Vanco
      ------------------            --------------------------------------------
                                    Radu M. Vanco
                                    President and Chief Executive Officer



Date: September 15, 1999         By: /s/ Thomas E. Gay III
      ------------------            --------------------------------------------
                                    Thomas E. Gay III
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------
  27                     Financial Data Schedule