Form 10-K/A
period 1999-05-02
CATALYST SEMICONDUCTOR INC
filed 1999-09-28
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 2, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
     ___________ .

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

The number of shares of Registrant's Common Stock outstanding as of September 24, 1999 was 14,050,028.

                          CATALYST SEMICONDUCTOR, INC.


PART III

Item 11.   Executive Compensation....................................................... Page  3
Item 12.   Security Ownership of Certain Beneficial Owners and Management............... Page 10

Signatures.............................................................................. Page 12

                          CATALYST SEMICONDUCTOR, INC.

ITEM 11 OF PART III TO REGISTRANT'S FORM 10-K FOR THE YEAR ENDED MAY 2, 1999 IS AMENDED IN ITS ENTIRETY TO READ AS FOLLOWS:

ITEM 11.        EXECUTIVE COMPENSATION

        The following table shows the compensation paid by the Company in fiscal 1999, 1998 and 1997 to (i) the Company's Chief Executive Officer and (ii) the four most highly compensated officers other than the Chief Executive Officer who served as executive officers at April 30, 1999 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                Long Term Compensation
                                       ------------------------    ---------------------------------------------
                                                                            Awards                  Payouts
                                                                            ------          --------------------
                                                                  Other                                                   All
                                                                 Annual    Restricted    Securities                      Other
                                                                 Compen-     Stock       Underlying         LTIP        Compensa-
Name and Principal           Fiscal                              sation      Awards       Options          Payouts        tion
    Position                  Year     Salary ($)     Bonus ($)    ($)        ($)           (#)              ($)         ($) (4)
    --------                  ----     ----------     ---------    ---        ---           ---              ---         -------
Radu M. Vanco ...........     1999     $ 265,000     $  60,000     --          --       1,413,166(1)          --       $     174
  President and Chief         1998     $ 225,000     $  69,391     --          --         313,166(2)          --       $     609
  Executive Officer           1997     $ 231,879     $  95,441     --          --         227,500(3)          --       $     609

Marc H. Cremer ..........     1999     $ 282,866          --       --          --         300,000(1)          --       $      58
  Vice President,             1998     $ 203,418          --       --          --          75,000(2)          --       $     288
  Strategic Business          1997     $  24,000     $  15,540     --          --          25,000             --            --
  Development

Bassam Khoury ...........     1999     $ 140,000     $  30,000     --          --         294,746(1)          --       $      66
  Vice President of           1998     $ 140,732          --       --          --          41,430(3)          --       $     106
  Marketing                   1997     $ 147,574          --       --          --          25,000             --       $      87

Gelu Voicu ..............     1999     $ 134,769     $  30,000     --          --         303,000(1)          --       $     174
  Vice President of           1998     $ 126,523          --       --          --          83,000(2)          --       $     183
  Product Engineering and     1997     $ 131,353          --       --          --          64,500(3)          --       $     174
  Manufacturing

 Thomas E. Gay III ......     1999     $ 106,375     $  25,000     --          --         260,000(1)          --       $     121
  Vice President,             1998          --            --       --          --            --               --            --
  Finance and                 1997          --            --       --          --            --               --            --
  Administration,
  and Chief
  Financial Officer

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

                          OPTION GRANTS IN FISCAL 1999

                                                                   Potential Realizable Value at
                                                                   Assumed Annual Rates of Stock
                                  Individual Grants              Price Appreciation for Option Term
                                  -----------------              ----------------------------------
                                            Percent of
                                              Total
                              Number of      Options
                             Securities     Granted to  Exercise
                             Underlying      Employees   or Base
                               Options       in Fiscal   Price   Expiration
       Name                  Granted (#)     Year (3)    ($/SH)     Date       5% ($)     10% ($)
       ----                  -----------     --------    ------     ----       ------     -------
Radu M. Vanco.........        22,315(1)         N/A     $0.1250   09/22/08    $ 1,754   $  4,446
                              10,185(1)         N/A     $0.1250   09/22/08    $   801   $  2,029
                              30,000(1)         N/A     $0.1250   09/22/08    $ 2,358   $  5,977
                              35,666(1)         N/A     $0.1250   09/22/08    $ 2,804   $  7,105
                              50,000(1)         N/A     $0.1250   09/22/08    $ 3,931   $  9,961
                              50,000(1)         N/A     $0.1250   09/22/08    $ 3,931   $  9,961
                              55,000(1)         N/A     $0.1250   09/22/08    $ 4,324   $ 10,957
                              60,000(1)         N/A     $0.1250   09/22/08    $ 4,717   $ 11,953
                             100,000(2)(1)      N/A     $0.1250   09/22/08    $ 7,861   $ 19,922
                           1,000,000          21.6%     $0.1250   12/08/08    $78,612   $199,218

Marc H. Cremer........        25,000(1)         N/A     $0.1250   09/22/08    $ 1,965   $  4,980
                              25,000(1)         N/A     $0.1250   09/22/08    $ 1,965   $  4,980
                              50,000(1)         N/A     $0.1250   09/22/08    $ 3,931   $  9,961
                              25,000(2)(1)      N/A     $0.1250   09/22/08    $ 1,965   $  4,980
                             200,000           4.3%     $0.1250   12/08/08    $15,722   $ 39,844

Bassam Khoury.........        25,000(1)         N/A     $0.1250   09/22/08    $ 1,965   $  4,980
                              25,000(1)         N/A     $0.1250   09/22/08    $ 1,965   $  4,980
                               2,482(1)         N/A     $0.1250   09/22/08    $   195   $    494
                               3,834(1)         N/A     $0.1250   09/22/08    $   301   $    764
                               2,000(1)         N/A     $0.1250   09/22/08    $   157   $    398
                              11,430(1)         N/A     $0.1250   09/22/08    $   899   $  2,277
                              10,000(1)         N/A     $0.1250   09/22/08    $   786   $  1,992
                              10,000(1)         N/A     $0.1250   09/22/08    $   786   $  1,992
                              10,000(1)         N/A     $0.1250   09/22/08    $   786   $  1,992
                              20,000(2)(1)      N/A     $0.1250   09/22/08    $ 1,572   $  3,984
                             200,000           4.3%     $0.1250   12/08/08    $15,722   $ 39,844

Gelu Voicu............        15,000(1)         N/A     $0.1250   09/22/08    $ 1,179   $  2,988
                               6,000(1)         N/A     $0.1250   09/22/08    $   472   $  1,195
                               7,500(1)         N/A     $0.1250   09/22/08    $   590   $  1,494
                              24,500(1)         N/A     $0.1250   09/22/08    $ 1,926   $  4,881
                              10,000(1)         N/A     $0.1250   09/22/08    $   786   $  1,992
                              10,000(1)         N/A     $0.1250   09/22/08    $   786   $  1,992

                              10,000(1)         N/A     $0.1250   09/22/08    $   786    $ 1,992

                              20,000(2)(1)      N/A     $0.1250   09/22/08    $ 1,572    $ 3,984
                             200,000           4.3%     $0.1250   12/08/08    $15,722    $39,844

Thomas E. Gay III.....        60,000(4)        1.3%     $0.6250   05/29/08        N/A        N/A
                              60,000(5)         N/A     $0.1250   09/22/08    $ 4,717    $11,953
                             200,000           4.3%     $0.1250   12/08/08    $15,722    $39,844

--------------
(1) Represents an option granted in September 1998 in replacement of a previously outstanding option with an exercise price above 0.1250 in connection with the repricing of such option.

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

(4) The referenced options were originally granted in fiscal 1999 and were subsequently repriced in the same fiscal year on September 22, 1998. The grant constituting the repricing is reflected in the next entry in the table. See note 5 below and the "Ten-Year Option Repricings" below. The 5% and 10% "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" have not been included since such options were replaced by such repricing in the same fiscal year.

(5) This option constitutes the repricing of the option originally granted during fiscal 1999 as reported in the preceding entry in this table. See
        Note 4 above and "Ten-Year Option Repricings" below.

        The following table sets forth information with respect to options exercised in fiscal 1999 by the Named Officers and the value of unexercised options at April 30, 1999.

   AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

                                                          Number of Securities
                             Value                             Underlying                Value of Unexercised
                            Shares                       Unexercised Options at        In-the-Money Options at
                            Acquired                        April 30, 1999 (#)          April 30, 1999 ($) (1)
                          on Exercise      Received    ----------------------------    ---------------------------
    Name                      (#)             ($)      Exercisable    Unexercisable    Exercisable   Unexercisable
    ----                      ---             ---      -----------    -------------    -----------   -------------
Radu M. Vanco ..               0               0         282,391       1,130,775       $  61,773       $ 247,357

Marc H. Cremer .               0               0          52,081         272,917       $  11,393       $  59,701

Bassam Khoury ..               0               0          57,600         237,143       $  12,600       $  51,876

Gelu Voicu .....               0               0          68,966         234,034       $  15,086       $  51,195

Thomas E Gay III               0               0          10,000         250,000       $   2,188       $  54,688

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

                           TEN-YEAR OPTION REPRICINGS

        The Named Officers of the Company received repriced stock options on May 14, 1994, December 3, 1996, January 15, 1998 and September 22, 1998 as follows:

                                                                                                                      Length of
                                                                                                                       Original
                                                         Number of        Market                                     Option Term
                                                         Securities        Price         Exercise                     Remaining
                                                         Underlying      of Stock        Price at         New         at Date of
                                                           Option       at Time of       Time of        Exercise      Repricing
        Name and Position                 Date          Repriced (#)   Repricing ($)  Repricing ($)    Price ($)       (Months)
        -----------------                 ----          ------------   -------------  -------------    ---------       --------
Radu M. Vanco....................  September 22, 1998       100,000       $0.1250         $0.6875        $0.1250           116
   President and Chief             September 22, 1998        22,315       $0.1250         $1.0625        $0.1250           112
   Executive Officer               September 22, 1998        10,185       $0.1250         $1.0625        $0.1250           112
                                   September 22, 1998        30,000       $0.1250         $1.0625        $0.1250           112
                                   September 22, 1998        35,666       $0.1250         $1.0625        $0.1250           112
                                   September 22, 1998        50,000       $0.1250         $1.0625        $0.1250           112
                                   September 22, 1998        50,000       $0.1250         $1.0625        $0.1250           112
                                   September 22, 1998        55,000       $0.1250         $1.0625        $0.1250           112
                                   September 22, 1998        60,000       $0.1250         $1.0625        $0.1250           112

                                    January 15, 1998         22,315       $1.0625         $ 1.9375        $1.0625            76
                                    January 15, 1998         10,185       $1.0625         $ 1.9375        $1.0625            76
                                    January 15, 1998         30,000       $1.0625         $ 1.9375        $1.0625            76
                                    January 15, 1998         35,666       $1.0625         $ 1.9370        $1.0625            76
                                    January 15, 1998         50,000       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         50,000       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         55,000       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         60,000       $1.0625         $ 1.5625        $1.0625           111
                                    December 3, 1996         50,000       $2.6875         $ 5.2500        $2.6875           104
                                    December 3, 1996         62,500       $2.6875         $ 7.2500        $2.6875           107
                                    December 3, 1996         55,000       $2.6875         $ 6.0000        $2.6875           111
                                      May 14, 1994           52,221       $1.9375         $ 6.3000        $1.9375           116
                                      May 14, 1994           19,445       $1.9375         $ 5.7500        $1.9375           116
                                      May 14, 1994           50,000       $1.9375         $ 5.7500        $1.9375           117

Marc H. Cremer...................  September 22, 1998        25,000       $0.1250         $ 0.6875        $0.1250           116
   Vice President of Strategic     September 22, 1998        25,000       $0.1250         $ 1.0625        $0.1250           112
   Business                        September 22, 1998        25,000       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        50,000       $0.1250         $ 1.0625        $0.1250           112
                                    January 15, 1998         25,000       $1.0625         $ 2.3125        $1.0625           110
                                    January 15, 1998         50,000       $1.0625         $ 1.6250        $1.0625           113

Bassam Khoury....................  September 22, 1998        20,000       $0.1250         $ 0.6875        $0.1250           116
   Vice President of Marketing     September 22, 1998         2,482       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998         3,834       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998         2,000       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        11,430       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        10,000       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        10,000       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        10,000       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        25,000       $0.1250         $ 1.0625        $0.1250           112
                                    January 15, 1998          2,482       $1.0625         $ 1.9375        $1.0625            76
                                    January 15, 1998          3,834       $1.0625         $ 1.9375        $1.0625            76
                                    January 15, 1998          2,000       $1.0625         $ 1.9375        $1.0625            76
                                    January 15, 1998         11,430       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         10,000       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         10,000       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         10,000       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         25,000       $1.0625         $ 1.6250        $1.0625           115
                                    December 3, 1996         11,430       $2.6875         $ 4.1250        $2.6875           114
                                    December 3, 1996         10,000       $2.6875         $ 7.2500        $2.6875           107
                                    December 3, 1996         10,000       $2.6875         $ 5.0000        $2.6875           112
                                      May 14, 1994           10,000       $1.9375         $ 5.7500        $1.9375           103
                                      May 14, 1994           11,110       $1.9375         $ 5.7500        $1.9375           116


Gelu Voicu.......................  September 22, 1998        20,000       $0.1250         $ 0.6875        $0.1250           116
   Vice President of Product       September 22, 1998        15,000       $0.1250         $ 1.0625        $0.1250           112
   Engineering and                 September 22, 1998         6,000       $0.1250         $ 1.0625        $0.1250           112
   Manufacturing                   September 22, 1998         7,500       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        24,500       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        10,000       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        10,000       $0.1250         $ 1.0625        $0.1250           112
                                   September 22, 1998        10,000       $0.1250         $ 1.0625        $0.1250           112
                                    January 15, 1998         15,000       $1.0625         $2.28125        $1.0625           117
                                    January 15, 1998          6,000       $1.0625         $ 1.9375        $1.0625            76
                                    January 15, 1998          7,500       $1.0625         $ 1.9370        $1.0625            76
                                    January 15, 1998         24,500       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         10,000       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         10,000       $1.0625         $ 2.6875        $1.0625           107
                                    January 15, 1998         10,000       $1.0625         $ 2.6875        $1.0625           107
                                    December 3, 1996         24,500       $2.6875         $ 5.2500        $2.6875           104
                                    December 3, 1996         10,000       $2.6875         $ 7.2500        $2.6875           107
                                    December 3, 1996         10,000       $2.6875         $ 5.0000        $2.6875           112
                                      May 14, 1994            8,000       $1.9375         $ 5.7500        $1.9375           115

Thomas E. Gay III................  September 22, 1998        60,000       $0.1250         $ 0.6250        $0.1250           117
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




                              [PERFORMANCE GRAPH]




                                                               Cumulative Total Return
                                   --------------------------------------------------------------------------------
                                    3/31/94        3/31/95       4/30/96       4/30/97       4/30/98      4/30/99
                                   ----------    ----------    ----------    ----------    ----------    ----------
Catalyst Semiconductor, Inc.       $   100.00    $    91.00    $   123.00    $    31.00    $    15.00    $     6.00
S & P 500 ..................       $   100.00    $   116.00    $   155.00    $   194.00    $   273.00    $   333.00
S & P Electronics ..........       $   100.00    $   120.00    $   155.00    $   306.00    $   324.00    $   474.00
(Semiconductors)

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

                          CATALYST SEMICONDUCTOR, INC.


ITEM 12 OF PART III TO REGISTRANT'S FORM 10-K FOR THE YEAR ENDED MAY 2, 1999 IS AMENDED IN ITS ENTIRETY TO READ AS FOLLOWS:

                                    PART III

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

                                                                 Shares Beneficially Owned
                                                                   Number          Percent
         Name of Beneficial Owner                                of Shares         of Total
         ------------------------                                ---------         --------
         Elex N.V.......................................         5,500,000           39.4%
            Transportstraat 1
            B 3980
            Tessenderlo, Belgium

         Radu M. Vanco  (1).............................           311,662            2.2%

         Lionel M. Allan  (1)...........................           102,498               *

         Hideyuki Tanigami  (1).........................            93,750               *

         Patrick Verderico  (1).........................            27,500               *

         Bassam Khoury  (1).............................            79,600               *

         Gelu Voicu  (1)................................            92,356               *

         Marc H. Cremer  (1)............................            80,705               *

         Thomas E. Gay III..............................            26,666               *

         Irv Kovalik....................................                 0               *

         Frank Reynolds.................................                 0               *

         All current directors and executive officers
            as a group   (10 persons) (2)...............           814,737            5.5%

     * Percentage of shares beneficially owned is less than one percent of total.

(1) Includes shares issuable upon exercise of stock options as of August 20, 1999 or within 60 days thereafter as follows:

       Radu M. Vanco...............       311,081 shares at $0.1250

       Lionel M Allan..............        20,000 shares at $5.1250
                                            7,500 shares at $5.0000
                                            5,000 shares at $1.6875
                                           2,500 shares at $0.90625
                                           67,498 shares at $0.1250

       Hideyuki Tanigami...........         5,000 shares at $1.6875
                                           20,000 shares at $6.0000
                                           2,500 shares at $0.90625
                                           66,250 shares at $0.1250

       Patrick Verderico...........        20,000 shares at $5.0000
                                            5,000 shares at $1.6875
                                           2,500 shares at $0.90625

       Bassam Khoury...............        67,452 shares at $0.1250

       Marc H. Cremer..............        67,705 shares at $0.1250

       Gelu Voicu..................        78,310 shares at $0.1250

       Thomas E. Gay III..........         26,666 shares at $0.1250

(2) Includes 774,962 shares issuable upon exercise of stock options as of August 20, 1999 or within 60 days thereafter, held by Messrs. Vanco, Allan, Tanigami, Verderico, Khoury, Cremer, Voicu and Gay as described in Note 1 above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on September 28, 1999.

                             CATALYST SEMICONDUCTOR, INC.

                             By: /s/ Radu M. Vanco
                                 ------------------------------
                                 Radu M. Vanco
                                 President, Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Date: September 28, 1999     By: /s/ Radu M. Vanco
      ------------------         ------------------------------
                                 Radu M. Vanco
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)

Date: September 28, 1999     By:             *
      ------------------         -------------------------------
                                 Thomas E. Gay III
                                 Vice President of Finance and Administration
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Date: September 28, 1999     By:             *
      ------------------         -------------------------------
                                 Lionel M. Allan
                                 Director


Date: September 28, 1999     By:             *
      ------------------         -------------------------------
                                 Patrick Verderico
                                 Director

*   /s/ Radu M. Vanco
    ---------------------
By: Radu M. Vanco
    Attorney-in Fact