Form 10-Q
period 1999-10-31
CATALYST SEMICONDUCTOR INC
filed 1999-12-15
CIK 899636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
        _____________

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


The number of shares outstanding of the Registrant's Common Stock as of December 6, 1999 was 14,078,756

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Consolidated Balance Sheets
          at October 31, 1999 and April 30, 1999...................................                 Page 3

        Unaudited Condensed Consolidated Statements of Operations for the three and six month
          periods ended October 31, 1999 and 1998..................................                 Page 4

        Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods
          ended October 31, 1999 and 1998..........................................                 Page 5

        Notes to Unaudited Condensed Consolidated Financial Statements.............                 Pages 6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.........................................                 Pages 9-18



                                   PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................                 Page 19

ITEM 5. OTHER INFORMATION..........................................................                 Page 19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................                 Page 19

SIGNATURES.........................................................................                 Page 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                   October 31,    April 30,
                                                                      1999           1999
                                                                   -----------    ---------
    ASSETS

Current assets:
    Cash ....................................................       $  1,563       $  1,852
    Accounts receivable, net ................................          5,727          5,119
    Inventories .............................................          2,603          1,914
    Other assets ............................................            559            742
                                                                    --------       --------
        Total current assets ................................         10,452          9,627
    Property and equipment, net .............................          1,976          1,939
                                                                    --------       --------
                                                                    $ 12,428       $ 11,566
                                                                    ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Line of credit ..........................................       $  2,891       $  2,942
    Accounts payable ........................................          4,241          5,770
    Accounts payable - related party ........................             98            275
    Accrued expenses ........................................          1,980          1,508
    Deferred gross profit on shipments to distributors ......            983          1,061
    Current portion of long-term debt and capital lease
       obligations...........................................            455          1,141
                                                                    --------       --------
        Total current liabilities ...........................         10,648         12,697
Long-term debt and capital lease obligations ................            169             81
                                                                    --------       --------
        Total liabilities ...................................         10,817         12,778

Total stockholders' equity (deficit) ........................          1,611         (1,212)
                                                                    --------       --------
                                                                    $ 12,428       $ 11,566
                                                                    ========       ========


See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                      Three Months Ended              Six Months Ended
                                                -----------------------------   ------------------------------
                                                Oct. 31, 1999   Oct. 31, 1998   Oct. 31, 1999    Oct. 31, 1998
                                                -------------   -------------   -------------    -------------
Net revenues ..................................    $ 10,700        $  8,126        $ 19,896        $ 15,431

Cost of revenues ..............................       5,552           5,776          10,928          10,841
                                                   --------        --------        --------        --------
Gross profit ..................................       5,148           2,350           8,968           4,590

Research and development ......................         698             583           1,305           1,150
Selling, general and administrative ...........       2,355           1,921           4,567           4,017
                                                   --------        --------        --------        --------
Income (loss) from operations .................       2,095            (154)          3,096            (577)

Interest income (expense), net ................        (141)           (266)           (289)           (488)
                                                   --------        --------        --------        --------
Net income (loss) .............................    $  1,954        $   (420)       $  2,807        $ (1,065)
                                                   ========        ========        ========        ========

Net income (loss) per share:
    Basic .....................................    $   0.14        $  (0.04)       $   0.20        $  (0.08)
                                                   ========        ========        ========        ========
    Diluted ...................................    $   0.10        $  (0.04)       $   0.15        $  (0.08)
                                                   ========        ========        ========        ========

Weighted average common shares:
    Basic .....................................      14,033          11,726          13,998          10,637
                                                   ========        ========        ========        ========
    Diluted ...................................      19,114          11,726          18,484          10,637
                                                   ========        ========        ========        ========


See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Six Months Ended
                                                            ----------------------------
                                                            Oct. 31, 1999  Oct. 31, 1998
                                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ......................................   $ 2,807        $(1,065)
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation and amortization ......................       506            668
        Changes in assets and liabilities:
           Restricted cash .................................     - - -          5,750
           Accounts receivable .............................      (608)           (79)
           Inventories .....................................      (689)         1,333
           Other assets ....................................       183           (179)
           Accounts payable (including related party) ......    (1,706)        (7,013)
           Accrued expenses ................................       472           (120)
           Deferred gross profit on shipments to
                   distributors ............................       (78)           629
                                                               -------        -------
Net cash provided by (used in) operating activities ........       887            (76)
                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for the acquisition of equipment .............      (543)           (15)
                                                               -------        -------
           Cash used in investing activities ...............      (543)           (15)
                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock transactions, net .........................        16          2,438
    Net payment of line of credit ..........................       (51)           (50)
    Payment of long-term debt and  capital lease
                   obligations .............................      (598)           (98)
                                                               -------        -------
        Cash provided by (used in) financing activities ....      (633)         2,290
                                                               -------        -------
Net increase (decrease) in cash and cash equivalents .......      (289)         2,199
Cash at beginning of the period ............................     1,852            534
                                                               -------        -------
Cash at end of the period ..................................   $ 1,563        $ 2,733
                                                               =======        =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
           Interest paid (net) .............................   $   289        $   488
                                                               =======        =======


See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1999 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999. The results of operations for the six month period ended October 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

        The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and much of fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could experience a resumption of the downward trend in product pricing which could adversely affect the Company's operating results.

        The Company's operating results in past years have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998, resulted in the cancellation of some customer sales orders. In fiscal 1999, the Company received gross proceeds of $2.5 million from the sale of 5,500,000 shares of its Common Stock in two private placements to the same investor, Elex, NV. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000 and is currently considering other sources of liquidity.

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

        A reconciliation of the numerators and denominators of the basic diluted income per share is presented below:

                                            Three Months Ended                  Six Months Ended
                                     -------------------------------     -------------------------------
                                     Oct. 31, 1999     Oct. 31, 1998     Oct. 31, 1999     Oct. 31, 1998
                                     -------------     -------------     -------------     -------------
Net income (loss) .................     $  1,954          $  (420)          $  2,807          $ (1,065)
                                        ========          =======           ========          ========
Shares calculation:
    Weighted avg shares
    outstanding-basic..............       14,033           11,726             13,998            10,637

Effect of dilutive securities:
    Stock options .................        5,081               --              4,486                --
                                        --------          -------           --------          --------

Weighted average shares
    outstanding-diluted............       19,114           11,726             18,484            10,637
                                        ========          =======           ========          ========

Net income (loss) per share:
    Basic .........................     $   0.14          $ (0.04)          $   0.20          $  (0.08)
                                        ========          =======           ========          ========
    Diluted .......................     $   0.10          $ (0.04)          $   0.15          $  (0.08)
                                        ========          =======           ========          ========

        Options to purchase 410,000 shares of common stock at prices ranging from $1.69 to $6.30 per share outstanding during the quarter ended October 31, 1999 and options to purchase 3,026,000 shares of common stock at prices from $0.13 to $6.30 per share outstanding during the quarter ended October 31, 1998 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

        Options to purchase 695,000 shares of common stock at prices ranging from $0.91 to $6.30 per share outstanding during the six-month period ended October 31, 1999 and options to purchase 3,026,000 shares of common stock at prices from $0.13 to $6.30 per share outstanding during the six-month period ended October 31, 1998 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                October 31,         April 30,
                                                                    1999              1999
                                                                -----------         ---------
Accounts receivable:
        Accounts receivable ................................     $  6,013           $  5,405
        Less:  Allowance for doubtful accounts .............         (286)              (286)
                                                                 --------           --------
                                                                 $  5,727           $  5,119
                                                                 ========           ========
Inventories:
        Work-in-process ....................................     $  1,475           $  1,507
        Finished goods .....................................        1,128                407
                                                                 --------           --------
                                                                 $  2,603           $  1,914
                                                                 ========           ========
Property and equipment:
        Engineering and test equipment .....................     $  7,729           $  7,193
        Computer hardware and software .....................        3,491              3,485
        Furniture and office equipment .....................        1,282              1,281
                                                                 --------           --------
                                                                   12,502             11,959

        Less: accumulated depreciation and amortization ....      (10,526)           (10,020)
                                                                 --------           --------
                                                                 $  1,976           $  1,939
                                                                 ========           ========

NOTE 4 - DEBT:

        Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime plus 4.5% (12.75% at October 31, 1999). At October 31, 1999, the balance outstanding under this line was $2,891,000. As of October 31, 1999, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $1.7 million additional cash.

        On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. The loan was classified under the current portion of long-term debt at April 30, 1999. In May 1999, the note was paid in full and a new note for $0.7 million was issued bearing interest at 12.25% and requiring monthly payments of $75,000. As of October 31, 1999, the balance remaining under the loan was $0.3 million. The remaining balance was paid in full in November 1999.

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

NOTE 6 - 1998 SPECIAL EQUITY INCENTIVE PLAN

        In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan ("Special Option Plan") for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During 1999, options totaling 3.3 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. During the six month period ended October 31, 1999, options for 309,000 shares were cancelled by the Company. As a result, an aggregate of $536,000 of compensation expense will be recognized over the four year vesting period of the options, $120,000 of which was recognized during the six-month period ended October 31, 1999 and $292,000 remains to be recognized as of October 31, 1999.

NOTE 8 - RELATED PARTY TRANSACTIONS

        During the six month period ended October 31, 1999, the Company recorded $339,000 of engineering expenses that were from a related party. As of October 31, 1999, the Company owes this related party $98,000.

NOTE 9 - ONE TIME TRANSACTIONS

        In the quarter ended July 31, 1999, the Company received the benefit of approximately $0.5 million credit from the sale of inventory which was previously reserved. In the quarter ended October 31, 1999, the Company received the benefit of a $0.8 million credit as a result of the successful completion of payments required in settlement of claims for amounts due to a vendor. The amounts were recorded as credits to cost of sales in the respective periods of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto included in this report. In addition, the Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in "Certain Factors that May Affect the Company's Future Results" as set forth below in this Item 2, as well as other factors, in the past have affected and in the future could affect the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

OVERVIEW

        Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

        The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could experience a resumption of the downward trend in product pricing which could adversely affect the Company's operating results.

        The Company's recent operating results have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received gross proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement and in September 1998, received gross proceeds of $1.0 million from the sale of 4,000,000 additional shares of its Common Stock to the same investor in a private placement. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000 and may pursue such sources of liquidity.

        As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1999 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

        Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues increased 32% to $10.7 million for the quarter ended October 31, 1999 from $8.1 million for the quarter ended October 31, 1998. The increase was primarily attributable to an increase in sales of the Company's EEPROM products. Total revenues of $10.7 million for the quarter ended October 31, 1999 increased by 16% from $9.2 million for the quarter ended July 31, 1999. The increase is primarily attributable to an increase in units shipped that exceeded the effects of average sales price erosion experienced during the quarter. For the six months ended October 31, 1999, total revenues increased 29% to $19.9 million from $15.4 million for the six months ended October 31, 1998. The increase is primarily attributable to increased shipments into certain markets in the Far East and Japan. The Company is reliant upon receiving and fulfilling a significant quantity of orders within the same quarter to meet or exceed its current revenue levels. A resumption of weak demand, capital deficiencies and price erosion for the Company's products could lead to a resumption of the poor operating results experienced in previous fiscal years. For the six months ended October 31, 1999, approximately 74% of the Company's revenues were derived from shipments to international customers compared with 41% of net product sales in fiscal 1999. The increase in international revenues is attributable to an improvement in the Company's ability to compete effectively at the low prices prevalent in certain markets in the Far East and increased shipments to the Company's distributors in Japan. All sales of the Company's products are in US dollars, minimizing the effects of currency fluctuations.

        Gross Profit. Gross profit for the quarter ended October 31, 1999 was $5.1 million, or 48% of revenues, compared to a gross profit of $2.4 million, or 30% of revenues, for the quarter ended October 31, 1998. The increase in gross profit percentage is primarily due to decreased per unit wafer, assembly and testing costs and the Company reducing the level of sales of products with lower gross margins. Additionally, certain manufacturing overhead expenses do not increase in direct proportion to increases in the Company's revenues. In addition, in the quarter ended October 31, 1999, the Company received the benefit of a $0.8 million credit from the settlement of claims for amounts due to a vendor which reduced cost of sales for that quarter. In the first quarter of fiscal 2000, the Company also received the benefit of approximately $0.5 million credit from the sale of inventory which was previously reserved. For the six months ended October 31, 1999, gross profits increased by 96% to $9.0 million or 45% of revenues, from $4.6 Million, or 30% of revenues for the six months ended October 31, 1998. The increase is primarily attributable to the decreases in the Company's product costs and increases in the selling prices of its lowest cost products. The fiscal 1999 results benefited from $1.2 million in credits and vendor debt reductions negotiated by management compared to $1.2 million in nonrecurring credits of a similar nature in fiscal 1999. In the first quarter of fiscal 1999, renegotiation of amounts due under a licensing agreement resulted in a $0.5 million reduction in cost of sales. In the second quarter of fiscal 1999, the Company received a credit of $0.7 million from a vendor in return for certain payments made under an agreement. It is the policy of the Company to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balance sheet date, generally within the ensuing six months. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and the majority are paid within 30 days, minimizing the effects of currency fluctuations.

        Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses were $0.7 million, which represented 7% of revenues for the quarter ended October 31, 1999 in comparison to $0.6 million or 7% of revenues for the quarter ended October 31, 1998. For the six months ended October 31, 1999, R&D expenses increased 8% to $1.3 million or 7% of revenues from $1.2 million or 8% of revenues for the six months ended October 31, 1998. The increase is primarily attributable to increased costs for personnel.

        Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses increased by 26% to $2.4 million, or 22% of revenues, for the quarter ended October 31, 1999, from $1.9 million, or 29% of revenues, for the quarter ended October 31, 1998. The increase is primarily attributable to increased expenses for sales and administrative personnel and increased commissions to sales representatives. For the six months ended October 31, 1999, SG&A expenses increased 15% to $4.6 million, or 23% of revenues from $4.0 million, or 26% of revenues for the six months ended October 31, 1998. The increase is primarily attributable to increased salary expenses for sales and administrative personnel and increased commissions to sales representatives.

        Net Interest Income (Expense), Net. Net interest expense decreased by 47% to $141,000 for the quarter ended October 31, 1999 from $266,000 for the quarter ended October 31, 1998. The decrease is primarily related to the decreased average outstanding borrowings and reductions in the effective interest rate. Net interest expense for the six months ended October 31, 1999 decreased 41% to $289,000 from the net interest expense of $488,000 for the six months ended October 31, 1998. The decrease is primarily related to the decreased average outstanding borrowings and reductions in the effective interest rate.

        Income Tax Provision. As a result of the Company's losses in previous fiscal years, the provision for income taxes remained at zero for the quarter ended October 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash decreased $0.3 million to $1.6 million as of October 31, 1999 from $1.9 million as of April 30, 1999. The decrease was primarily attributable to reductions in the Company's vendor obligations.

        Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime plus 4.5% (12.75% at October 31, 1999). As of October 31, 1999, the Company had approximately $2.9 million of secured loans owed to its bank. As of October 31, 1999, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $1.7 million additional cash and had cash on hand of $1.6 million. The Company is also indebted to other creditors in the amount of approximately $4.4 million. This amount is comprised of approximately $3.9 million for wafers and inventory processing and approximately $0.5 million for other goods and services. Additionally, although the Company is current on its lease payments under the lease of its headquarters facility, as a result of its financial condition, the Company has been in violation of certain terms of its lease. Similar violations have resulted under certain equipment lease agreements and the Company has obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the existing condition of default through April 2000. As a result of its recent operating results, the Company is no longer in violation of any of its loan or lease covenants and it does not presently appear that the Company will need to negotiate an extension of any forbearance agreement.

        On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. In May 1999, the note was paid in full and a new note for $0.7 million was issued bearing interest at a rate of 12.25% and requiring monthly payments of $75,000. In November 1999, the Company paid the balance of the note in advance of the agreed schedule.

        The Company's operating results in past years have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998, resulted in the cancellation of some customer sales orders. In fiscal 1999, the Company received gross proceeds of $2.5 million from the sale of 5,500,000 shares of its Common Stock in two private placements to the same investor, Elex, NV. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000, and is currently considering other sources of liquidity.

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

        The Company has performed a company-wide year 2000 readiness assessment and has made changes to computer programs which the Company believes will not be year 2000 compliant. During fiscal years 1998, 1999 and during the first two quarters of fiscal 2000, the Company spent approximately $15,000 in connection with its year 2000 activities, and expects future costs during the balance of fiscal 2000 to be minimal.

        The Company could possibly be materially adversely impacted by the year 2000 issues faced by major distributors, suppliers, subcontractors, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of determining the impact of the Company's operations as a result of the year 2000 readiness of these third parties. In the event year 2000 issues relating to key customers and suppliers are not successfully resolved, based on information available to us at present, the Company believes that the most reasonably likely worse case scenario is a temporary disruption in infrastructure service, which could adversely impact supplier deliveries or customer shipments. If severe disruptions occur in these areas and are not corrected in a timely manner, a revenue or profit shortfall may result in fiscal year 2000. The Company has completed its primary assessment of the year 2000 readiness of its major suppliers and vendors and has developed a contingency plan, which includes the use of alternative manufacturing facilities and communication lines if problems arise.

        Year 2000 compliance issues could have a significant impact on the Company's operations and its financial results if the new information systems develop unforeseen needs or problems arise; or, if the systems operated by the Company's customers, vendors or subcontractors are not year 2000 compliant. The assessment under which the Company believes its year 2000 readiness has been completed is based on the Company's management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or additional costs associated with, the implementation of year 2000 compliant solutions. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

        THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL YEAR ENDING APRIL 30, 2000, FOR THE FISCAL QUARTER ENDING JANUARY 31, 2000, AND FUTURE FISCAL YEARS AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

        The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

        Defaults under Outstanding Loans; Risk of Bankruptcy. The Company had approximately $2.9 million of secured loans owing to its bank at October 31, 1999. As a result of the Company's financial condition and results of operations in 1998, the bank had determined that the Company was in default under various provisions of the loan agreement that would entitle the bank to terminate the loan agreement and declare the loans immediately due and payable. The Company was able to obtain letters of forbearance from the bank taking any action with respect to the existing defaults until March 1999. In that regard, the Company received $2.5 million in equity financing during fiscal 1999. In March 1999, the bank credit line automatically renewed and in April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth, to allow the Company to be in compliance at April 30, 1999. As a result of the Company's limited cash resources, the Company may seek to obtain additional equity or other funding to increase the cash available for operations and other purposes. There can be no assurance that efforts to obtain additional funding will be successful or, if successful, on terms acceptable to the Company. The Company is also indebted to other creditors in the amount of approximately $4.4 million. Due to its poor performance in recent fiscal years and the resulting net worth deficiency, the Company has had to negotiate forbearance agreements with its bank and principal lessor. Although recent results have cured such conditions, there can be no assurance that such conditions will not recur, requiring the resumption of negotiations with the Company's principle creditors and increased borrowing expenses associated with forbearance agreements or waivers of default necessary for continued operations.

        Expected Need for Additional Capital. The Company has incurred significant losses or experienced significant negative cash flow from operations for more than three years. Such negative cash flow has significantly reduced the Company's available capital. During fiscal 1999, the Company was successful in having its lenders agree to waive or forbear actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to be in conformance with the terms and conditions negotiated. If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders the Company cannot reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations. There can be no assurance that the Company will continue to generate sufficient revenue to fund its operations in the absence of additional funding sources. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as deferring payments to vendors and other suppliers, headcount constraints, deferrals of planned expenditures, other expense reductions and other measures. Although such activities help preserve cash and enable the Company to continue operations, the lack of available capital hinders the Company's ability to continue manufacturing, sales, product development and other ongoing operational activities necessary to generating revenues. Such activities can have a material, adverse affect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers further adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be further adversely affected.

        The Company obtained additional capital of $1.5 million in the quarter ended July 31, 1998 and $1.0 million equity financing in the quarter ended October 31, 1998. The Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that additional funding will continue to be available at acceptable terms, if at all. If the Company is successful in raising additional funds through the issuance of equity securities, existing stockholders of the Company would likely experience substantial dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. If adequate funds are not available or are not available on acceptable terms, further reductions in its operating expenses and capital expenditures may be required to continue operations either of which could have a material adverse effect on the Company's business, operating results and financial condition.

        Recent Operating Results; Possibility of Future Losses. The Company's operating results for the six months ended October 31, 1999 would have resulted in a profit of $1.5 million instead of a profit of $2.8 million if they had not included $1.3 million of credits received from vendors as a result of various negotiations. Additionally, the Company's operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Additionally, the Company's operating results in fiscal 1998 and 1997 resulted in losses of $18.9 million and $4.0 million respectively. The Company's last previous profitable year was the fiscal year ended April 30, 1996. During the fiscal years 1997 through 1999 and before, the Company experienced significant negative cash flow from operations. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December 1996 to 43 in April 1999. Although reductions in headcount could help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. The Company anticipates that negative cash flow from operations could continue for the foreseeable future. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. There can be no assurance that the Company will ever sustain profitability.

        Dependence on a Sole Source Manufacturer. The Company does not manufacture the semiconductor wafers used for its products. Oki has supplied wafers to the Company since 1987 and is the Company's sole foundry source. The Company does not have a wafer supply agreement with Oki at this time and instead purchases wafers on a purchase order and acceptance basis. The Company's exclusive reliance on this independent foundry involves a number of risks including the risk of inadequate wafer supplies to meet the Company's production needs, the unavailability of or interruption in access to required or more cost effective process technologies, reduced control over delivery schedules, manufacturing yields and costs, and the risks associated with international operations more fully described below. In view of the recent increase in demand for semiconductor products, the Company has not been able to obtain sufficient quantities of wafers from Oki to fulfill some of the recent increased customer demand, a circumstance that is expected to continue in at least the near future. Although the Company has a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. To address the Company's wafer supply concerns, the Company is working on developing a secondary foundry capability with X-Fab at that foundry's facility in Lubbock, Texas. X-Fab is owned by Elex NV which is a 39% shareholder of the Company. The addition of X-Fab as a second foundry source could enable the Company to reduce the risks associated with the sourcing and quantity of its wafer supply and thereby improve control over an important component of its business; however, there can be no assurance that sufficient capacity will be available from X-Fab or another manufacturer. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for the Company could take many months, or longer, and be subject to the other factors described under "Semiconductor Manufacturing Risks" below. The loss of Oki as a supplier, the inability of the Company to obtain additional capacity at Oki or to qualify X-Fab or other wafer manufacturers for desired foundry capacity, or any other circumstances causing a significant interruption in the supply of semiconductor wafers to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Delinquency to Customers. Due to the constraints in the Company's wafer supply, it has been unable to fulfill all its customers orders according to the schedule originally requested. Although the Company is striving to increase its supply of wafers and communicate to its customers the scheduled delivery dates that it believes that it can reasonably expect to meet, there can be no assurance that the customers will accept the alternative delivery date or not seek cancellation of its outstanding orders. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in recent fiscal years).

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

        Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company's inventory will be reduced by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors. For example, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices for the Company's products. Such adjustments have amounted to less than $0.5 million in fiscal 1999 and have not been material thus far in fiscal 2000. In addition, in fiscal 1998, the Company's ability to forecast future demand and selling prices diminished. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for the Company's products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company's Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. There can be no assurance that the Company will not suffer similar reductions in values of its inventories in the future or that the Company will be able to liquidate its inventory at acceptable prices.

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

        International Operations. For the six months ended October 31, 1999 and fiscal years 1999 and 1998 international sales accounted for approximately 74%, 41% and 64%, respectively, of the Company's product sales. The decrease in international sales in 1999 was attributable to the transition in Japan from Marubun which resigned in fiscal 1998 to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. In fiscal 2000, the Company has been able to reenter certain Far East markets, contributing to the increased international sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. Except for a few sales through the Company's subsidiary in Japan, Nippon Catalyst KK, all sales are invoiced and paid in dollars, reducing the Company's direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, and some payroll and incidental manufacturing supply purchases in Thailand, over 95% of the Company's purchases are in US dollars, minimizing any direct currency fluctuation risk. However, recent adverse developments in the economic environment in the Far East may have a material adverse effect on the Company's subcontractors. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

        Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. For the six months ended October 31, 1999, shipments to Future Electronics, Inc. a distributor headquartered in Canada and two distributors located in the Far East, Yosun Industrial Corp. and Memec (Asia Pacific) Ltd. each represented more than ten percent of the Company's revenues (12%, 11% and 11% respectively). During fiscal years 1999 and 1998, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (0% and 21%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. The Company has been working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may not completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

                          CATALYST SEMICONDUCTOR, INC.



                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on November 4, 1999, the following proposals were adopted by the margins indicated.

                                                             Number of
                                               Voted          Shares
               Proposal                         For          Withheld
               --------                        -----         --------
1. To elect two Class I Directors to
serve for a three-year term expiring upon
the Annual Meeting of Stockholders next
following April 30, 2002, or until such
directors' respective successors are duly
elected and qualified.

      Radu M. Vanco - Class I Director       12,631,621      237,836
      Hideyuki Tanigami - Class I            12,630,921      237,836
Director

                                               Voted          Vote                      Broker
                                                For          Against       Abstain     Non-votes
                                               -----         -------       -------     ---------
2. To approve an amendment to the
Company's 1993 Director Stock Option
Plan to increase the number of shares
of Common Stock reserved for issuance
hereunder by 100,000 shares.                 11,884,342      630,583        42,121      311,711

3. To ratify the appointment of
PricewaterhouseCoopers LLP as
independent accountants of the
Company for the fiscal year ending
April 30, 2000.                              12,736,371       75,776        56,610            0


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27  Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the quarter ended October 31, 1999.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date:   December 15, 1999          By: /s/ Radu M. Vanco
        -----------------             ----------------------------------------
                                   Radu M. Vanco
                                   President and Chief Executive Officer



Date:   December 15, 1999          By: /s/ Thomas E. Gay III
        -----------------             ----------------------------------------
                                   Thomas E. Gay III
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer