Form 10-Q
period 2000-01-30
CATALYST SEMICONDUCTOR INC
filed 2000-03-15
CIK 899636

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 30, 2000 or

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

Yes [X]    No [ ]

The number of shares outstanding of the Registrant's Common Stock as of March 3, 2000 was 15,866,536

--------------------------------------------------------------------------------

                          CATALYST SEMICONDUCTOR, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Consolidated Balance Sheets
          at January 31, 2000 and April 30, 1999...................................     Page 3

        Unaudited Condensed Consolidated Statements of Operations
          for the three and nine month periods ended January 31, 2000 and 1999.....     Page 4

        Unaudited Condensed Consolidated Statements of Cash Flows
          for the nine month periods ended January 31, 2000 and 1999...............     Page 5

        Notes to Unaudited Condensed Consolidated Financial Statements.............  Pages 6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION......................................... Pages 9-18

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................................    Page 19

SIGNATURES.........................................................................    Page 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        January 31,     April 30,
                                                                           2000           1999
                                                                        -----------     ---------
ASSETS

Current assets:
    Cash ..............................................................   $ 3,405       $  1,852
    Accounts receivable, net ..........................................     7,716          5,119
    Inventories .......................................................     2,014          1,914
    Other assets ......................................................       654            742
                                                                          -------       --------
        Total current assets ..........................................    13,789          9,627
    Property and equipment, net .......................................     1,819          1,939
                                                                          -------       --------
                                                                          $15,608       $ 11,566
                                                                          =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Line of credit ....................................................   $ 3,439       $  2,942
    Accounts payable ..................................................     3,835          5,770
    Accounts payable - related party ..................................       145            275
    Accrued expenses ..................................................     2,195          1,508
    Deferred gross profit on shipments to distributors ................       925          1,061
    Current portion of long-term debt and capital lease obligations ...       205          1,141
                                                                          -------       --------
        Total current liabilities .....................................    10,744         12,697
Long-term debt and capital lease obligations ..........................       117             81
                                                                          -------       --------
        Total liabilities .............................................    10,861         12,778

Total stockholders' equity (deficit) ..................................     4,747         (1,212)
                                                                          -------       --------
                                                                          $15,608       $ 11,566
                                                                          =======       ========



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                Three Months Ended                   Nine Months Ended
                                          -------------------------------     -------------------------------
                                          Jan. 31, 2000     Jan. 31, 1999     Jan. 31, 2000     Jan. 31, 1999
                                          -------------     -------------     -------------     -------------
Net revenues ..........................     $ 12,536          $  8,441          $ 32,432          $ 23,872

Cost of revenues ......................        7,212             5,806            18,140            16,647
                                            --------          --------          --------          --------
Gross profit ..........................        5,324             2,635            14,292             7,225

Research and development ..............          646               591             1,951             1,741
Selling, general and administrative ...        2,209             1,520             6,776             5,537
                                            --------          --------          --------          --------
Income (loss) from operations .........        2,095               524             5,565               (53)

Interest income (expense), net ........         (127)             (134)             (416)             (622)
                                            --------          --------          --------          --------
Net income (loss) .....................     $  2,342          $    390          $  5,149          $   (675)
                                            ========          ========          ========          ========

Net income (loss) per share:
    Basic .............................     $   0.16          $   0.03          $   0.36          $  (0.06)
                                            ========          ========          ========          ========
    Diluted ...........................     $   0.12          $   0.02          $   0.27          $  (0.06)
                                            ========          ========          ========          ========

Weighted average common shares:
    Basic .............................       14,492            13,948            14,164            11,653
                                            ========          ========          ========          ========
    Diluted ...........................       19,976            19,186            18,986            11,653
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

                          CATALYST SEMICONDUCTOR, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                         Nine Months Ended
                                                                   ------------------------------
                                                                   Jan. 31, 2000    Jan. 31, 1999
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................     $ 5,149          $  (675)
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation and amortization ...........................         728              957
        Changes in assets and liabilities:
           Restricted cash ......................................          --            5,750
           Accounts receivable ..................................      (2,597)             156
           Inventories ..........................................        (100)           1,518
           Other assets .........................................          88             (252)
           Accounts payable (including related party) ...........      (2,065)          (5,990)
           Accrued expenses .....................................         687           (1,312)
           Deferred gross profit on shipments to distributors ...        (136)             501
                                                                      -------          -------
        Net cash provided by operating activities ...............       1,754              653
                                                                      -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used for the acquisition of equipment ..................        (608)            (232)
                                                                      -------          -------
        Cash used in investment activities ......................        (608)            (232)
                                                                      -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock transactions, net ..............................         810            2,433
    Net borrowing from (payment of) line of credit ..............         497             (108)
    Payment of long-term debt and capital lease obligations .....        (900)            (534)
                                                                      -------          -------
        Cash provided by financing activities ...................         407            1,791
                                                                      -------          -------

Net increase in cash and cash equivalents .......................       1,553            2,212
Cash at beginning of the period .................................       1,852              534
                                                                      -------          -------

Cash at end of the period .......................................     $ 3,405          $ 2,746
                                                                      =======          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
           Interest paid (net) ..................................     $   416          $   622
                                                                      =======          =======



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 1999 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999. The results of operations for the nine month period ended January 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

        The Company's operating results in past years have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998, resulted in the cancellation of some customer sales orders. In fiscal 1999, the Company received gross proceeds of $2.5 million from the sale of 5,500,000 shares of its Common Stock in two private placements to the same investor, Elex, NV. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000 and beyond and is currently considering other possible sources of liquidity.

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

        A reconciliation of the numerators and denominators of the basic diluted income per share is presented below:

                                                        Three Months Ended             Nine Months Ended
                                                   ----------------------------  -----------------------------
                                                   Jan. 31, 2000  Jan. 31, 1999  Jan. 31, 2000   Jan. 31, 1999
                                                   -------------  -------------  -------------   -------------
Net income (loss) ................................    $ 2,342        $   390        $ 5,149        $   (675)
                                                      =======        =======        =======        ========
Shares calculation:
    Weighted average shares outstanding-basic ....     14,492         13,948         14,164          11,653

Effect of dilutive securities:
    Stock options ................................      5,484          5,238          4,822              --
                                                      -------        -------        -------        --------

Weighted average shares outstanding-diluted ......     19,976         19,186         18,986          11,653
                                                      =======        =======        =======        ========

Net income (loss) per share:
    Basic ........................................    $  0.16        $  0.03        $  0.36        $  (0.06)
                                                      =======        =======        =======        ========
    Diluted ......................................    $  0.12        $  0.02        $  0.27        $  (0.06)
                                                      =======        =======        =======        ========

        Options to purchase 70,000 shares of common stock at prices ranging from $5.00 to $6.30 per share outstanding during the quarter ended January 31, 2000 and options to purchase 732,000 shares of common stock at prices from $5.00 to $6.30 per share outstanding during the nine month period ended January 31, 2000 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive. Options to purchase 1,268,000 shares of common stock at prices ranging from $0.11 to $6.30 per share outstanding during the quarter ended January 31, 1999 and options to purchase 6,506,000 shares of common stock at prices from $0.11 to $6.30 per share outstanding during the nine month period ended January 31, 1999 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              January 31,       April 30,
                                                                 2000             1999
                                                              -----------       ---------
Accounts receivable:
        Accounts receivable ...............................    $  8,002         $  5,405
        Less:  Allowance for doubtful accounts ............        (286)            (286)
                                                               --------         --------
                                                               $  7,716         $  5,119
                                                               ========         ========

Inventories:
        Work-in-process ...................................    $  1,235         $  1,507
        Finished goods ....................................         779              407
                                                               --------         --------
                                                               $  2,014         $  1,914
                                                               ========         ========

Property and equipment:
        Engineering and test equipment ....................    $  7,782         $  7,193
        Computer hardware and software ....................       3,497            3,485
        Furniture and office equipment ....................       1,288            1,281
                                                               --------         --------
                                                                 12,567           11,959

        Less: accumulated depreciation and amortization ...     (10,748)         (10,020)
                                                               --------         --------
                                                               $  1,819         $  1,939
                                                               ========         ========

NOTE 4 - DEBT:

        Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime plus 3.5% (12.0% at January 31, 1999). At January 31, 2000, the balance outstanding under this line was $3,439,000. As of January 31, 2000, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $1.6 million additional cash. Additionally, although the Company is current on the payments due under its various leases of facilities and equipment, as a result of its recent financial condition, the Company had been in violation of certain terms of its leases. Effective April 1999, the Company obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the then existing condition of default through April 2000. As a result of its more recent operating results, the Company is no longer in violation of any of its loan or lease covenants and it does not presently appear that the Company will need to negotiate an extension of any forbearance agreement.

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

NOTE 6 - 1998 SPECIAL EQUITY INCENTIVE PLAN

        In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan ("Special Option Plan") for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods for directors and officers. During 1999, options totaling 3.35 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. During the thirteen month period from December 1998 through January 2000, options for 509,000 shares have been cancelled by the Company. An aggregate of $583,000 of compensation expense will be recognized over the four year vesting period of the options, $294,000 of which was recognized during the nine-month period ended January 31, 2000, $57,000 during the fiscal year ended April 30, 1999 and $232,000 remains to be recognized as of January 31, 2000.

NOTE 7 - RELATED PARTY TRANSACTIONS

        During the nine month period ended January 31, 2000, the Company recorded $350,000 of engineering expenses that were from a related party. As of January 31, 2000, the Company owes this related party $145,000.

NOTE 8 - ONE TIME TRANSACTIONS

        In the quarter ended July 31, 1999, the Company received the benefit of approximately $0.5 million credit to cost of sales as a result of sales of inventory, which was previously reserved. In the quarter ended October 31, 1999, the Company received the benefit of a $0.8 million credit to cost of sales as a result of the successful completion of payments required in settlement of claims for amounts due to a vendor.

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

        The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and most of fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could experience a resumption of the downward trend in product pricing which could adversely affect the Company's operating results.

        The Company's operating results in recent fiscal years have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, resulted in the cancellation of some customer sales orders. In May 1998, the Company received gross proceeds of $1.5 million from the sale of 1,500,000 shares of its Common Stock in a private placement and in September 1998, received gross proceeds of $1.0 million from the sale of 4,000,000 additional shares of its Common Stock to the same investor in a private placement. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for operations beyond fiscal 2000 and may pursue such sources of liquidity.

        As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1999 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

        Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues increased 49% to $12.5 million for the quarter ended January 31, 2000 from $8.4 million for the quarter ended January 31, 1999. The increase was primarily attributable to an increase in sales of the Company's EEPROM products. Total revenues of $12.5 million for the quarter ended January 31, 2000 increased by 17% from $10.7 million for the quarter ended October 31, 1999. The increase is primarily attributable to an increase in units shipped that exceeded the effects of average sales price erosion experienced during the quarter. For the nine months ended January 31, 2000, total revenues increased 36% to $32.4 million from $23.9 million for the nine months ended January 31, 1999. The increase is primarily attributable to increased shipments into certain markets in the Far East and Japan. The Company is reliant upon receiving and fulfilling a significant quantity of orders within the same quarter to meet or exceed its current revenue levels. A resumption of weak demand, capital deficiencies and price erosion for the Company's products could lead to a resumption of the poor operating results experienced in previous fiscal years. For the nine months ended January 31, 2000, approximately 62% of the Company's revenues were derived from shipments to international customers compared with 41% of net product sales in fiscal 1999. The increase in international revenues is attributable to an improvement in the Company's ability to compete effectively at the low prices prevalent in certain markets in the Far East and increased shipments to the Company's distributors in Japan. All sales of the Company's products are in US dollars, minimizing the effects of currency fluctuations.

        Gross Profit. Gross profit for the quarter ended January 31, 2000 was $5.3 million, or 42% of revenues, compared to a gross profit of $2.6 million, or 31% of revenues, for the quarter ended January 31, 1999. The increase in gross profit percentage is primarily due to decreased per unit wafer, assembly and testing costs and the Company reducing the level of sales of products with lower gross margins. Additionally, certain manufacturing overhead expenses do not increase in direct proportion to increases in the Company's revenues. For the nine months ended January 31, 2000, gross profits increased by 99% to $14.3 million or 44% of revenues, from $7.2 Million, or 30% of revenues for the nine months ended January 31, 1999. The increase is primarily attributable to the decreases in the Company's product costs and increases in the selling prices of its lowest cost products. In the first quarter of fiscal 2000, the Company also received the benefit of approximately $0.5 million credit from the sale of inventory which was previously reserved. In addition, in the quarter ended October 31, 1999, the Company received the benefit of a $0.8 million credit from the settlement of claims for amounts due to a vendor which reduced cost of sales for that quarter. The fiscal 2000 results benefited from $1.3 million in credits and vendor debt reductions negotiated by management compared to $1.2 million in nonrecurring credits of a similar nature in fiscal 1999. In the first quarter of fiscal 1999, renegotiation of amounts due under a licensing agreement resulted in a $0.5 million reduction in cost of sales. In the second quarter of fiscal 1999, the Company received a credit of $0.7 million from a vendor in return for certain payments made under an agreement. It is the policy of the Company to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balance sheet date, generally within the ensuing six months. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and the majority are paid within 30 days, minimizing the effects of currency fluctuations.

        Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses were $0.6 million, which represented 5% of revenues for the quarter ended January 31, 2000 in comparison to $0.6 million or 7% of revenues for the quarter ended January 31, 1999. For the nine months ended January 31, 2000, R&D expenses increased 18% to $2.0 million or 6% of revenues from $1.7 million or 7% of revenues for the nine months ended January 31, 1999. The increase is primarily attributable to increased costs for personnel and services provided by outside contractors.

        Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses increased by 47% to $2.2 million, or 18% of revenues, for the quarter ended January 31, 2000, from $1.5 million, or 18% of revenues, for the quarter ended January 31, 1999. The increase is primarily attributable to increased expenses for sales and administrative personnel and increased commissions to sales representatives. For the nine months ended January 31, 2000, SG&A expenses increased 24% to $6.8 million, or 21% of revenues from $5.5 million, or 23% of revenues for the nine months ended January 31, 1999. The increase is primarily attributable to increased salary expenses for sales and administrative personnel and increased commissions to sales representatives.

        Net Interest Income (Expense). Net interest expense decreased by 5% to $127,000 for the quarter ended January 31, 2000 from $134,000 for the quarter ended January 31, 1999. The decrease is primarily related to the decreased average outstanding borrowings and reductions in the effective interest rate. Net interest expense for the nine months ended January 31, 2000 decreased 33% to $416,000 from the net interest expense of $622,000 for the nine months ended January 31, 1999. The decrease is primarily related to the decreased average outstanding borrowings and reductions in the effective interest rate.

        Income Tax Provision. As a result of the Company's losses in previous fiscal years, the provision for income taxes remained at zero for the quarter ended January 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash increased $1.5 million to $3.4 million as of January 31, 2000 from $1.9 million as of April 30, 1999. The increase was primarily attributable to profits from the Company's operations and an increase of $.5 million in the amount borrowed from the bank.

        Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime plus 3.5% (12.0% at January 31, 2000). As of January 31, 2000, the Company had approximately $3.4 million of secured loans owed to its bank. As of January 31, 2000, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $1.6 million additional cash and had cash on hand of $3.4 million. The Company is also indebted to other creditors in the amount of approximately $4.0 million. This amount is principally comprised of amounts owed for wafers and inventory processing. Additionally, although the Company is current on the payments due under its various leases of facilities and equipment, as a result of its recent financial condition, the Company had been in violation of certain terms of its leases. Effective April 1999, the Company obtained a letter of forbearance from the principal equipment lessor agreeing to not take any action on the then existing condition of default through April 2000. As a result of its more recent operating results, the Company is no longer in violation of any of its loan or lease covenants and it does not presently appear that the Company will need to negotiate an extension of any forbearance agreement.

        On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. In May 1999, the remaining balance of $0.8 million due under the note was paid in full and a new note for $0.7 million was issued bearing interest at a rate of 12.25% and requiring monthly payments of $75,000. In November 1999, the Company paid the balance of the note in advance of the agreed schedule.

        The Company's operating results in past years have consumed substantial amounts of cash. The reduction in cash has also placed restrictions on wafer purchases which, during the fourth quarter of fiscal 1998, resulted in the cancellation of some customer sales orders. In fiscal 1999, the Company received gross proceeds of $2.5 million from the sale of 5,500,000 shares of its Common Stock in two private placements to the same investor, Elex, NV. Management believes, however, that it may require additional cash from similar or related private placements or other sources of liquidity to meet the Company's projected working capital and other cash requirements for fiscal 2000 and beyond and is currently considering other possible sources of liquidity.

        As a result of these circumstances, the Company's independent accountants' opinion on the Company's April 30, 1999 consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

        Although management believes the Company may have sufficient working capital resources to continue its operations, the Company is considering seeking additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all. If the Company is not successful in raising additional capital the Company can not reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with reductions in operating expenses and limited capital expenditures, will permit the Company to continue operations.

YEAR 2000 DISCLOSURE

        The "Year 2000 Issue" (or "Y2K") is the result of computer hardware and software programs that were written using two digits rather than four to define the applicable year. If the Company's various computer programs with date-sensitive functions are not year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process various financial transactions such as invoicing to customers and payments to vendors, track inventories or design new products. During 1998 through 1999, the Company incurred expenses of approximately $15,000 related to year 2000 issues. As of January 31, 2000, the Company has not directly or indirectly through customers or vendors encountered any significant problems associated with year 2000 issues and the Company continues to review all computer related activities for any potential issues. The Company cannot make any assurances that all future issues associated with year 2000 have been identified or completely resolved.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

        THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL YEAR ENDING APRIL 30, 2000, FOR THE FISCAL QUARTER ENDING APRIL 30, 2000, AND FUTURE FISCAL YEARS AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

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

        Dependence on a Sole Source Manufacturer. The Company does not manufacture the semiconductor wafers used for its products. Oki has supplied wafers to the Company since 1987 and is the Company's sole foundry source. The Company does not have a wafer supply agreement with Oki at this time and instead purchases wafers on a purchase order and acceptance basis. The Company's exclusive reliance on this independent foundry involves a number of risks including the risk of inadequate wafer supplies to meet the Company's production needs, the unavailability of or interruption in access to required or more cost effective process technologies, reduced control over delivery schedules, manufacturing yields and costs, and the risks associated with international operations more fully described below. In view of the recent increase in demand for semiconductor products, the Company has not been able to obtain sufficient quantities of wafers from Oki to fulfill some of the recent increased customer demand, a circumstance that is expected to continue in at least the near future. Although the Company has a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. To address the Company's wafer supply concerns, the Company is working on developing a secondary foundry capability with X-Fab at that foundry's facility in Lubbock, Texas. X-Fab is owned by Elex NV which is a 35% shareholder of the Company. The addition of X-Fab as a second foundry source could enable the Company to reduce the risks associated with the sourcing and quantity of its wafer supply and thereby improve control over an important component of its business; however, there can be no assurance that sufficient capacity will be available from X-Fab or another manufacturer. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for the Company could take many months, or longer, and be subject to the other factors described under "Semiconductor Manufacturing Risks" below. The loss of Oki as a supplier, the inability of the Company to obtain additional capacity at Oki or to qualify X-Fab or other wafer manufacturers for desired foundry capacity, or any other circumstances causing a significant interruption in the supply of semiconductor wafers to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Recent Operating Results; Possibility of Future Losses. The Company's operating results for the nine months ended January 31, 2000 would have resulted in a profit of $3.8 million instead of a profit of $5.1 million if they had not included $1.3 million of credits received from vendors as a result of various negotiations and the sale of inventory previously reserved. Additionally, the Company's operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Additionally, the Company's operating results in fiscal 1998 and 1997 resulted in losses of $18.9 million and $4.0 million respectively. The Company's last previous profitable year was the fiscal year ended April 30, 1996. During the fiscal years 1997 through most of 1999 and before, the Company experienced significant negative cash flow from operations. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December 1996 to 50 in January 2000. Although reductions in headcount may help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. There can be no assurance that the Company can continue to generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in such operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. Although the Company has reported profits for the quarter and nine months ended January 30, 2000. There can be no assurance that the Company will continue to sustain profitability.

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

        International Operations. For the nine months ended January 31, 2000 and fiscal years 1999 and 1998 international sales accounted for approximately 62%, 41% and 64%, respectively, of the Company's product sales. The decrease in international sales in 1999 was primarily attributable to the transition in Japan from Marubun, which resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. In fiscal 2000, the Company has been able to reenter certain Far East markets, contributing to the increased international sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. Except for a few sales through the Company's subsidiary in Japan, Nippon Catalyst KK, all sales are invoiced and paid in dollars, reducing the Company's direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan and some payroll and incidental manufacturing supply purchases in Thailand, over 95% of the Company's purchases are in US dollars, minimizing any direct currency fluctuation risk. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories. There can be no assurance these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

        Competition. The semiconductor industry is intensely competitive and has been characterized by rapid price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. Average selling prices in the semiconductor industry generally, and for the Company's products in particular, have decreased significantly and rapidly over the life of each product. The Company expects that average selling prices for its existing products will decline rapidly in the future and that average selling prices for each new product will decline significantly over the life of the product. Declines in average selling prices for the Company's products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease the Company's overall gross margins, could cause a negative adjustment to the valuation of the Company's inventories and could materially and adversely affect the Company's operating results.

        The Company competes with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources than the Company. The can be no assurance that the Company will be able to compete successfully in the future. The Company's more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive attributes; however price competition is significant and expected to continue. Principal competitors with respect to the Company's EEPROM products currently include STMicroelectronics, Fairchild Semiconductor, Atmel and Xicor, all of which have substantially greater resources than the Company.

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

        Flash Memory Market. A significant amount of the Company's net revenues during 1998 and 1999 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's fiscal 1997, 1998 and 1999 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Due to the intense competition, limited development resources and other factors, the Company has not developed any Flash memory devices with more than 2 megabytes of memory while most of its competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997, 1998 and 1999 operating results to continue to adversely affect the Company's future operating results.

        Expected Need for Additional Capital. The Company has incurred significant losses or experienced significant negative cash flow from operations during several recent years. Such negative cash flow has significantly reduced the Company's available capital. During fiscal 1999, the Company was successful in having its lenders agree to waive or forbear taking actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to be in conformance with the terms and conditions negotiated. If the Company is not successful in raising additional capital, in view of the uncertainties relating to arrangements with its bank and other lenders, the Company cannot reasonably assess how long its current cash balances, cash generated from operations and borrowings available under any remaining loans or lines of credit and from equipment financing, even with substantial reductions in operating expenses and capital expenditures, will permit the Company to continue operations. There can be no assurance that the Company will continue to generate sufficient revenue to fund its operations in the absence of additional funding sources. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as deferring payments to vendors and other suppliers, constraints in hiring additional personnel, deferrals of planned expenditures, other expense reductions and other measures. Although such activities help preserve cash and enable the Company to continue operations, the lack of available capital hinders the Company's ability to continue manufacturing, sales, product development and other ongoing operational activities necessary to generating revenues. Such activities can have a material, adverse affect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers further adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be further adversely affected.

        The Company obtained additional capital of $1.5 million in the quarter ended July 31, 1998 and $1.0 million equity financing in the quarter ended October 31, 1998. The Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that additional funding will continue to be available at acceptable terms, if at all. If the Company is successful in raising additional funds through the issuance of equity securities, existing stockholders of the

Company would likely experience substantial dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. If adequate funds are not available or are not available on acceptable terms, further reductions in the Company's operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

        Delinquency to Customers. Due to the constraints in the Company's wafer supply, it has been unable to fulfill all its customers' orders according to the schedule originally requested. Although the Company is striving to increase its supply of wafers and communicate to its customers the scheduled delivery dates that it believes that it can reasonably expect to meet, there can be no assurance that the customers will accept the alternative delivery date or not seek cancellation of its outstanding orders. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in recent fiscal years).

        Reoccurrence of Defaults under Outstanding Loans; Risk of Bankruptcy. The Company had approximately $3.4 million of secured loans owing to its bank at January 31, 2000. As a result of the Company's financial condition and results of operations in 1998, the bank had determined that the Company was in default under various provisions of the loan agreement that would entitle the bank to terminate the loan agreement and declare the loans immediately due and payable. The Company was able to obtain letters of forbearance from the bank agreeing not to take any action with respect to the existing defaults until March 1999. In that regard, the Company received $2.5 million in equity financing during fiscal 1999. In March 1999, the bank credit line automatically renewed and in April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth, to allow the Company to be in compliance at April 30, 1999. As a result of the Company's limited cash resources, the Company may seek to obtain additional equity or other funding to increase the cash available for operations and other purposes. There can be no assurance that efforts to obtain additional funding will be successful or, if successful, on terms acceptable to the Company. The Company is also indebted to other creditors in the amount of approximately $4.0 million. Due to its poor performance in fiscal 1998 and fiscal 1999 and the resulting net worth deficiency, the Company has had to negotiate forbearance agreements with its bank and principal lessor. Although recent results have cured such conditions, there can be no assurance that such conditions will not recur, requiring the resumption of negotiations with the Company's principle creditors and increased borrowing expenses associated with forbearance agreements or waivers of default necessary for continued operations.

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

        Limited Market for the Company's Securities. The Company's common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 required by the NASDAQ stock exchange for continued listing. The Company's stock has been trading on the Over-The-Counter Bulletin Board market since the delisting action. The over the counter market is generally less visible to investors and fails to meet the liquidity requirements of some major commercial, institutional and private investors. As a result of recent operating results, recent increases in the trading price of the Company's common stock and other conditions, management believes that the Company's stock now meets the qualifications for being listed on the NASDAQ SmallCap market. The Company intends to submit a request that its securities be listed but is unable to ascertain the amount of time NASDAQ will take to consider such application. Additionally, the Company cannot be certain that NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on the part of the Company's management and legal representatives to adequately demonstrate and verify the Company's qualifications.

        Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. For the nine months ended January 31, 2000, shipments to Future Electronics, Inc. a distributor headquartered in Canada and two distributors located in the Far East, Yosun Industrial Corp. and Memec (Asia Pacific) Ltd. each represented more than ten percent of the Company's revenues (12%, 11% and 11% respectively). During fiscal years 1999 and 1998, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (0% and 21%, respectively). In December 1997, Marubun resigned as a distributor effective in or about March 1998. The Company has been working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may not completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

        Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities and is effective for all fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. We believe the adoption of this statement will not have a significant effect on the Company's financial position and results from operations. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

                          CATALYST SEMICONDUCTOR, INC.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27      Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed during the quarter ended January 31, 2000.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.



Date:  March 15, 2000               By: /s/ Radu M. Vanco
       --------------                   ----------------------------------------
                                    Radu M. Vanco
                                    President and Chief Executive Officer



Date:  March 15, 2000               By: /s/ Thomas E. Gay III
       --------------                   ----------------------------------------
                                    Thomas E. Gay III
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit #      Description
---------      -----------
   27.1        Financial Data Schedule