Form 10-K
period 2000-04-30
CATALYST SEMICONDUCTOR INC
filed 2000-07-27
CIK 899636

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of Registrant, as of June 9, 2000, was approximately $106 million (based upon the average of the closing bid and asked price for shares of Registrant's Common Stock as reported by the OTC Bulletin Board for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Registrant's Common Stock outstanding as of July 14, 2000 was 16,291,308.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CATALYST SEMICONDUCTOR, INC.

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                  PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   12
Item 6.   Selected Consolidated Financial Data........................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Cumulative Disclosures about Market Risk...   24
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25

                                  PART III

Item 10.  Directors and Executive Officers of Registrant..............   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   27
Signatures............................................................   30
Index to Consolidated Financial Statements............................  F-2

                          CATALYST SEMICONDUCTOR, INC.

                                     PART I

ITEM 1. BUSINESS

     Catalyst Semiconductor Inc. (Catalyst, the Company or Registrant) designs, develops and markets a broad range of programmable IC products serving the micro-controller applications market. Such applications include communication, computing, industrial automation, consumer and automotive. The Company's product portfolio includes serial and parallel Flash/electrically erasable programmable read only memories (EEPROM), programmable micro-controller supervisory and voltage reference circuits and mixed signal devices. The Company was formed as a California corporation in October 1985 and was reincorporated in Delaware in May 1993. The Company's principal offices are located at 1250 Borregas Avenue, Sunnyvale, California 94089 and its telephone number at that address is (408) 542-1000.

     The Company has sought to enhance its internal design and process technology expertise through strategic relationships with leading semiconductor manufacturers and currently subcontracts the fabrication of its semiconductor wafers through Oki Electric Industry Co., Ltd. (Oki) in Japan and X-Fab Texas, Inc. (Xfab) in Lubbock, Texas. These relationships enable the Company to draw upon its foundries' expertise in high volume semiconductor manufacturing. For example, the Company has integrated the designs and processes for the manufacture of its Flash memory products with Oki's fine line-width, high density CMOS processes used for high volume Dynamic Random Access Memory (DRAM) manufacture.

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. As recently as fiscal 1999, the market for certain Flash and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. More recently, the market demand for some of the Company's products has been greater than the supply available resulting in price stability and, for certain products, price increases. In the future, the Company could experience a resumption of the downward trend in product pricing which could adversely affect the Company's operating results.

     During fiscal 2000, the Company's operations improved significantly, primarily due to an improvement in market conditions. The semiconductor market has rebounded from a cyclical decline which has had a favorable impact on the Company's revenues and gross margins. Further, reductions in product costs and operating expenses, which were realized due to a cost reduction program by management, has had a favorable impact on profitability.

     Total revenues for the quarter and the fiscal year ended April 30, 2000 were $17.1 million and $49.5 million, respectively, compared to revenues of $8.1 million and $32.0 million for the comparable periods of the prior year. In addition, the Company earned net profits for the quarter and for the year ended April 30, 2000 of $4.9 million and $10.0 million respectively, compared to net income of $0.9 million and $0.2 million for the comparable periods in the prior year. During fiscal 2000, the Company benefited from an $0.8 million credit from a vendor in return for the successful payment of a settlement agreement in the second fiscal quarter and a credit of $0.4 million from the sale of previously reserved inventory in the first quarter. During fiscal 1999, the Company received the benefit of an aggregate of $1.7 million in credits and adjustments as the result of various negotiations and settlements with vendors including the following three adjustments: (i) in the first fiscal quarter, renegotiation of amounts due under a licensing agreement resulted in $0.5 million reduction to cost of sales; (ii) in the second quarter, $0.7 million was credited to the Company in return for payment of $7.0 million due under an inventory purchasing arrangement; and (iii) in the fourth quarter, $0.5 million benefit was recognized as the result of successful payment of amounts due under the terms of a licensing agreement settlement. The Company's last previous profitable year was the fiscal year ended April 30, 1996.

     The Company has taken many steps to reduce its operating expenses including negotiation of reduced costs from vendors, developing more efficient methods of manufacture and reducing its number of full time equivalent employees from 71 in December 1996 to 55 in April 2000. This reduction in employees has in part been accomplished by subcontracting certain engineering activities to Lxi Corporation (see Certain Relationships and Related Transactions) and certain other operations and manufacturing activities to NS Electronics Bangkok (1993) Ltd. (NSEB) and Trio-Tech International (Trio-Tech) in Bangkok. There can be no assurance that the Company will be able to sustain the profitability it has experienced in the last six quarters.

     As of April 30, 2000, the Company had approximately $2.0 million of secured loans owed to its bank. As of April 30, 2000, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $3.0 million additional cash and had cash on hand of $6.2 million. For the period from January 1998 through March 1999, as a result of the Company's financial condition and results of operations, the bank had determined that the Company was in default under various provisions of the loan agreement that would have entitled the bank to terminate the loan agreement and declare the loans immediately due and payable. During that period, the Company obtained letters of forbearance from the bank taking any action with respect to the existing conditions of default. In April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth such that the Company has been in compliance since April 30, 1999. The Company is currently also indebted to other creditors in the amount of approximately $6.7 million and is current with all vendors. This amount is comprised of approximately $5.6 million for wafer production and inventory processing and approximately $1.1 million for other goods and services.

     The Company markets its products through a direct sales force and a worldwide network of independent distributors and sales representatives. For the year ended April 30, 2000, international sales represented 60% of product sales. End user customers of the Company's products include Cisco, Compaq, Fujitsu, Hewlett Packard, IBM, Matsushita Communications, Motorola, Quantum, Siemens and Sony.

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

     The different NVM semiconductor devices that the Company sells are reprogrammable NVM devices such as electrically erasable programmable read only memory (EEPROM), nonvolatile random access memory (NVRAM) and Flash memory. Each successive generation of NVM memory offers increasing functionality, flexibility and performance.

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

     NVRAMs. NVRAMs consist of a Static Random Access Memory (SRAM) device and an EEPROM incorporated in a single semiconductor die. This enables the device to provide both the high speed data transfer rates and read/write rates typical of volatile SRAMs and the memory retention of NVMs when the system power is off. However, the complexity of NVRAM devices, which typically utilize 8 transistors per cell, makes them too costly for most commercial applications. Accordingly, NVRAMs are generally limited in application to critical, high-performance systems, such as antilock braking systems.

     Flash Memory. Flash EEPROMs, or Flash memories, combine the benefits of high-speed data alterability and data transfer rates and, potentially, the low cost manufacturability of volatile memory, with the flexibility and continuous data retention of NVM. Flash memory products can potentially be manufactured with storage densities as great as DRAM densities and thereby achieve manufacturing costs approaching the low cost of DRAMs. In addition, the architecture of Flash memory potentially permits data alterability and transfer rates as fast as DRAMs. Flash memory exhibits certain limitations as compared to DRAMs, including a finite life span of read/write cycles, which limits its use in computer main memory applications. However, Flash memory is being designed into a wide variety of applications beyond the traditional application of NVM in fixed program and data storage, and into applications in dynamic data storage due to its nonvolatility, high storage densities, rapid access speed and decreasing cost.

PRODUCTS AND APPLICATIONS

     Catalyst provides a broad range of NVM products, including serial and parallel EEPROMs, Flash memories, NVRAMs and mixed signal products. The Company's principal product lines are as follows:

     Serial EEPROM. The Company offers a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the Inter-Integrated Circuit (I(2)C) bus interface of Philips Electronics, the Microwire interface protocol of National Semiconductor and the Serial Peripheral Interface (SPI) bus protocol. Additionally, Catalyst offers 4-wire bus interface protocol type products and secure access designed devices for applications requiring security lock for data protection. Products are offered in wide density (1K to 256K) and voltage (1.8V to 6V) ranges. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are disk drives, modems, cellular phones, VCRs, CD players, hearing aids, PCMCIA cards, cordless phones, laser printers, computers and pagers.

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

     Flash Memory. The Company currently offers Intel-licensed, 12-volt Flash memory devices in densities ranging from 256 kilobit to 2 megabit (Mb). The Company's BIOS Flash family is targeted toward personal computer OEMs for BIOS code storage. This family includes Intel-licensed boot block and bulk erase technologies available in 1 Mb and 2 Mb densities. The Company's 1 Mb wordwide (x16) Flash memory product is targeted at disk drive applications. There can be no assurance that the Company will receive additional significant orders for this product or that it will achieve more widespread market acceptance.

     NVRAMs. NVRAMs consist of an SRAM and an EEPROM incorporated onto a single semiconductor die. NVRAMs provide superior performance over other NVM products and are ideal for applications that require high speed read/write operations with nonvolatile memories, including parallel processing controllers for LANs and antilock braking systems.

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

     The Company has recently developed and introduced the following two product lines. However, in fiscal 2000, the revenue contribution has not been material.

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

SALES AND DISTRIBUTION

     The Company markets its products through a direct sales force and a network of independent distributors and sales representatives. In addition to its Sunnyvale headquarters facility, the Company has domestic sales employees in Southern California, Connecticut, Georgia and Illinois and international sales offices in Germany, England and Taiwan. Sales offices support both original equipment manufacturers (OEM) and distributors. In addition, Nippon Catalyst K.K., the Company's subsidiary in Japan, works closely with the Company's principal foundry and Japanese distributors and OEM customers.

     The Company seeks to develop strategic relationships with major OEMs and other customers. The Company offers a broad range of NVM devices compatible with the most common industry standards and also works closely with customers to provide semi-custom solutions to address individual customers' needs. In fiscal 2000, the Company shipped products directly or through its distribution network to customers in the computer, consumer electronics, telecommunications, automotive, data communication and other industries. OEM customers of the Company's products include Cisco, Compaq, Fujitsu, Hewlett Packard, IBM, Matsushita Communications, Motorola, Quantum, Siemens and Sony.

     During fiscal 2000, three customers exceeded ten percent of the Company's revenue. Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc., a distributor principally in North America and Yosun Industrial Corp., a reseller located in Taiwan received 13%, 12% and 11%, respectively of the Company's shipments during fiscal 2000. During fiscal 1999, no customer represented more that ten percent of Catalyst's product revenue. During fiscal 1998, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (21% of product revenues). Marubun resigned as a distributor effective in or about March 1998. International product sales represented approximately 60%, 41% and 63% of the Company's product sales in fiscal 2000, 1999 and 1998, respectively. The increase in percentage of international sales in fiscal 2000 is primarily attributable to increased sales in the

Far East due to increased market demand and the Company's ability to be more competitive in the region as a result of certain cost reductions. The decrease in percentage of international sales in fiscal 1999 was primarily attributable to the resignation of Marubun at the end of fiscal 1998. The Company has taken steps to address this problem by appointing Internix Inc., Unidex Inc. and USC Corporation as distributors in Japan. However, there can be no assurance that these distributors will effectively replace the loss of sales formerly contributed by Marubun. International sales are primarily billed in U.S. dollars. Due to the magnitude of its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the value of the U.S. dollar, which could increase the sales price of the Company's products in local currencies, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws.

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

MANUFACTURING

     The Company subcontracts the manufacture of all of its products through independent semiconductor manufacturers, primarily through Oki and Xfab, its semiconductor fabricators and NSEB, its principal provider of assembly and test services. The Company also subcontracts certain production planning, product engineering, shipping, and tape and reel activities to NSEB and Trio-Tech in Bangkok, Thailand, which aggregately utilize the services of approximately 66 people in performing these services for the Company. The Company has designed its proprietary circuit designs and fabrication processes to operate within the overall semiconductor manufacturing processes of its contract manufacturers. The Company's designs are manufactured utilizing Oki's processes developed for high volume and high yield production of DRAMs. The Company also endeavors to develop its processes in a manner that permits the manufacture of its products in the fabrication facilities of different semiconductor manufacturing suppliers. During the fourth quarter of fiscal 2000, the Company made the first volume shipments of products fabricated at Xfab. Xfab is owned and operated by Elex NV, the Belgian holding company that owns 33.8% of the outstanding shares of the Company. If the Company were forced to switch more of its manufacturing from Oki, its production and delivery of products would be delayed which could adversely affect the Company's business, financial condition and results of operations.

     Manufacturing semiconductor products is a highly complex process that is sensitive to a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. While the Company believes that it has suppliers willing to provide an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, the Company's outside foundries have from time to time experienced lower than anticipated production yields. There can be no assurance that manufacturing problems will not occur in the future. The loss of Oki as a supplier, any prolonged inability to obtain adequate yields or deliveries from Oki or other subcontractors or manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's operating results. The Company currently purchases wafer supplies under arrangements with Oki and Xfab. The Company also has a purchase agreement with UMC for certain Flash products which runs through February 2006. Due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. The Company's ability to purchase wafers is also subject to having sufficient cash or credit to pay for those wafers. During fiscal 1998 and the first half of fiscal 1999, the Company's financial condition impaired the Company's ability to purchase necessary wafer supplies. See "Management's Discussion and Analyses of Financial Condition and Results of Operations -- Results of Operations," and "-- Liquidity and Capital Resources."

     The Company performs circuit assembly and test primarily through subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual dies, which are then assembled into packages and tested in accordance with procedures developed by the Company. Following assembly, the packaged devices are further tested and inspected pursuant to the Company's quality assurance program prior to shipment to customers. The majority of such assembly and test services are provided by NSEB in Bangkok, Thailand, OSE in the Philippines and Taiwan, ASE in the Philippines and Taiwan and ChipPAC in China. While the timeliness, yield and quality of semiconductor deliveries from the Company's suppliers have been acceptable to date, there can be no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain adequate yields or deliveries from these manufacturers, or any other circumstance that would require the Company to seek alternate sources of supply, could delay shipments. Any significant delays would have an adverse effect on the Company's operating results. Failure to have such services available would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESEARCH AND DEVELOPMENT

     The Company continues to invest significant sums in research and development to improve its fabrication processes and develop additional products with higher performance and reliability, lower voltage requirements, smaller die sizes and improved manufacturability. The Company's efforts include the development of successive generations of its EEPROM and Flash memory products, scaled to smaller geometries, mixed signal, and micro-controller supervisory circuits with embedded EEPROM technologies. As of April 30, 2000, the Company employed 15 persons in research and development activities, compared to 11 and 13 as of April 30, 1999 and 1998, respectively. Additionally, six of the subcontracted personnel at NSEB provided manufacturing engineering services as of April 30, 2000. The Company invested $2.8 million, $2.3 million and $4.5 million in research and development activities in fiscal 2000, 1999 and 1998, respectively.

     In addition, the Company has an arrangement to obtain engineering services from of Lxi Corporation, a California corporation (Lxi), a provider of engineering services. As of April 30, 2000, Lxi provided engineering services through its wholly owned Romanian subsidiary, Essex com SRL that were the equivalent of approximately 13 engineers to perform work on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Such engineering services are sometimes difficult to obtain in the local area and the arrangement with Lxi reduces the costs of hiring, training and supporting a larger number of engineers to work directly for the Company. Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the fiscal years ended April 30, 2000 and April 30, 1999 the Company recorded $534,000 and $437,000 respectively of engineering fees to Lxi for engineering design services. As of April 30, 2000 the total amount owed to Lxi was $167,000. Messrs. Vanco, Voicu and Gay received no payments during the fiscal years ended April 30, 2000 and April 30, 1999, except Mr. Gay who received $1,200 from Lxi during 1999. Such payment to Mr. Gay was made for services rendered prior to his joining the Company in connection with his duties as Treasurer of Lxi. Mr. Gay resigned such position immediately prior to joining the Company. Mr. Gay continues to serve as a director of Lxi.

PATENTS AND LICENSES

     As of April 30, 2000, the Company owned fifteen U.S. patents, one international patent and had one additional U.S. patent application pending. The process of seeking patent protection can be expensive and time consuming. There can be no assurance that patents will issue from pending or future applications, or that if patents are issued they will provide meaningful protection or other commercial advantage to the Company.

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

     The Company has entered into cross license agreements with Oki and Seiko granting them nontransferable rights to produce certain products, in exchange for royalty payments. See "Manufacturing." The Company is not currently receiving any royalties under these licenses. In August 1995, the Company entered into an agreement with Intel Corporation that provides Catalyst with a license to Intel's Flash memory and EEPROM technology in exchange for royalty payments. Such payments to Intel for EEPROM technology ceased in July 1998 and the payments for Flash technology will continue through June 2000. In addition, in February 1996, the Company also entered into an agreement with UMC, granting UMC rights to produce certain products in exchange for the provision of certain wafer capacities and certain other license rights. In addition, as a part of such arrangement UMC purchased 650,000 shares of the Company's Common Stock for cash consideration of $3.7 million.

COMPETITION

     The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. The Company competes with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution and other resources.

     The Company's more mature products, such as EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive factors. Price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include STMicroelectronics, Atmel, Fairchild Semiconductor and Xicor, as well as one of the Company's foundries, Oki, all of which have substantially greater resources than the Company.

     The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly in fiscal 1997, fiscal 1998 and fiscal 1999, intense price competition. There can be no assurance that the Company will be able to compete successfully in the future against its competitors for Flash products business.

EMPLOYEES

     As of April 30, 2000, the Company had 55 employees, of whom 15 were engaged in research and development. The Company's future success will depend on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS AND KEY PERSONNEL

     The executive officers and certain key personnel of the Company are as follows:

               NAME                  AGE                      POSITION(S)
               ----                  ---                      -----------
Radu M. Vanco......................  50     President, Chief Executive Officer and Director
Jerry L. DaBell....................  53     Vice President of Business Development
Thomas E. Gay III..................  51     Vice President of Finance and Administration
                                            and Chief Financial Officer
Bassam I. Khoury...................  40     Vice President of Marketing
Irv Kovalik........................  63     Vice President of Sales
Gelu Voicu.........................  50     Vice President of Engineering and Manufacturing
Barry Wiley........................  63     Vice President of Programmable Analog Business
                                            Unit

     Mr. Vanco has served the Company as President and Chief Executive Officer since March 1998 and as a director since November 1995. From October 1996 to March 1998 he served as Executive Vice President of Engineering, from October 1996 to December 1997 as Chief Operating Officer, and from November 1992 to October 1995 as Vice President, Engineering. From 1991 to 1992, Mr. Vanco served as product line director at Cypress Semiconductor. From 1985 to 1991, Mr. Vanco held various technical and management positions at SEEQ Technology, Inc. Mr. Vanco holds a M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

     Mr. DaBell has served the Company as Vice President of Business Planning since June 2000. He was formerly Sr. Vice President of Product Development at IMP, a manufacturer of integrated circuits for power management and a provider of semiconductor foundry services. Mr. DaBell joined IMP in 1988 and was responsible for product development and other business, marketing and engineering functions. From 1973 to 1988 he served as Director of Strategic Marketing and held various engineering positions at American Microsystems, Inc., a semiconductor company. He holds a masters degree in electrical engineering from Brigham Young University. Mr. DaBell has tendered his resignation to be effective July 21, 2000.

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

     Mr. Wiley has served the Company as Vice President, Programmable Analog Business Unit since September 1999 when he joined the Company. From July 1997 to September 1999 he was Vice President Marketing and Sales for IMP, Inc., a manufacturer of semiconductors. From August 1985 to January 1996, he was Vice President, Marketing and Sales for Cherry Semiconductor Corp. Mr. Wiley holds a MBA from the Harvard School of Business Administration and a MA in Physics from the University of Southern California.

INSURANCE

     Catalyst presently carries various insurance coverages including, but not limited to, property damage, workers' compensation, directors and officers liability, business interruption and general liability.

ITEM 2. PROPERTIES

     The Company rents its 42,500 square foot principal facility in Sunnyvale, California, pursuant to a lease that expires in July 2006. As permitted in the lease, the Company has subleased out to two companies a total of 17,000 square feet of such office space which it does not need at this time. The subleases will expire in August and October 2001. The Company also has domestic sales offices in Southern California, Connecticut, Georgia and Illinois and international sales offices in England, Germany, Japan and Taiwan. The Company believes that its existing facilities are adequate to meet its current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     On June 26, 1998 Micro-Comp Industries filed a complaint against the Company in Santa Clara County Superior Court. The complaint alleged that the Company failed to pay for integrated circuits delivered to the Company by UMC and sought $1.6 million in damages. The Company filed an answer and cross-complaint in July 1998. In April 1999, the parties agreed to settle their complaints. The settlement terms required the Company to make an immediate payment of $0.4 million and eight monthly payments of $50,000 each (an aggregate of an additional $0.4 million) with the final payment made in December 1999. The Company met such payment schedule and paid off the remaining balance in October 1999. The successful completion of the payments due under the agreement resulted in a credit to income of $0.8 million for the Company which was recognized in the quarter ended October 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended April 30, 2000.

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

                                                             HIGH    LOW
                                                             ----    ---
FISCAL YEAR ENDED APRIL 30, 1999
  Quarter ended July 31, 1998..............................      29/32   15
  Quarter ended October 31, 1998...........................      1/2    3/
  Quarter ended January 31, 1999...........................      9/16    3/
  Quarter ended April 30, 1999.............................      1/2    19

FISCAL YEAR ENDED APRIL 30, 2000
  Quarter ended July 31, 1999..............................     1 3/16    19
  Quarter ended October 31, 1999...........................     2 1/2    7/
  Quarter ended January 31, 2000...........................     7 15/16   1 3/64
  Quarter ended April 30, 2000.............................    11      4 5/8

     As of June 30, 2000, there were approximately 139 registered holders of record of the Company's Common Stock including a number of holders who are nominees for an undetermined number of beneficial holders.

     No cash dividends have been declared or paid by the Company on the Common Stock and the Company does not anticipate paying any such dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In May 1998, the Company sold 1,500,000 shares of its Common Stock to a corporate investor in a private placement transaction at $1.00 per share for cash consideration of $1,500,000. There were no sales discounts or commissions paid. In September 1998, the Company sold 4,000,000 additional shares of its Common Stock to the same corporate investor in a private placement transaction at $.25 per share for cash consideration of $1,000,000. The Company retained a consultant for $60,000 to render an opinion as to the fairness of the pricing of the transaction. The offer and sale of the securities in both transactions was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The proceeds of such offerings were used for general corporate purposes. In connection with such issuances, the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company stock or taking actions to control the Company.

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

                                                          YEAR ENDED APRIL 30,
                                          ----------------------------------------------------
                                           2000       1999        1998       1997      1996(1)
                                          -------    -------    --------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues............................  $49,527    $31,987    $ 34,579    $47,094    $60,186
Cost of revenues........................   26,837     20,909      39,025     36,720     42,199
                                          -------    -------    --------    -------    -------
Gross profit (loss).....................   22,690     11,078      (4,446)    10,374     17,987
Operating expenses:
  Research and development..............    2,846      2,335       4,462      5,771      4,407
  Selling, general and administrative...    9,042      7,718       9,111      8,437      9,733
                                          -------    -------    --------    -------    -------
Income (loss) from operations...........   10,802      1,025     (18,019)    (3,834)     3,847
Interest income (expense), net..........     (492)      (802)       (847)      (205)      (225)
                                          -------    -------    --------    -------    -------
Income (loss) before income taxes.......   10,310        223     (18,866)    (4,039)     3,622
Income tax provision....................      300         --          --         --         48
                                          -------    -------    --------    -------    -------
Net income (loss).......................  $10,010    $   223    $(18,866)   $(4,039)   $ 3,574
                                          =======    =======    ========    =======    =======
Net income (loss) per share: Basic......  $  0.69    $  0.02    $  (2.28)   $ (0.51)   $  0.44
                                          =======    =======    ========    =======    =======
                               Diluted... $  0.50    $  0.02    $  (2.28)   $ (0.51)   $  0.43
                                          =======    =======    ========    =======    =======
Weighted average common shares: Basic...   14,552     12,189       8,263      7,918      8,144
                                          =======    =======    ========    =======    =======
                                     Diluted...  19,974  13,678    8,263      7,918      8,241
                                          =======    =======    ========    =======    =======

                                                                APRIL 30,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997      1996(1)
                                           -------    -------    -------    -------    -------
BALANCE SHEET DATA:
Cash and cash equivalents................  $ 6,205    $ 1,852    $   534    $ 2,695    $ 2,966
Total current assets.....................   21,087      9,627     16,105     28,646     36,225
Total assets.............................   22,943     11,566     18,939     32,553     39,275
Total current liabilities................   12,378     12,697     22,307     16,631     21,194
Long-term debt and capital lease
  obligations............................       64         81        501      1,885        571
Stockholders' equity (deficit)...........   10,501     (1,212)    (3,869)    14,037     17,510

---------------
(1) In February 1996, the Company changed its fiscal year end from March 31 to April 30 of each year. The first such fiscal year began on May 1, 1995 and ended on April 30, 1996.

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

OVERVIEW

     Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000, the Company reduced its manufacturing costs, increased the efficiency of its manufacturing operations and the selling prices for certain products that the Company produces increased, contributing to the increased gross margin percentages. The Company could experience an increase in its manufacturing costs and a downward trend in product pricing in the future which could adversely affect the Company's operating results.

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO FISCAL YEAR ENDED APRIL 30,
1999

     Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales are made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues increased by 55% to $49.5 million in fiscal 2000 from $32.0 million in fiscal 1999. The increase was primarily attributable to an increase in sales of the Company's EEPROM products and price increases caused by excess demand and other favorable industry-wide conditions. Shipments of the Company's EEPEOM devices increased by $18.3 million to $40.5 million or 82% of revenues in fiscal 2000 compared to $22.2 million or 69% of revenues in the prior year. The increase is attributable to improved market conditions and increased wafer supplies from the Company's foundry service providers. Shipments of the Company's Flash memory devices increased by $1.3 million to $9.0 million or 18% of revenues in fiscal 2000 compared to $7.7 million or 24% of revenues in the prior year. The increase in Flash product sales is attributable to increases in the average selling price (ASP) for such products. International sales contributed 60% of net product sales in fiscal 2000 as compared to 41% in fiscal 1999. The increase in international revenues is attributable to the Company's ability to compete effectively at the low prices prevalent in certain markets in the Far East. All sales of the Company's products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit (Loss). Gross profit for fiscal 2000 was $22.7 million or a gross margin of 46% compared to gross profit of $11.1 million or a gross margin of 35% for fiscal 1999. The increase in gross profit is primarily attributable to increased revenues, reduced production costs, increased selling prices and $1.2 million in credits from a settlement with a vendor and the sale of inventory that had been previously reserved. This compares to $1.7 million in credits received from various negotiations and settlements with certain vendors in fiscal 1999. In the first quarter of fiscal 1999, renegotiation of amounts due under a licensing agreement resulted in a $0.5 million reduction to cost of sales. In the second quarter of fiscal 1999, $0.7 million was credited to the Company in return for payment of $7.0 million due under an inventory purchasing arrangement. In the fourth quarter of fiscal 1999, $0.5 million benefit was recognized as the result of successful payment of amounts due under the terms of a licensing agreement settlement. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. The increase in gross margin percentage is due to decreased price per unit wafer, assembly and testing costs and the Company increasing the level of sales of products with higher gross margins. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and are paid mostly on 90 day terms, minimizing the effects of currency fluctuations.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased 22% to $2.8 million in fiscal 2000 from $2.3 million in fiscal 1999. The increase was primarily attributable to a $0.4 million increase in personnel related expenses. As of April 30, 2000, the Company employed 15 persons in research and development activities, compared to 11 as of April 30, 1999. As a percentage of revenues, R&D expenses decreased to 6% from 7%. This decrease was primarily attributable to the increase in revenues.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and director and officer (D&O) insurance. SG&A expenses increased 17% to $9.0 million in fiscal 2000 from $7.7 million in fiscal 1999. This increase was primarily attributable to a $1.3 million increase in personnel related expenses. As a percentage of revenues, SG&A expenses decreased to 18% from 24%. The primary reason for the decrease in the percentage of revenue is the increase in revenues.

     Net Interest Expense. Net interest expense decreased by 39% to $492,000, or 1% of revenues, in fiscal 2000, as compared to $802,000, or 3% of revenues, in fiscal 1999. The decrease in net interest expense is primarily attributable to decreased borrowing from lenders and increased interest earnings from the increased cash on hand. The decrease in interest expense as a percentage of revenues was attributable to decreased borrowing and the increase in revenues.

     Income Tax Provision. The provision for income taxes was $0.3 million in fiscal 2000 compared to zero provision for taxes in fiscal 1999. While the Company has considerable tax credits available as a result of previous losses, there are limitations on the amount of such benefit available to offset profits earned due to alternative minimum tax.

     As of April 30, 2000 the Company had available net operating loss carryforwards of approximately $22.8 million and credit carryforwards of approximately $0.7 million for federal tax purposes, which begin to expire in fiscal 2004. Availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

     FISCAL YEAR ENDED APRIL 30, 1999 COMPARED TO FISCAL YEAR ENDED APRIL 30,
1998

     Revenues. Total revenues decreased by 8% to $32.0 million in fiscal 1999 from $34.6 million in fiscal 1998. The decrease was primarily attributable to a decrease in sales of the Company's Flash products, the resignation of the Company's Japanese distributor, price erosion caused by excess supply and other adverse industry-wide conditions. Shipments of the Company's Flash memory devices decreased by $9.3 million to $7.7 million or 24% of revenues in fiscal 1999 compared to 49% of revenues or $17.0 million in the prior year. The decrease in Flash product sales is attributable to ASP erosion. Marubun, the Japanese distributor which resigned effective the end of fiscal 1998, represented sales of approximately $7.2 million or 21% of total revenues in fiscal 1998, compared to revenues of $1.1 million through replacement distributors in fiscal 1999. Additionally, the Company was unable to purchase sufficient wafers during the fourth quarter of fiscal 1998 due to lack of working capital, contributing to an inability to fill some orders in a timely manner in the first quarter of fiscal 1999. The Company was reliant upon receiving and fulfilling orders within the same quarter to meet or exceed its current revenue levels. A continuation of weak demand, capital deficiencies and price erosion for the Company's products could lead to poor operating results. In May and June of 1998, the Company received substantial cancellations of the backlog existing at fiscal 1998 year end. International sales contributed 41% of net product sales in fiscal 1999 as compared to 64% in fiscal 1998. The decrease in international revenues was attributable to the loss of the Company's Japanese distributor and the Company's inability to compete effectively at the low prices prevalent in certain markets in the Far East. All sales of the Company's products were in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit (Loss). Gross profit for fiscal 1999 was $11.1 million or a gross margin of 35% compared to a gross loss of $4.4 million or a negative gross margin of 13% for fiscal 1998. The increase from a gross loss of $4.4 million to a gross profit of $11.1 million is primarily attributable to decreased costs of wafers, assembly and testing services and $1.7 million in credits received from various negotiations and settlements with certain vendors in fiscal 1999, compared to $7.5 million in charges taken in fiscal 1998 for inventory valuation adjustments and other costs of reworking and expediting inventory. In the first quarter of fiscal 1999, renegotiation of amounts due under a licensing agreement resulted in a $0.5 million reduction to cost of sales. In the second quarter of fiscal 1999, $0.7 million was credited to the Company in return for payment of $7.0 million due under an inventory purchasing arrangement. In the fourth quarter of fiscal 1999, $0.5 million benefit was recognized as the result of successful payment of amounts due under the terms of a licensing agreement settlement. The inventory valuation adjustments in 1998 were primarily due to the rapid decrease in demand for and the selling prices for the Company's products. In addition, the Company's ability to forecast future demand and selling prices diminished. As a result of a reduction in estimated demand for the Company's products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company's Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. Additionally, certain masks valued at $0.6 million and other manufacturing assets valued at $0.2 million associated with the production of the Company's inventory were written off in 1998. The increase in gross margin is due to decreased per unit wafer, assembly and testing costs, the $1.7 million in credits from vendors and the Company reducing the level of sales of products with lower gross margins. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses have not been material to the Company and are generally paid within 90 days, minimizing the effects of currency fluctuations.

     Research and Development. R&D expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased 49% to $2.3 million in fiscal 1999 from $4.5 million in fiscal 1998. The decrease was primarily attributable to a $1.3 million reduction in personnel related expenses resulting from a general reduction in force in 1998 and a transfer of development to more cost effective offshore sources and $0.2 million decrease in depreciation expenses for R&D equipment. As of April 30, 1999, the Company employed 11 persons in research and development activities, compared to 13 and 30 as of April 30, 1998 and 1997, respectively. As a percentage of revenues, R&D expenses decreased to 7% from 13%. This decrease was primarily attributable to the decrease in R&D expenses.

     Selling, General and Administrative. SG&A expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and D&O insurance. SG&A expenses decreased 15% to $7.7 million in fiscal 1999 from $9.1 million in fiscal 1998. This decrease was primarily attributable to $0.5 million of bad debt expenses in 1998 as compared to $0.1 million such expense in 1999 and $0.7 million of severance expenses in fiscal 1998 compared to $0.1 million of such expenses in 1999. As a percentage of revenues, SG&A expenses decreased to 24% from 26%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Total cash increased $4.4 million to $6.2 million as of April 30, 2000 from $1.9 million as of April 30, 1999. The increase was primarily attributable to the net profits earned by the Company. Net cash provided by the sale of common stock through the exercise of stock options totaled $1.7 million during fiscal 2000. Approximately $1.9 million was used to reduce the bank credit line, notes payable and other debt obligations. The company also spent $0.9 million for capital expenditures without additional borrowing. During fiscal 2000, the Company's net working capital increased from a deficit of ($3.1) million as of April 30, 1999 to $8.7 million as of April 30, 2000.

     As of April 30, 2000, the Company had approximately $2.0 million of secured loans owed to its bank. As of that date, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $3.0 million additional cash and had cash on hand of $6.2 million. The terms of the agreement require the Company to pay interest on a minimum balance of $2.0 million at a rate of prime plus 2.5% which was 11.5% at April 30, 2000. For the period from January 1998 through March 1999, as a result of the Company's financial condition and results of operations, the bank had determined that the Company was in default under various provisions of the loan agreement that would have entitled the bank to terminate the loan agreement and declare the loans immediately due and payable. During that period, the Company obtained letters of forbearance from the bank taking any action with respect to the existing conditions of default. In April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth, to allow the Company to be in compliance at April 30, 1999. The Company is also indebted to other creditors in the amount of approximately $6.7 million. This amount is comprised of approximately $5.6 million for wafers and inventory processing and approximately $1.1 million for other goods and services.

     On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. In May 1999, the note was paid in full and a new note for $0.7 million was negotiated bearing interest at 12.25% interest and requiring monthly payments of $75,000. The new note was paid off in October 1999 in advance of the payment schedule, eliminating the interest expense on the remaining balance.

     Management believes that cash on hand, available borrowing facilities and operating cash flow will provide sufficient cash to fund operations for the next 12 months.

YEAR 2000

     Neither the Company nor its suppliers or customers experienced any significant problem with their key computer systems recognizing the correct year on January 1, 2000 and we anticipate no further system related date problems.

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

FOR THE FISCAL QUARTER ENDING JULY 31, 2000, FOR THE FISCAL YEAR ENDING APRIL 30, 2001, AND FUTURE FISCAL YEARS AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

     The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

     Recent Operating Results; Possibility of Future Losses. The Company's operating results for the year ended April 30, 2000 would have resulted in a profit of $8.8 million instead of a profit of $10.0 million if they had not included a credit of $0.8 million from a vendor as a result of various negotiations and $0.4 million profit from the sale of inventory previously reserved for. Additionally, the Company's operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Additionally, the Company's operating results in fiscal 1998 and 1997 resulted in losses of $18.9 million and $4.0 million respectively. During the fiscal years 1998 through most of 1999 and before, the Company experienced significant negative cash flow from operations. The Company has taken many steps to reduce its operating expenses including reducing its headcount from 71 in December 1996 to 55 in April 2000. Although reductions in headcount may help the Company meet its operating expense objectives, such reductions could adversely impact the Company's sales, marketing and product development efforts. There can be no assurance that the Company can continue to generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. Although the Company has reported profits for all four quarters of the fiscal year ended April 30, 2000, there can be no assurance that the Company will be able to sustain profitability in the future.

     Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions in fiscal years 1997, 1998 and 1999 and incurred substantial losses during that period.

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

     Dependence on One Manufacturer. The Company does not manufacture the semiconductor wafers used for its products. Oki has supplied wafers to the Company since 1987 and was the Company's sole foundry source until the fourth quarter of fiscal 2000. At this time, the additional foundry, Xfab, provides only one product to the Company and the volumes are considerably less than Oki currently provides. The Company does not have a wafer supply agreement with Oki or Xfab at this time and instead purchases wafers on a purchase order and acceptance basis. The Company's almost exclusive reliance on these independent foundries involves a number of risks including the risk of inadequate wafer supplies to meet the Company's production needs, the unavailability of or interruption in access to required or more cost effective process technologies, reduced control over delivery schedules, manufacturing yields and costs, and the risks associated with international operations more fully described below. In view of the recent increase in demand for semiconductor products, the Company has not been able to obtain sufficient increased quantities of wafers from Oki to fulfill some of the recent increased customer demand, a circumstance that is expected to continue in at least the near future. Although the Company has a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. To address the Company's wafer supply concerns, the Company plans to continue working on expanding its primary foundry capability at Oki and its secondary foundry capability with Xfab at that foundry's facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 33.8% shareholder of the Company. The addition of Xfab as a second foundry source could enable the Company to reduce the risks associated with the sourcing and quantity of its wafer supply and thereby improve control over an important component of its business; however, there can be no assurance that sufficient capacity will be available from Xfab or another manufacturer. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for the Company could take many months, or longer, and be subject to the other factors described under "Semiconductor Manufacturing Risks" below. The loss of Oki as a supplier, the inability of the Company to obtain additional capacity at Oki or to qualify Xfab for additional products or other wafer manufacturers for desired foundry capacity, or any other circumstances causing a significant interruption in the supply of semiconductor wafers to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

     Semiconductor Manufacturing Risks. The manufacture of semiconductor wafers is highly complex and sensitive to a wide variety of factors and, as is typical in the semiconductor industry, the Company's outside wafer foundry from time to time has experienced lower than anticipated production yields. The amount of time to develop an alternative foundry source can be lengthy and the expense considerable. Furthermore, the yield of satisfactory product is often substandard during the initial developmental stages when the process is being initiated. There can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. Such delays and reductions can result in cancellations of customer orders thereby adversely affecting the Company's ability to generate future revenues. The loss of Oki as a supplier, the failure to develop Xfab as a reliable foundry in an expeditious and cost-effective manner, any prolonged inability to obtain adequate yields or deliveries from Oki or Xfab, or any other circumstance that would require the Company to seek and qualify alternative sources of supply of such products, could delay shipments, result in the loss of customers and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure wafer supplies from Oki on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. Although the Company is exploring and seeking to develop alternative wafer supply sources such as Xfab, there can be no assurance that it will be able to obtain such alternative sources or that the Company will have adequate facilities available. Failure to have such supplies available would have a material adverse effect on the Company's business, financial condition and results of operations.

     Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company's inventory will be reduced by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors. For example, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices for the Company's products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. In addition, in fiscal 1998, the Company's ability to forecast future demand and selling prices diminished. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for the Company's products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company's Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. There can be no assurance that the Company will not suffer similar reductions in values of its inventories in the future or that the Company will be able to liquidate its inventory at acceptable prices.

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

     International Operations. For fiscal years 2000, 1999 and 1998, international sales accounted for approximately 60%, 41% and 64%, respectively, of the Company's product sales. The decrease in international sales in 1999 was primarily attributable to the transition in Japan from Marubun, who resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. In fiscal 2000, the Company has been able to reenter certain Far East markets, contributing to the increased international sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. All sales are invoiced and paid in dollars, reducing the Company's direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services, and some payroll and incidental manufacturing supply purchases in Thailand, over 98% of the Company's purchases are in US dollars, minimizing any direct currency fluctuation risk. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories. There can be no assurance that these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

     The Company competes with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. The can be no assurance that the Company will be able to compete successfully in the future. The Company's more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive factors; however price competition is significant and expected to continue. Principal competitors with respect to the Company's EEPROM products currently include STMicroelectronics, Fairchild Semiconductor, Atmel and Xicor, all of which have substantially greater resources than the Company.

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

     Flash Memory Market. A significant amount of the Company's net revenues during 2000, 1999 and 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's fiscal 1999, 1998 and 1997 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to the intense competition, limited development resources and other factors, the Company has decided not to develop any of the higher density Flash memory devices at this time. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1999, 1998 and 1997 operating results to continue to adversely affect the Company's future operating results.

     Expected Need for Additional Capital. The Company has incurred significant losses or experienced significant negative cash flow from operations during several recent years. Such negative cash flow has significantly reduced the Company's available capital. During fiscal 1999, the Company was successful in having its lenders agree to waive or forbear taking actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to be in conformance with the terms and conditions negotiated. Even though the company had cash on hand of $6.2 million and the ability to draw up to $3.0 million additional cash from its bank as of April 30, 2000, there can be no assurance that the Company will continue to generate sufficient revenue and profits to fund its operations. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as constraints in hiring additional personnel, deferrals of planned expenditures, other expense reductions and other measures. Such activities can have a material, adverse effect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers any adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be further adversely affected.

     The Company obtained additional capital of $1.5 million in the quarter ended July 31, 1998 and $1.0 million equity financing in the quarter ended October 31, 1998. The Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that additional funding will continue to be available at acceptable terms, if at all. If the Company is successful in raising additional funds through the issuance of equity securities, existing stockholders of the Company could experience significant dilution, or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. If adequate funds are not available or are not available on acceptable terms, further reductions in the Company's operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Reoccurrence of Defaults under Outstanding Loans. The Company had approximately $2.0 million of secured loans owing to its bank and $6.2 million cash on hand at April 30, 2000. As a result of the Company's financial condition and results of operations in 1998, the bank had determined that the Company was in default under various provisions of the loan agreement that would entitle the bank to terminate the loan agreement and declare the loans immediately due and payable. The Company was able to obtain letters of forbearance from the bank agreeing not to take any action with respect to the existing defaults until March 1999. In that regard, the Company received $2.5 million in equity financing during fiscal 1999. In April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth to allow the Company to be in compliance at April 30, 1999. The Company is also indebted to other creditors in the amount of approximately $6.7 million. Due to its poor performance in fiscal 1998 and fiscal 1999 and the resulting net worth deficiency, the Company had to negotiate forbearance agreements with its bank and principal lessor. Although recent results have cured such conditions, there can be no assurance that such conditions will not recur, requiring negotiation with the Company's principle creditors and increased borrowing expenses associated with forbearance agreements or waivers of default necessary for continued operations.

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

     Dependence on Proprietary Technology; Risk of Intellectual Property Litigation. In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. There can be no assurance that the Company will not receive any such notification or that proceedings alleging infringement of intellectual property rights will not be commenced against the Company in the future. In such event, there can be no assurances that the Company could obtain any required licenses of third party intellectual property rights or could obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require the Company to cease production of its products until the Company develops a non-infringing design or process. Moreover, the cost of litigation of any such claim or damages resulting therefore could be substantial and could materially and adversely affect the Company's business, financial condition and results of operations.

     Limited Market for the Company's Securities. The Company's common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the NASDAQ stock exchange for continued listing. The Company's stock has been trading on the Over-The-Counter Bulletin Board market since the delisting action. The over the counter market is generally less visible to investors and fails to meet the liquidity requirements of some major commercial, institutional and private investors. As a result of recent operating results, recent increases in the trading price of the Company's common stock and other conditions, management believes that the Company's common stock now meets the qualifications for being listed on the NASDAQ SmallCap market. The Company submitted a request that its securities be relisted on June 16, 2000, but is unable to ascertain the amount of time NASDAQ will take to consider such application, if NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on the part of the Company's management and legal representatives to adequately demonstrate and verify the Company's qualifications.

     Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. For the year ended April 30, 2000, shipments to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc., a distributor principally in North America and Yosun Industrial Corp., a reseller located in Taiwan each represented more than ten percent of the Company's revenues (13%, 12% and 11% respectively). During fiscal years 1999 and 1998, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (0% and 21%, respectively). Marubun resigned as a distributor effective in or about March 1998. The Company has been working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may never completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

     Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. The Company believes the adoption of this statement will not have a significant effect on the results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second
Amendment: Revenue Recognition in Financial Statements" which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. At this time, management is still assessing the impact of SAB 101 on the Company's financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information relating to the Company's directors required by this item is incorporated herein by reference to the section entitled "Proposal 1 -- Election of Directors" in the 2000 Proxy Statement. Information relating to the Company's executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of this report. Additional information relating to the Company's directors and executive officers required by this item is incorporated herein by reference to the section entitled "Additional
Information -- Compliance with Section 16(a) of the Securities Exchange Act" in the 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Proposal 1 -- Election of Directors -- Compensation of Directors" and "Additional Information -- Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the sections entitled "Additional Information -- Security Ownership" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections entitled "Additional Information -- Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page F-2 hereof.

(a)(2) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(1) above. Schedules other than those included in referenced Index have been omitted because they are not required or are not applicable.

(a)(3) EXHIBITS

    3.2(11)     Restated Certificate of Incorporation of Registrant.
    3.4(10)     Bylaws of Registrant.
    4.1(5)      Preferred Shares Rights Agreement, dated as of December 3,
                1996, between Catalyst Semiconductor, Inc. and First
                National Bank of Boston, including the Certificate of
                Designation of Rights, Preferences and Privileges of Series
                A Participating Preferred Stock, the Form of Rights
                Certificate and the Summary of Rights attached thereto as
                Exhibits A, B and C respectively.
    4.2(6)      Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
    4.3(9)      Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston,
                N. A., as rights agent.
    10.3(1)*    Stock Purchase Agreement dated March 31, 1992 between
                Kamlesh Kumari and Registrant, together with Promissory Note and Guarantee by B.K. Marya.
    10.7(11)*   Stock Option Plan.
    10.8(16)    1993 Employee Stock Purchase Plan.
    10.9(16)    1993 Director Stock Option Plan.
    10.12(1)    Distributor Agreement dated February 1990 between Arrow
                Electronics, Inc. and Registrant.
    10.14(1)    Distributor Agreement dated June 30, 1986 between Registrant and Marubun Corporation.
    10.15(1)    Irrevocable License Agreement dated May 8, 1988 between
                Seiko Instruments, Inc. and Registrant.
    10.16(1)    64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS
                EEPROM Consulting and Design Work Agreement dated March 26,
                1986 between OKI Electric Industry Co., Ltd. and the
                Registrant.
    10.17(1)    FLASH EEPROM Development and License Agreement dated July
                18, 1988 between OKI Electric Co., Ltd. and Registrant.
    10.18(1)    4M FLASH Development and License Agreement dated May 27,
                1992 between OKI Electric Co., Ltd. and Registrant.
    10.27(1)*   Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
    10.34(2)    Wafer Supply Agreement dated February 24, 1995 between OKI
                Electric Industry Co., Ltd. And the Registrant.
    10.36(3)+   License Agreement dated August 18, 1995 between Intel
                Corporation and Registrant.
    10.38(4)    Standard Industrial Lease dated March 22, 1996 between Marin
                County Employees Retirement Association and Registrant.

    10.39(4)+   Master Agreement dated February 7, 1996 between United
                Microelectronics Corporation and the Registrant.
    10.41(4)+   Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry Co.,
                Ltd. and Registrant.
    10.42(4)*   Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and Registrant.
    10.46(4)*   Employment Agreement dated October 14, 1995 between Radu
                Vanco and Registrant.
    10.48(4)*   Loan Forgiveness Agreement dated March 12, 1996 between Radu
                Vanco and Registrant.
    10.49(6)    Loan and Security Agreement dated June 19, 1997 between
                Coast Business Credit, a division of Southern Pacific Thrift
                & Loan Association (Coast), and Registrant.
    10.50(6)    Loan and Security Agreement (CEFO Facility) dated June 19,
                1997 between Coast Business Credit, a division of Southern
                Pacific Thrift & Loan Association (Coast), and Registrant.
    10.51(6)    Commercial Security Agreement dated April 1, 1998 between
                Registrant and Oki Electric Industry Co., Ltd.
    10.52(6)    Wafer Purchase Agreement dated March 23, 1998 between
                Registrant and Trio-Tech International PTE LTD with
                Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.
    10.53(6)*   Addendum dated May 29, 1998 to Employment Agreement dated
                October 14, 1995 between Radu Vanco and Registrant.
    10.54(6)*   Severance Agreement dated April 28, 1998 between Sorin
                Georgescu and Registrant.
    10.55(6)*   Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.
    10.57(6)*   Severance Agreement dated April 28, 1998 between Marc H.
                Cremer and Registrant.
    10.58(6)*   Severance Agreement dated April 28, 1998 between Bassam
                Khoury and Registrant.
    10.59(6)*   Severance Agreement dated June 1, 1998 between Thomas E. Gay
                III and Registrant.
    10.61(6)    Common Stock Purchase Agreement dated as of May 26, 1998
                between Registrant and Elex N.V. (Elex) with Standstill
                Agreement dated as of May 26, 1998 between Registrant and
                Elex.
    10.62(6)    Letter Agreement dated August 6, 1998 between Coast and
                Registrant concerning default and forbearance under the
                Company's bank agreements.
    10.63(7)*   Agreement dated August 14, 1995 between Registrant and
                Lionel M. Allan.
    10.64(8)    Common Stock Purchase Agreement dated as of September 14,
                1998 between Registrant and Elex N.V. with Standstill
                Agreement dated as of September 14, 1998 between Registrant and Elex, N.V.
    10.65(8)    Letter Agreement dated September 21, 1998 between Coast
                Business Credit and Registrant concerning forbearance under the Company's Bank Agreement.
    10.67(12)*  Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan
                Advisors, Inc.
    10.68(13)   Amendment No. One to Loan and Security Agreement dated as of
                April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.
    10.69(16)   1998 Special Equity Incentive Plan.
    10.70(14)*  Employment Agreement dated August 18, 1998 between Radu
                Vanco and Registrant.
    10.71(14)*  Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
    10.72(15)*  Severance Agreement dated May 11, 1999 between Frank
                Reynolds and Registrant.
    10.73(15)*  Consulting Agreement dated January 1, 2000 between Hideyuki
                Tanigami and Registrant.

    10.74(15)*  Amendment to Consulting Agreement dated June 23, 2000 between Hideyuki Tanigami and Registrant.
    21.1(1)     List of Subsidiaries of Registrant.
    23.1(14)    Consent of Independent Accountants.
    24.1(14)    Power of Attorney.
    27.1(15)    Financial Data Schedule.

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

(15) Incorporated by reference to Registrant's Form 10-K filed for the year ended April 30, 2000.

(16) Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement expected to be filed June 28, 2000.

 + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

 * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended April 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on July 27, 2000.

                                          CATALYST SEMICONDUCTOR, INC.

                                          By:       /s/ RADU M. VANCO
                                            ------------------------------------
                                                       Radu M. Vanco
                                             President, Chief Executive Officer
                                                         and Director

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

Date: July 27, 2000                                            By: /s/ RADU M. VANCO
                                                ---------------------------------------------------
                                                                   Radu M. Vanco
                                                  President, Chief Executive Officer and Director
                                                           (Principal Executive Officer)

Date: July 27, 2000                                          By: /s/ THOMAS E. GAY III
                                                ---------------------------------------------------
                                                                 Thomas E. Gay III
                                                   Vice President of Finance and Administration
                                                      and Chief Financial Officer (Principal
                                                         Financial and Accounting Officer)

Date: July 27, 2000                                          By: /s/ HIDEYUKI TANIGAMI
                                                ---------------------------------------------------
                                                                 Hideyuki Tanigami
                                                               Chairman of the Board

Date: July 27, 2000                                           By: /s/ LIONEL M. ALLAN
                                                ---------------------------------------------------
                                                                  Lionel M. Allan
                                                                     Director

Date: July 27, 2000                             By:
                                                    -----------------------------------------------
                                                    Cynthia M. Butitta
                                                    Director

Date: July 27, 2000                             By:
                                                    -----------------------------------------------
                                                    Roland M. Duchatelet
                                                    Director

Date: July 27, 2000                                         By: /s/ HENRY C. MONTGOMERY
                                                ---------------------------------------------------
                                                                Henry C. Montgomery
                                                                     Director

Date: July 27, 2000                             By:
                                                ---------------------------------------------------
                                                Glenn G. Possley
                                                Director

Date: July 27, 2000                                          By: /s/ PATRICK VERDERICO
                                                ---------------------------------------------------
                                                                 Patrick Verderico
                                                                     Director

                          CATALYST SEMICONDUCTOR, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF APRIL 30, 2000 AND 1999
                                      AND
         FOR THE THREE FISCAL YEARS ENDED APRIL 30, 2000, 1999 AND 1998
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                          CATALYST SEMICONDUCTOR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-3
Consolidated Balance Sheets as of April 30, 2000 and 1999...  F-4
Consolidated Statements of Operations for the years ended
  April 30, 2000, 1999 and 1998.............................  F-5
Consolidated Statements of Stockholders' Equity for the
  years ended April 30, 2000, 1999 and 1998.................  F-6
Consolidated Statements of Cash Flows for the years ended
  April 30, 2000, 1999 and 1998.............................  F-7
Notes to Consolidated Financial Statements..................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Catalyst Semiconductor, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiary at April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
May 18, 2000

                          CATALYST SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                     ASSETS

                                                                   APRIL 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash......................................................  $  6,205    $  1,852
  Accounts receivable, net..................................    10,727       5,119
  Inventories...............................................     3,531       1,914
  Other assets..............................................       624         742
                                                              --------    --------
          Total current assets..............................    21,087       9,627
Property and equipment, net.................................     1,856       1,939
                                                              --------    --------
          Total assets......................................  $ 22,943    $ 11,566
                                                              ========    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit............................................  $  2,028    $  2,942
  Accounts payable..........................................     5,721       5,770
  Accounts payable -- related parties.......................     1,024         275
  Accrued expenses..........................................     2,522       1,508
  Deferred gross profit on shipments to distributors........       880       1,061
  Current portion of long-term debt and capital lease
     obligations............................................       203       1,141
                                                              --------    --------
          Total current liabilities.........................    12,378      12,697
Long-term debt and capital lease obligations................        64          81
                                                              --------    --------
          Total liabilities.................................    12,442      12,778
                                                              --------    --------
Commitments and contingencies (Notes 4 and 9)
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 2,000 shares authorized;
     zero shares issued and outstanding.....................        --          --
Common stock and paid-in-capital in excess of $.001 par
  value, 45,000 shares authorized; 16,010 and 13,958 shares
  issued and outstanding....................................    46,926      45,223
Accumulated deficit.........................................   (36,425)    (46,435)
                                                              --------    --------
          Total stockholders' equity (deficit)..............    10,501      (1,212)
                                                              --------    --------
          Total liabilities and stockholders equity
            (deficit).......................................  $ 22,943    $ 11,566
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED APRIL 30,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
Net revenues................................................  $49,527    $31,987    $ 34,579
Cost of revenues............................................   26,837     20,909      39,025
                                                              -------    -------    --------
Gross profit (loss).........................................   22,690     11,078      (4,446)
Research and development....................................    2,846      2,335       4,462
Selling, general and administrative.........................    9,042      7,718       9,111
                                                              -------    -------    --------
Income (loss) from operations...............................   10,802      1,025     (18,019)
Interest income (expense), net..............................     (492)      (802)       (847)
                                                              -------    -------    --------
Income (loss) before income taxes...........................   10,310        223     (18,866)
Income tax provision........................................      300         --          --
                                                              -------    -------    --------
Net income (loss)...........................................  $10,010    $   223    $(18,866)
                                                              =======    =======    ========
Net income (loss) per share:
  Basic.....................................................  $  0.69    $  0.02    $  (2.28)
                                                              =======    =======    ========
  Diluted...................................................  $  0.50    $  0.02    $  (2.28)
                                                              =======    =======    ========
Weighted average common shares outstanding:
  Basic.....................................................   14,552     12,189       8,263
                                                              =======    =======    ========
  Diluted...................................................   19,974     13,678       8,263
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                            COMMON STOCK
                                           ---------------    ADDITIONAL
                                                      PAR      PAID IN      ACCUMULATED
                                           SHARES    VALUE     CAPITAL        DEFICIT       TOTAL
                                           ------    -----    ----------    -----------    --------
Balance at April 30, 1997................   7,989     $ 8      $41,821       $(27,792)     $ 14,037
  Issuance of common stock to
     creditors...........................     259      --          675             --           675
  Issuance of common stock for employee
     stock purchase plan.................      87      --           87             --            87
  Exercise of stock options..............     110      --          198             --           198
  Net loss...............................      --      --           --        (18,866)      (18,866)
                                           ------     ---      -------       --------      --------
Balance at April 30, 1998................   8,445       8       42,781        (46,658)       (3,869)
  Issuance of common stock to an
     investor............................   5,500       6        2,426             --         2,432
  Issuance of common stock for employee
     stock purchase plan.................       3      --            1             --             1
  Exercise of stock options..............      10      --            1             --             1
  Net income.............................      --      --           --            223           223
                                           ------     ---      -------       --------      --------
Balance at April 30, 1999................  13,958      14       45,209        (46,435)       (1,212)
  Exercise of stock options..............   2,052       2        1,701             --         1,703
  Net income.............................      --      --           --         10,010        10,010
                                           ------     ---      -------       --------      --------
Balance at April 30, 2000................  16,010     $16      $46,910       $(36,425)     $ 10,501
                                           ======     ===      =======       ========      ========

   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED APRIL 30,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $10,010    $   223    $(18,866)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................      939      1,202       2,629
     Changes in assets and liabilities:
       Accounts receivable..................................   (5,608)        20       2,348
       Inventories..........................................   (1,617)     1,953       8,538
       Other assets.........................................      118         73          80
       Accounts payable (including related party)...........      700     (7,355)      3,133
       Accrued expenses.....................................    1,014     (2,228)      2,381
       Deferred gross profit on shipments to distributors...     (181)       586          97
                                                              -------    -------    --------
          Net cash provided by (used in) operating
            activities......................................    5,375     (5,526)        340
                                                              -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for the acquisition of equipment................     (856)      (307)     (1,556)
                                                              -------    -------    --------
     Cash provided by (used in) investing activities........     (856)      (307)     (1,556)
                                                              -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuances....................................    1,703      2,434         285
  Payment of line of credit.................................     (914)      (283)       (224)
  Payment of long-term debt and capital lease obligations...     (955)      (750)       (506)
  Change in restricted cash.................................       --      5,750        (500)
                                                              -------    -------    --------
     Cash provided by financing activities..................     (166)     7,151        (945)
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........    4,353      1,318      (2,161)
Cash at beginning of the period.............................    1,852        534       2,695
                                                              -------    -------    --------
Cash at end of the period...................................  $ 6,205    $ 1,852    $    534
                                                              =======    =======    ========
Supplemental disclosures:
  Cash paid during the year for:
     Interest...............................................  $   522    $   927    $  1,425
                                                              =======    =======    ========
     Income taxes...........................................  $     2    $     1    $     15
                                                              =======    =======    ========

   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

     OPERATIONS

     Catalyst Semiconductor, Inc. (Catalyst or the Company), incorporated on October 8, 1985 and reincorporated in Delaware in May 1993, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which has had a favorable impact on the Company's revenues and gross margins. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could experience a resumption of the downward trend in product pricing which could adversely affect the Company's operating results.

     During fiscal 2000, the Company's operations improved significantly, primarily due to an improvement in market conditions. The semiconductor market has rebounded from a cyclical decline which has had a favorable impact on the Company's revenues and gross margins. Further, reductions in product costs and operating expenses, which were realized due to a cost reduction program by management, have had a favorable impact profitability.

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

                          CATALYST SEMICONDUCTOR, INC.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     For certain of the Company's financial instruments, including cash, accounts receivable, line of credit, notes payable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments, purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual, determined on the first-in, first-out basis, or market. During the first quarter of fiscal 2000, $0.4 million benefit was recognized from the sale of inventory previously fully reserved.

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

     Three customers accounted for 13%, 12% and 11% of revenues during the year ended April 30, 2000. Two customers accounted for 20% and 11% of accounts receivables as of April 30, 2000.

     DEPENDENCE ON WAFER SUPPLIERS

     The Company does not directly manufacture finished silicon wafers. The Company's strategy has been to maintain relationships with wafer foundries. However, there can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative manufacturing sources. This could result in a possible loss of sales or reduced margins.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     NET INCOME (LOSS) PER SHARE

     Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives

                          CATALYST SEMICONDUCTOR, INC.

effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

                                                                YEAR ENDED APRIL 30,
                                                       ---------------------------------------
                                                          2000          1999          1998
                                                       ----------    ----------    -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)....................................   $10,010       $   223       $(18,866)
                                                        =======       =======       ========
Shares calculation:
Average shares outstanding -- basic..................    14,552        12,189          8,263
Effect of dilutive securities:
  Stock options......................................     5,422         1,489             --
                                                        -------       -------       --------
Average shares outstanding -- diluted................    19,974        13,678          8,263
                                                        =======       =======       ========
Net income (loss) per share -- basic.................   $  0.69       $  0.02       $  (2.28)
                                                        =======       =======       ========
Net income (loss) per share -- diluted...............   $  0.50       $  0.02       $  (2.28)
                                                        =======       =======       ========

     Options to purchase 204,000 shares at prices ranging from $4.63 to $8.38 per share were outstanding during 2000 and were excluded in the computation of diluted EPS because their effect would have been antidilutive. Options to purchase 1,372,000 shares of common stock at prices ranging from $0.40 to $6.30 per share were outstanding during 1999 and were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive. Options to purchase 2,547,000 shares of common stock at prices ranging from $0.69 to $6.30 per share were outstanding during 1998 and were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

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

                          CATALYST SEMICONDUCTOR, INC.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second
Amendment: Revenue Recognition in Financial Statements" which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. At this time, management is still assessing the impact of SAB 101 on the Company's financial position and results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                APRIL 30,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Accounts receivable:
  Accounts receivable.....................................  $11,013    $5,405
  Less: Allowance for doubtful accounts...................     (286)     (286)
                                                            -------    ------
                                                            $10,727    $5,119
                                                            =======    ======

                          CATALYST SEMICONDUCTOR, INC.

     The amounts of $0, $100,000 and $500,000 were written off in respect of bad debts in the years ended April 30, 2000, 1999 and 1998, respectively.

Inventories:
  Work-in-process......................................  $  2,516    $  1,507
  Finished goods.......................................     1,015         407
                                                         --------    --------
                                                         $  3,531    $  1,914
                                                         ========    ========
Property and equipment:
  Engineering and test equipment.......................  $  8,012    $  7,193
  Computer hardware and software.......................     3,517       3,485
  Furniture and office equipment.......................     1,286       1,281
                                                         --------    --------
                                                           12,815      11,959
  Less: accumulated depreciation and amortization......   (10,959)    (10,020)
                                                         --------    --------
                                                         $  1,856    $  1,939
                                                         ========    ========
Accrued expenses:
  Accrued employee compensation........................  $  1,167    $    467
  Other................................................     1,355       1,041
                                                         --------    --------
                                                         $  2,522    $  1,508
                                                         ========    ========

NOTE 3 -- LINE OF CREDIT:

     Under the terms of a bank revolving line of credit in place at April 30, 2000, the Company could borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable. The line of credit bears interest at a variable rate equal to the bank's prime lending rate plus 2.5% (11.5% at April 30, 2000). The revolving line of credit expires on June 30, 2001. Amounts borrowed on the line of credit are secured by accounts receivable and are subject to compliance with loan covenants.

     As of April 30, 2000, the Company had approximately $2.0 million of secured loans owed to a bank. As of April 30, 2000, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $3.0 million. For the period from January 1998 through March 1999, as a result of the Company's financial condition and results of operations, the bank had determined that the Company was in default under various provisions of the loan agreement that would have entitled the bank to terminate the loan agreement and declare the loans immediately due and payable. During that period, the Company obtained letters of forbearance from the bank taking any action with respect to the existing conditions of default. In April 1999, various terms and conditions of the agreement were renegotiated, reducing the borrowing limit from $13.5 million to $5.0 million, reducing the interest rate and changing the covenant requiring a minimum net worth to allow the Company to be in compliance at April 30, 1999.

     On February 15, 1997, a vendor loaned $1.2 million to the Company in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. In May 1999, the note was paid in full and a new note for $0.7 million was negotiated bearing interest at 12.25% and requiring monthly payments of $75,000. The new note was paid off in October 1999 in advance of the payment schedule.

NOTE 4 -- LEASES:

     At April 30, 2000 and 1999, the net book value of assets recorded as property and equipment under capital leases aggregated $0.2 million and $0.3 million, which is net of accumulated amortization of

                          CATALYST SEMICONDUCTOR, INC.

$0.6 million and $0.5 million, respectively. The amortization of assets recorded under capital leases is included with depreciation and amortization expense.

     The Company leases its office facilities under operating leases. Total rent expense under these leases was $531,000, $558,000 and $416,000 for fiscal 2000, 1999 and 1998, respectively. The aggregate future minimum lease payments, by fiscal year, under capital and non-cancelable operating leases with initial terms of one year or more at April 30, 1999 are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
  2000....................................................   $ 245      $  460
  2001....................................................      43         423
  2002....................................................      --         435
  2003....................................................      --         449
  2004....................................................      --         462
Thereafter................................................      --         596
                                                             -----      ------
  Total minimum payments..................................     288      $2,825
                                                                        ======
  Less: amount representing interest......................     (21)
                                                             -----
  Present value of future minimum lease payments..........     267
  Current portion of capital lease obligations............    (203)
                                                             -----
  Long-term portion of capital lease obligations..........   $  64
                                                             =====

NOTE 5 -- INCOME TAXES:

     The provision for income taxes for the year ended April 30, 2000 represents current federal alternative minimum income tax.

     Deferred tax assets are comprised of the following (in thousands):

                                                              APRIL 30,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Capitalized research...................................  $  2,498    $      0
Deferred income and sales returns reserves.............       933         371
Loss carryforwards.....................................     8,239      12,950
Research and development credit carryforwards..........       771         959
Non deductible reserves and accruals...................     1,327       1,175
Other..................................................       767           0
                                                         --------    --------
     Total deferred tax assets.........................    14,535      15,455
Valuation allowance....................................   (14,535)    (15,455)
                                                         --------    --------
                                                         $     --    $     --
                                                         ========    ========

     Tax loss carryforwards at April 30, 2000 are approximately $22.8 million for federal purposes. These carryforwards begin to expire in fiscal 2004. The research and development credits begin to expire in fiscal 2005. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

                          CATALYST SEMICONDUCTOR, INC.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income (loss) as a result of the following:

                                                        YEAR ENDED APRIL 30,
                                                      ------------------------
                                                      2000      1999      1998
                                                      ----      ----      ----
Statutory federal tax rate..........................   34%      (34)%     (34)%
Tax benefits not currently recognized...............   --        34        34
Benefit of net operating loss carryforwards not
  previously recognized.............................  (34)       --        --
Alternative minimum tax.............................    3        --        --
                                                      ---       ---       ---
  Effective tax rate................................    3%       --%       --%
                                                      ===       ===       ===

     No provision is made for income taxes relating to potential future distributions of accumulated earnings from the Company's foreign subsidiary, which at April 30, 2000 were not significant, since it is the Company's intention to reinvest substantially all of the undistributed earnings in its foreign operations.

NOTE 6 -- STOCK PLANS:

STOCK OPTION PLANS

     In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options. The founder stock plan was amended and restated in March of 1993 as the stock option plan (the "Option Plan") which had the effect of extending its expiration date to March 2003. In January 1999, the shareholders authorized an additional 1.8 million shares to be reserved under the Option Plan. A total of 5.1 million shares of Common Stock have been reserved for issuance under the Option Plan. Options granted under the Option Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Option Plan must generally be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four year periods.

     During 1993, the Company adopted a Director Stock Option Plan (the "Director Plan") which provides for the grant of nonstatutory stock options to nonemployee directors. In November 1999, the stockholders authorized an additional 100,000 shares to be reserved under the Director Plan. A total of 320,000 shares of Common Stock have been reserved for issuance under the Director Plan. Options granted under the Director Plan are for periods not to exceed five years. Option grants under the Director Plan must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options vest over a period of three years. As of April 30, 2000 a total of 243,000 options at exercise prices ranging from $0.47 to $8.38 per share, have been granted under the Director Plan, 23,000 of which were exercisable.

     In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During 1999, options totaling 3.0 million shares were granted to employees and directors under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $533,000 of compensation expense will be recognized over the four year vesting period of the options, $136,000 and $57,000 of which was recognized during the years ended April 30, 2000 and April 30, 1999, respectively.

                          CATALYST SEMICONDUCTOR, INC.

     A summary of activity under the Option Plan, the Director Plan and the Special Option Plan are as follows:

                                                       OPTIONS                     WEIGHTED
                                                      AVAILABLE      OPTIONS      AVG. PRICE
                                                      FOR GRANT    OUTSTANDING    PER SHARE
                                                      ---------    -----------    ----------
                                                           (IN THOUSANDS)
Balance at April 30, 1997...........................      209         2,466         $2.41
  Granted...........................................   (2,995)        2,995         $1.15
  Canceled..........................................    2,804        (2,804)        $2.20
  Exercised.........................................       --          (110)        $1.82
                                                       ------        ------
Balance at April 30, 1998...........................       18         2,547         $1.26
  Additional shares reserved........................    5,300            --
  Granted...........................................   (5,758)        5,758         $0.17
  Canceled..........................................    1,485        (1,485)        $1.02
  Exercised.........................................       --           (10)        $0.13
                                                       ------        ------
Balance at April 30, 1999...........................    1,045         6,810         $0.56
  Granted...........................................   (1,295)        1,295         $1.58
  Canceled..........................................    1,141        (1,141)        $0.35
  Exercised.........................................       --        (2,052)        $0.80
                                                       ------        ------
Balance at April 30, 2000...........................      891         4,912         $0.57
                                                       ======        ======

     The Range of Exercise Prices table below summarizes information regarding stock options outstanding at April 30, 2000.

                            OPTIONS OUTSTANDING
              ------------------------------------------------
                                WEIGHTED-                             OPTIONS EXERCISABLE
                                 AVERAGE                         -----------------------------
   ACTUAL        NUMBER         REMAINING         WEIGHTED-         NUMBER        WEIGHTED-
  RANGE OF    OUTSTANDING      CONTRACTUAL         AVERAGE       EXERCISABLE       AVERAGE
  EXERCISE    AT APRIL 30,         LIFE            EXERCISE      AT APRIL 30,      EXERCISE
   PRICES         2000           (YEARS)            PRICE            2000           PRICE
------------  ------------   ----------------   --------------   ------------   --------------
$0.11 - 0.13   2,841,554           8.2              $0.12           953,363         $0.12
$0.25 - 0.33     864,363           8.1              $0.29           173,403         $0.29
$0.40 - 0.50     227,500           8.4              $0.41             7,497         $0.47
$0.91 - 1.08     635,003           7.0              $1.02           196,500         $1.05
$1.69 - 2.00     139,545           8.0              $1.87            14,545         $1.74
$4.63 - 6.30     134,000           9.9              $4.65             2,000         $6.30
$8.22 - 8.38      70,000           7.7              $8.29                 0            --
------------   ---------           ---              -----         ---------         -----
$0.11 - 8.38   4,911,965           8.1              $0.57         1,347,308         $0.31
               =========                                          =========

     The options exercisable as of April 30, 1999 and 1998 were 2,073,000 and 1,681,000 respectively.

     In September 1998, the Board of Directors offered employee holders of options the opportunity to cancel such options and receive an equal amount of options with an exercise price per share equal to the then current fair market value. As a result, options to purchase approximately 1.4 million shares were canceled and an equal number were granted at an exercise price of $0.125.

     OTHER STOCK PLANS

     The Board of Directors and Stockholders approved the Company's Employee Stock Purchase Plan (the "Purchase Plan) in March 1993. A total of 250,000 shares of Common Stock have been reserved for issuance

                          CATALYST SEMICONDUCTOR, INC.

under the Purchase Plan. Sales made through this plan will be at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. The Purchase Plan was suspended effective June 1998 due to the Company's delisting from the NASDAQ stock market in August 1998. As of April 30, 2000, a total of 231,000 shares have been issued under the Purchase Plan.

     PRO FORMA STOCK COMPENSATION DISCLOSURE

     The fair value of each option granted under the Option Plan, the Director Plan and the Special Option Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for options granted in 2000, 1999 and 1998, respectively: dividend yield of 0 percent for all years, expected volatility of 100, 100 and 79 percent, risk free interest rates of 6.00%, 4.54% and 5.50%, and expected lives of 3 years for non-officer/director employees and 4 years for officers and directors for all years.

     The fair value of each share granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for shares granted in 1998: dividend yield of 0 percent, expected volatility of 79 percent, risk free interest rate of 5.36% and an expected life of 0.5 years for non-officer/director employees and officers and directors for 1998. The Purchase Plan was suspended effective June 1998 due to the Company's delisting from the NASDAQ stock market in August 1998. As a result of such suspension, no fair value for the Purchase Plan was calculated under the Black-Scholes option-valuation model for fiscal 2000 or 1999.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the stock option plans and its Purchase Plan consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

                                                            YEAR ENDED APRIL 30,
                                                        -----------------------------
                                                         2000      1999        1998
                                                        ------    -------    --------
Pro-forma net income (loss):..........................  $9,604    $   (31)   $(20,226)
Pro-forma net income (loss) per share:
  Basic:..............................................  $(0.66)   $(0.003)   $  (2.45)
  Diluted:............................................  $(0.48)   $(0.003)   $  (2.45)

     OPTIONS GRANTED TO CONSULTANTS AND VENDORS

     On January 14, 1999, the Company granted 250,000 options to outside consultants as compensation for services provided. The 250,000 options granted to the consultants are accounted for under EITF 96-18, which requires the Company to record compensation equal to the fair value of the options, remeasured over the vesting period of the options. Compensation expense of $7,000 and $49,000 was recorded in fiscal 1999 and fiscal 2000, respectively, and no more compensation will be recorded as the options are all fully vested.

     The Company issued 100,000 options under the terms of the Company's Separation and Mutual Release agreement with the former President of the Company, signed October 1998. Such options were granted on January 14, 1999 out of the 1998 Plan pool. These options were to become fully vested one year after the date of the agreement, so long as the former president remained in compliance with the terms of the Separation Agreement. On December 1, 1999, the Board of Directors authorized the accelerated vesting of the options. Total compensation of $187,000 was recorded for these options.

     In March 1999, the Company entered into an arrangement with a sales representative providing for options for the purchase of up to 200,000 shares of the Company's common stock. The options under this agreement will vest 16,666 for each $1.0 million in shipments of Catalyst products by the representative. The

                          CATALYST SEMICONDUCTOR, INC.

options are valued using the Black-Scholes option pricing model and in accordance with the guidance in EITF 96-18. Total expense of $167,000 was recorded in fiscal 2000, based upon shipments of $1.3 million representing fixed expenses of $97,000 relating to options that became fully vested in the third quarter of fiscal 2000 and $70,000 of accrued variable expense relating to the probable vesting of another 16,666 options.

NOTE 7 -- SALE OF COMMON STOCK:

     In May 1998, the Company sold 1,500,000 shares of its Common Stock to a corporate investor in a private placement transaction at $1.00 per share for cash consideration of $1,500,000. There were no sales discounts or commissions paid. In September 1998, the Company sold 4,000,000 additional shares of its Common Stock to the same corporate investor in a private placement transaction at $.25 per share for an aggregate cash consideration of $1,000,000. The Company retained a consultant for $60,000 to render an opinion as to the fairness of the pricing of the transaction. As part of the September 1998 transaction, the Company negotiated the right to demand the additional sale of up to 1,000,000 more shares at $.25 per share until September 13, 1999. This right was not exercised and hence lapsed on September 13, 1999. The offer and sale of the securities in both transactions was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The proceeds of such offerings are being used for general corporate purposes. In connection with such issuances the investor agreed to various standstill and voting provisions including not acquiring additional shares of Company stock or taking actions to control the Company. For both transactions, the Company also had certain repurchase rights with respect to the shares sold over the twelve months from the date of issuance. These repurchase rights lapsed unexercised.

NOTE 8 -- SEGMENT REPORTING:

     The company operates in one business segment, being the semiconductor manufacturing segment.

     Revenues by destination were as follows (in thousands):

                                                            YEAR ENDED APRIL 30,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
North America.........................................  $19,416    $17,493    $12,311
Japan.................................................    4,362      2,773      8,883
Other Far East........................................   21,696      5,605      8,122
Europe................................................    4,053      6,116      5,263
                                                        -------    -------    -------
          Total sales.................................  $49,527    $31,987    $34,579
                                                        =======    =======    =======

     The Company sold product to its former Japanese distributor who resigned effective April 1998. Revenue from this distributor represented $0.0 million, $0.0 million and $7.2 million or approximately 0%, 0% and 21% of product sales for the years ended April 30, 2000, 1999 and 1998, respectively. In fiscal 2000, three customers accounted for 13%, 12% and 11% of product sales for the year ended April 30, 2000.

     Sales and purchase transactions are denominated in U.S. dollars, except for certain sales and purchases which were denominated in Japanese yen and which were not significant for the years ended April 30, 2000, 1999 and 1998.

NOTE 9 -- SETTLEMENTS AND CONTINGENCIES:

     VENDOR SETTLEMENTS

     On June 26, 1998 Micro-Comp Industries filed a complaint against the Company in Santa Clara County Superior Court. The complaint alleged that the Company failed to pay for integrated circuits delivered to the Company by UMC and sought $1.6 million in damages. The Company filed an answer and cross-complaint in July 1998. In April 1999, the parties agreed to settle their complaints. The settlement terms called for

                          CATALYST SEMICONDUCTOR, INC.

dismissal of the $1.6 million claim, which was fully accrued by the Company, if the Company made total payments of $0.8 million, consisting of an immediate payment of $0.4 million and eight monthly payments of $50,000 each (an aggregate of an additional $0.4 million) with the final payment to be made in December 1999. The Company made such final payment in October 1999, satisfying the terms of settlement and allowing the Company to recognize a benefit of $0.8 million in the quarter ended October 31, 1999 from meeting the terms of the settlement.

     During fiscal 1999, the Company received $1.7 million in credits and adjustments as the result of various settlements with vendors. In the first quarter, renegotiation of amounts due under a licensing agreement resulted in $0.5 million reduction to cost of sales. In the second quarter, $0.7 million was credited to the Company in return for payment of $7.0 million due under an inventory purchasing arrangement. The Company used $5.8 million of restricted cash and $1.2 million advance from a bank to make the $7.0 million payment. In the fourth quarter, a $0.5 million benefit was recognized as the result of successful payment of amounts due under the terms of a licensing agreement settlement.

     CONTINGENCIES

     In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company's financial condition or results of operations.

NOTE 10 -- RELATED PARTY TRANSACTIONS:

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 35% of the outstanding shares of the Company. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company's principal wafer fab since 1985. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. During the fiscal year ended April 30, 2000, the Company purchases from Xfab totaled $899,000. As of April 30, 2000, the total amount owed Xfab was $857,000. Mr. Duchatelet is the Chairman and CEO of Elex N. V. and serves as a member of the Company's Board of Directors.

     The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. As of April 30, 2000, Essex employed the equivalent of approximately 13 engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company own approximately 95% of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the fiscal years ended April 30, 2000, April 30, 1999 and April 30, 1998 the Company recorded $534,000, $437,000 and $413,000, respectively, of engineering fees to Essex and Lxi for engineering design services. As of April 30, 2000 the total amount owed to Essex and Lxi was $167,000. The officers received no payments during the fiscal years ended April 30, 2000, April 30, 1999 and April 30, 1998, except one officer who received $0, $1,200 and $3,000 from Lxi during such respective periods. Such payments to such officer were made for services rendered prior to his joining the Company in connection with his duties as Treasurer of Lxi. Such officer resigned such position immediately prior to joining the Company. Such officer continues to serve as a director of Lxi.

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                             DESCRIPTION
    ----------                           -----------
     3.2(11)     Restated Certificate of Incorporation of Registrant.
     3.4(10)     Bylaws of Registrant.
     4.1(5)      Preferred Shares Rights Agreement, dated as of December 3,
                 1996, between Catalyst Semiconductor, Inc. and First
                 National Bank of Boston, including the Certificate of
                 Designation of Rights, Preferences and Privileges of Series
                 A Participating Preferred Stock, the Form of Rights
                 Certificate and the Summary of Rights attached thereto as
                 Exhibits A, B and C respectively.
     4.2(6)      Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
     4.3(9)      Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston,
                 N. A., as rights agent.
    10.3(1)*     Stock Purchase Agreement dated March 31, 1992 between
                 Kamlesh Kumari and Registrant, together with Promissory Note and Guarantee by B.K. Marya.
    10.7(11)*    Stock Option Plan.
    10.8(16)     1993 Employee Stock Purchase Plan.
    10.9(16)     1993 Director Stock Option Plan.
    10.12(1)     Distributor Agreement dated February 1990 between Arrow
                 Electronics, Inc. and Registrant.
    10.14(1)     Distributor Agreement dated June 30, 1986 between Registrant and Marubun Corporation.
    10.15(1)     Irrevocable License Agreement dated May 8, 1988 between
                 Seiko Instruments, Inc. and Registrant.
    10.16(1)     64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS
                 EEPROM Consulting and Design Work Agreement dated March 26,
                 1986 between OKI Electric Industry Co., Ltd. and the
                 Registrant.
    10.17(1)     FLASH EEPROM Development and License Agreement dated July
                 18, 1988 between OKI Electric Co., Ltd. and Registrant.
    10.18(1)     4M FLASH Development and License Agreement dated May 27,
                 1992 between OKI Electric Co., Ltd. and Registrant.
    10.27(1)*    Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
    10.34(2)     Wafer Supply Agreement dated February 24, 1995 between OKI
                 Electric Industry Co., Ltd. And the Registrant.
    10.36(3)+    License Agreement dated August 18, 1995 between Intel
                 Corporation and Registrant.
    10.38(4)     Standard Industrial Lease dated March 22, 1996 between Marin
                 County Employees Retirement Association and Registrant.
    10.39(4)+    Master Agreement dated February 7, 1996 between United
                 Microelectronics Corporation and the Registrant.
    10.41(4)+    Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry Co.,
                 Ltd. and Registrant.
    10.42(4)*    Separation and Consulting Agreements dated August 14, 1995 between B.K. Marya and Registrant.
    10.46(4)*    Employment Agreement dated October 14, 1995 between Radu
                 Vanco and Registrant.

     EXHIBIT
      NUMBER                             DESCRIPTION
    ----------                           -----------
    10.48(4)*    Loan Forgiveness Agreement dated March 12, 1996 between Radu
                 Vanco and Registrant.
    10.49(6)     Loan and Security Agreement dated June 19, 1997 between
                 Coast Business Credit, a division of Southern Pacific Thrift
                 & Loan Association (Coast), and Registrant.
    10.50(6)     Loan and Security Agreement (CEFO Facility) dated June 19,
                 1997 between Coast Business Credit, a division of Southern
                 Pacific Thrift & Loan Association (Coast), and Registrant.
    10.51(6)     Commercial Security Agreement dated April 1, 1998 between
                 Registrant and Oki Electric Industry Co., Ltd.
    10.52(6)     Wafer Purchase Agreement dated March 23, 1998 between
                 Registrant and Trio-Tech International PTE LTD with
                 Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.
    10.53(6)*    Addendum dated May 29, 1998 to Employment Agreement dated
                 October 14, 1995 between Radu Vanco and Registrant.
    10.54(6)*    Severance Agreement dated April 28, 1998 between Sorin
                 Georgescu and Registrant.
    10.55(6)*    Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.
    10.57(6)*    Severance Agreement dated April 28, 1998 between Marc H.
                 Cremer and Registrant.
    10.58(6)*    Severance Agreement dated April 28, 1998 between Bassam
                 Khoury and Registrant.
    10.59(6)*    Severance Agreement dated June 1, 1998 between Thomas E. Gay
                 III and Registrant.
    10.61(6)     Common Stock Purchase Agreement dated as of May 26, 1998
                 between Registrant and Elex N.V. (Elex) with Standstill
                 Agreement dated as of May 26, 1998 between Registrant and
                 Elex.
    10.62(6)     Letter Agreement dated August 6, 1998 between Coast and
                 Registrant concerning default and forbearance under the
                 Company's bank agreements.
    10.63(7)*    Agreement dated August 14, 1995 between Registrant and
                 Lionel M. Allan.
    10.64(8)     Common Stock Purchase Agreement dated as of September 14,
                 1998 between Registrant and Elex N.V. with Standstill
                 Agreement dated as of September 14, 1998 between Registrant and Elex, N.V.
    10.65(8)     Letter Agreement dated September 21, 1998 between Coast
                 Business Credit and Registrant concerning forbearance under the Company's Bank Agreement.
    10.67(12)*   Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan
                 Advisors, Inc.
    10.68(13)    Amendment No. One to Loan and Security Agreement dated as of
                 April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.
    10.69(16)    1998 Special Equity Incentive Plan.
    10.70(14)*   Employment Agreement dated August 18, 1998 between Radu
                 Vanco and Registrant.
    10.71(14)*   Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
    10.72(15)*   Severance Agreement dated May 11, 1999 between Frank
                 Reynolds and Registrant.
    10.73(15)*   Consulting Agreement dated January 1, 2000 between Hideyuki
                 Tanigami and Registrant.
    10.74(15)*   Amendment to Consulting Agreement dated June 23, 2000
                 between Hideyuki Tanigami and Registrant.
    21.1(1)      List of Subsidiaries of Registrant.
    23.1(14)     Consent of Independent Accountants.
    24.1(14)     Power of Attorney.
    27.1(15)     Financial Data Schedule.

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

(15) Incorporated by reference to Registrant's Form 10-K filed for the year ended April 30, 2000.

(16) Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement expected to be filed June 28, 2000.

 + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

 * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.