Form 10-K/A
period 2000-04-30
CATALYST SEMICONDUCTOR INC
filed 2000-08-02
CIK 899636

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

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
Index to Consolidated Financial Statements............................  F-2

     Items 1 through 14 and the Consolidated Financial Statements contained in the Company's Form 10-K for the fiscal year ended April 30, 2000 are amended in their entirety to read as follows:

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

MANUFACTURING

     The Company subcontracts the manufacture of all of its products through independent semiconductor manufacturers, primarily through Oki and Xfab, its semiconductor fabricators and NSEB, its principal provider of assembly and test services. The Company also subcontracts certain production planning, product engineering, shipping, and tape and reel activities to NSEB and Trio-Tech in Bangkok, Thailand, which aggregately utilize the services of approximately 66 people in performing these services for the Company. The Company has designed its proprietary circuit designs and fabrication processes to operate within the overall semiconductor manufacturing processes of its contract manufacturers. The Company's designs are manufactured utilizing Oki's processes developed for high volume and high yield production of DRAMs. The Company also endeavors to develop its processes in a manner that permits the manufacture of its products in the fabrication facilities of different semiconductor manufacturing suppliers. During the fourth quarter of fiscal 2000, the Company made the first volume shipments of products fabricated at Xfab. Xfab is owned and operated by Elex NV, the Belgian holding company that owns 33.8% of the outstanding shares of the Company. If the Company were forced to switch more of its manufacturing from Oki, its production and delivery of products would be delayed and the cost to the Company of such products might be materially increased, which could adversely affect the Company's business, financial condition and results of operations.

     Manufacturing semiconductor products is a highly complex process that is sensitive to a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. While the Company believes that it has suppliers willing to provide an adequate wafer supply to meet its currently anticipated needs, there can be no assurance that the Company will receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, the Company's outside foundries have from time to time experienced lower than anticipated production yields. There can be no assurance that manufacturing problems will not occur in the future. The loss of Oki as a supplier, any prolonged inability to obtain adequate yields or deliveries from Oki or other subcontractors or manufacturers, or any other circumstance that would require the Company to seek alternative sources of supply, could increase the cost to the Company of such supplies, delay shipments and have a material adverse effect on the Company's operating results. The Company currently purchases wafer supplies under arrangements with Oki and Xfab. The Company also has a purchase agreement with UMC for certain Flash products which runs through February 2006. Due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. The Company's ability to purchase wafers is also subject to having sufficient cash or credit to pay for those wafers. During fiscal 1998 and the first half of fiscal 1999, the Company's financial condition impaired the Company's ability to purchase necessary wafer supplies. See "Management's Discussion and Analyses of Financial Condition and Results of
Operations -- Results of Operations," and "-- Liquidity and Capital Resources."

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

     Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions in fiscal years 1997, 1998 and 1999 and incurred substantial losses during that period. While average selling prices have increased recently, there can be no assurances of how long, if at all, these increases will continue and when decreases will occur.

     Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in the fiscal years ended April 30, 1999, 1998 and 1997), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations, in manufacturing yields, changes in product mix, wafer price increases due to increased market demand, prices charged by the Company's suppliers and foreign currency fluctuations, and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of large orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

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

     Dependence on One Manufacturer. The Company does not manufacture the semiconductor wafers used for its products. Oki has supplied wafers to the Company since 1987 and was the Company's sole foundry source until the fourth quarter of fiscal 2000. At this time, the additional foundry, Xfab, provides only one product to the Company and the volumes are considerably less than Oki currently provides. The Company does not have a wafer supply agreement with Oki or Xfab at this time and instead purchases wafers on a purchase order and acceptance basis. The Company's almost exclusive reliance on these independent foundries involves a number of risks including the risk of inadequate wafer supplies to meet the Company's production needs, increased prices charged by those independent foundries, the unavailability of or interruption in access to required or more cost effective process technologies, reduced control over delivery schedules, manufacturing yields and costs, and the risks associated with international operations more fully described below. In view of the recent increase in demand for semiconductor products, the Company has not been able to obtain sufficient increased quantities of wafers from Oki to fulfill some of the recent increased customer demand, a circumstance that is expected to continue in at least the near future. Although the Company has a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. To address the Company's wafer supply concerns, the Company plans to continue working on expanding its primary foundry capability at Oki and its secondary foundry capability with Xfab at that foundry's facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 33.8% shareholder of the Company. The addition of Xfab as a second foundry source could enable the Company to reduce the risks associated with the sourcing and quantity of its wafer supply and thereby improve control over an important component of its business; however, there can be no assurance that sufficient capacity will be available from Xfab or another manufacturer at prices acceptable to the Company. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for the Company could take many months, or longer, and be subject to the other factors described under "Semiconductor Manufacturing Risks" below. The loss of Oki as a supplier, the inability of the Company to obtain additional capacity at Oki or to qualify Xfab for additional products or other wafer manufacturers for desired foundry capacity, or any other circumstances causing a significant interruption in the supply of semiconductor wafers to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    10.74(15)*  Amendment to Consulting Agreement dated June 23, 2000 between Hideyuki Tanigami and Registrant.
    21.1(1)     List of Subsidiaries of Registrant.
    23.1        Consent of Independent Accountants.
    24.1(15)    Power of Attorney.
    27.1(15)    Financial Data Schedule.

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

(15) Incorporated by reference to Registrant's Form 10-K filed for the year ended April 30, 2000 previously filed on July 27, 2000.

(16) Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement filed July 27, 2000.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on August 2, 2000.

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

August 2, 2000                                                   /s/ RADU M. VANCO
                                                ---------------------------------------------------
                                                                   Radu M. Vanco
                                                  President, Chief Executive Officer and Director
                                                           (Principal Executive Officer)

August 2, 2000                                                 /s/ THOMAS E. GAY III
                                                ---------------------------------------------------
                                                                 Thomas E. Gay III
                                                   Vice President of Finance and Administration
                                                 and Chief Financial Officer (Principal Financial
                                                              and Accounting Officer)

August 2, 2000                                  *
                                                 --------------------------------------------------
                                                 Hideyuki Tanigami
                                                 Chairman of the Board

August 2, 2000                                  *
                                                 --------------------------------------------------
                                                 Lionel M. Allan
                                                 Director

                                                 --------------------------------------------------
                                                 Cynthia M. Butitta
                                                 Director

                                                 --------------------------------------------------
                                                 Roland M. Duchatelet
                                                 Director

                                                 --------------------------------------------------
                                                 Henry C. Montgomery
                                                 Director

August 2, 2000                                  *
                                                 --------------------------------------------------
                                                 Glenn G. Possley
                                                 Director

August 2, 2000                                  *
                                                 --------------------------------------------------
                                                 Patrick Verderico
                                                 Director

           * By: /s/ RADU M. VANCO
----------------------------------------------
               Attorney-in-fact

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

                          CATALYST SEMICONDUCTOR, INC.

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

NOTE 4 -- LEASES:

     At April 30, 2000 and 1999, the net book value of assets recorded as property and equipment under capital leases aggregated $0.2 million and $0.3 million, which is net of accumulated amortization of $0.6 million and $0.5 million, respectively. The amortization of assets recorded under capital leases is included with depreciation and amortization expense.

                          CATALYST SEMICONDUCTOR, INC.

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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the stock option plans and its Purchase Plan consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

                                                            YEAR ENDED APRIL 30,
                                                        -----------------------------
                                                         2000      1999        1998
                                                        ------    -------    --------
Pro-forma net income (loss):..........................  $9,604    $   (31)   $(20,226)
Pro-forma net income (loss) per share:
  Basic:..............................................  $ 0.66    $(0.003)   $  (2.45)
  Diluted:............................................  $ 0.48    $(0.003)   $  (2.45)

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
    10.48(4)*    Loan Forgiveness Agreement dated March 12, 1996 between Radu
                 Vanco and Registrant.
    10.49(6)     Loan and Security Agreement dated June 19, 1997 between
                 Coast Business Credit, a division of Southern Pacific Thrift
                 & Loan Association (Coast), and Registrant.
    10.50(6)     Loan and Security Agreement (CEFO Facility) dated June 19,
                 1997 between Coast Business Credit, a division of Southern
                 Pacific Thrift & Loan Association (Coast), and Registrant.
    10.51(6)     Commercial Security Agreement dated April 1, 1998 between
                 Registrant and Oki Electric Industry Co., Ltd.
    10.52(6)     Wafer Purchase Agreement dated March 23, 1998 between
                 Registrant and Trio-Tech International PTE LTD with
                 Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.
    10.53(6)*    Addendum dated May 29, 1998 to Employment Agreement dated
                 October 14, 1995 between Radu Vanco and Registrant.
    10.54(6)*    Severance Agreement dated April 28, 1998 between Sorin
                 Georgescu and Registrant.
    10.55(6)*    Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.
    10.57(6)*    Severance Agreement dated April 28, 1998 between Marc H.
                 Cremer and Registrant.
    10.58(6)*    Severance Agreement dated April 28, 1998 between Bassam
                 Khoury and Registrant.
    10.59(6)*    Severance Agreement dated June 1, 1998 between Thomas E. Gay
                 III and Registrant.
    10.61(6)     Common Stock Purchase Agreement dated as of May 26, 1998
                 between Registrant and Elex N.V. (Elex) with Standstill
                 Agreement dated as of May 26, 1998 between Registrant and
                 Elex.
    10.62(6)     Letter Agreement dated August 6, 1998 between Coast and
                 Registrant concerning default and forbearance under the
                 Company's bank agreements.
    10.63(7)*    Agreement dated August 14, 1995 between Registrant and
                 Lionel M. Allan.
    10.64(8)     Common Stock Purchase Agreement dated as of September 14,
                 1998 between Registrant and Elex N.V. with Standstill
                 Agreement dated as of September 14, 1998 between Registrant and Elex, N.V.
    10.65(8)     Letter Agreement dated September 21, 1998 between Coast
                 Business Credit and Registrant concerning forbearance under the Company's Bank Agreement.
    10.67(12)*   Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan
                 Advisors, Inc.
    10.68(13)    Amendment No. One to Loan and Security Agreement dated as of
                 April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.
    10.69(16)    1998 Special Equity Incentive Plan.
    10.70(14)*   Employment Agreement dated August 18, 1998 between Radu
                 Vanco and Registrant.
    10.71(14)*   Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
    10.72(15)*   Severance Agreement dated May 11, 1999 between Frank
                 Reynolds and Registrant.
    10.73(15)*   Consulting Agreement dated January 1, 2000 between Hideyuki
                 Tanigami and Registrant.
    10.74(15)*   Amendment to Consulting Agreement dated June 23, 2000
                 between Hideyuki Tanigami and Registrant.
    21.1(1)      List of Subsidiaries of Registrant.
    23.1         Consent of Independent Accountants.
    24.1(15)     Power of Attorney.
    27.1(15)     Financial Data Schedule.

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

(15) Incorporated by reference to Registrant's Form 10-K filed for the year ended April 30, 2000 previously filed on July 27, 2000.

(16) Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement filed July 27, 2000.

 + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

 * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.