Form 10-Q
period 2000-07-30
CATALYST SEMICONDUCTOR INC
filed 2000-09-14
CIK 899636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 30, 2000 or

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


The number of shares outstanding of the Registrant's Common Stock as of September 1, 2000 was 16,467,177

================================================================================

                          CATALYST SEMICONDUCTOR, INC.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Condensed Consolidated Balance Sheets
     at July 31, 2000 and April 30, 2000.......................................................        Page 3

     Unaudited Condensed Consolidated Statements of Income for the three month periods
     ended July 31, 2000 and 1999..............................................................        Page 4

     Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods
     ended July 31, 2000 and 1999..............................................................        Page 5

     Notes to Unaudited Condensed Consolidated Financial Statements............................     Pages 6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION....................................................    Pages 9-17



                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.....................................................................       Page 18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................       Page 19

SIGNATURES.....................................................................................       Page 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         July 31,      April 30,
                                                                           2000          2000
                                                                         --------       -------
     ASSETS

Current assets:
     Cash ............................................................    $15,729      $ 6,205
     Accounts receivable, net ........................................     13,541       10,727
     Inventories .....................................................      4,359        3,531
     Other assets ....................................................        584          624
                                                                          -------      -------
         Total current assets ........................................     34,213       21,087
     Property and equipment, net .....................................      2,520        1,856
                                                                          -------      -------
         Total assets ................................................    $36,733      $22,943
                                                                          =======      =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit ..................................................    $ 2,025      $ 2,028
     Accounts payable ................................................      8,595        5,721
     Accounts payable - related parties ..............................      1,513        1,024
     Accrued expenses ................................................      3,292        2,522
     Deferred gross profit on shipments to distributors ..............      2,002          880
     Current portion of long-term debt and capital lease obligations..        215          203
                                                                          -------      -------
         Total current liabilities ...................................     17,642       12,378
Long-term debt and capital lease obligations .........................          4           64
                                                                          -------      -------
         Total liabilities ...........................................     17,646       12,442

Total stockholders' equity ...........................................     19,087       10,501
                                                                          -------      -------
         Total liabilities and stockholders equity ...................    $36,733      $22,943
                                                                          =======      =======

                         See accompanying notes to the
             unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                 Three Months Ended
                                          --------------------------------
                                          July 31, 2000      July 31, 1999
                                          -------------      -------------
Net revenues ..........................      $ 25,441          $  9,196

Cost of revenues ......................        12,386             5,376
                                             --------          --------
Gross profit ..........................        13,055             3,820

Research and development ..............         1,154               607
Selling, general and administrative ...         3,288             2,212
                                             --------          --------
Income from operations ................         8,613             1,001

Interest income (expense), net ........            30              (148)
                                             --------          --------
Income before income taxes ............         8,643               853

Income tax provision ..................           450                --
                                             --------          --------
Net income ............................      $  8,193          $    853
                                             ========          ========

Net income per share:
     Basic ............................      $   0.51          $   0.06
                                             ========          ========
     Diluted ..........................      $   0.40          $   0.05
                                             ========          ========

Weighted average common shares:
     Basic ............................        16,166            13,969
                                             ========          ========
     Diluted ..........................        20,537            17,859
                                             ========          ========

                         See accompanying notes to the
             unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Three Months Ended
                                                                   --------------------------------
                                                                   July 31, 2000      July 31, 1999
                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................      $  8,193          $    853
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization .........................           233               265
         Changes in working capital:
              Accounts receivable ..............................        (2,814)             (497)
              Inventories ......................................          (828)              (45)
              Other assets .....................................            40                72
              Accounts payable .................................         3,363            (1,037)
              Accrued expenses .................................           770               452
              Deferred gross profit on shipments to distributors         1,122               250
                                                                      --------          --------
Net cash provided by operating activities ......................        10,079               313
                                                                      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used for the acquisition of equipment ................          (897)             (266)
                                                                      --------          --------
            Cash used in investing activities ..................          (897)             (266)
                                                                      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock ......................................           393                 4
     Net payments on line of credit ............................            (3)             (154)
     Payment of long-term debt and capital lease obligations ...           (48)             (341)
                                                                      --------          --------
         Cash provided by (used in) financing activities .......           342              (491)
                                                                      --------          --------

Net increase (decrease) in cash and cash equivalents ...........         9,524              (444)
Cash at beginning of the period ................................         6,205             1,852
                                                                      --------          --------

Cash at end of the period ......................................      $ 15,729          $  1,408
                                                                      ========          ========



SUPPLEMENTAL CASH FLOW DISCLOSURES:
            Net interest paid ..................................      $     99          $    148
                                                                      ========          ========

            Income taxes .......................................      $    375          $     --
                                                                      ========          ========

                         See accompanying notes to the
             unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2000 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended April 30, 2000. The results of operations for the three month period ended July 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which has had a favorable impact on the Company's revenues and gross margins. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could experience another such downward trend in product pricing in the future which could further adversely affect the Company's operating results.

     During fiscal 2000, the Company's operations improved significantly, primarily due to an improvement in market conditions. As stated above, the semiconductor market's rebound has had a favorable impact on the Company's revenues and gross margins. Further, reductions in product costs and operating expenses, which were realized due to a cost reductions program by management, have had a favorable impact on profitability.

     The Company's fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

NOTE 2 - INCOME PER SHARE

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

         A reconciliation of the numerators and denominators of the basic diluted income per share is presented below:

                                                        Three Months Ended
                                                 --------------------------------
                                                 July 31, 2000      July 31, 1999
                                                 -------------      -------------

Net income ...................................      $ 8,193           $   853
                                                    =======           =======
Shares calculation:
     Weighted average shares outstanding-basic       16,166            13,969

Effect of dilutive securities:
     Stock options ...........................        4,371             3,890
                                                    -------           -------

Weighted average shares outstanding-diluted ..       20,537            17,859
                                                    =======           =======

Net income (loss) per share:
     Basic ...................................      $  0.51           $  0.06
                                                    =======           =======
     Diluted .................................      $  0.40           $  0.05
                                                    =======           =======

     Options to purchase 100,000 shares of common stock at prices ranging from $8.22 to $9.50 per share outstanding during the quarter ended July 31, 2000 and options to purchase 981,000 shares of common stock at prices from $0.91 to $6.30 per share outstanding during the quarter ended July 31, 1999 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              July 31,       April 30,
                                                                2000            2000
                                                              --------       ---------
Accounts receivable:
         Accounts receivable ..............................   $ 13,827       $ 11,013
         Less:  Allowance for doubtful accounts ...........       (286)          (286)
                                                              --------       --------
                                                              $ 13,541       $ 10,727
                                                              ========       ========

Inventories:
         Work-in-process ..................................   $  2,932       $  2,516
         Finished goods ...................................      1,427          1,015
                                                              --------       --------
                                                              $  4,359       $  3,531
                                                              ========       ========

Property and equipment:
         Engineering and test equipment ...................   $  8,883       $  8,012
         Computer hardware and software ...................      3,532          3,517
         Furniture and office equipment ...................      1,297          1,286
                                                              --------       --------
                                                                13,712         12,815

         Less: accumulated depreciation and amortization...    (11,192)       (10,959)
                                                              --------       --------
                                                              $  2,520       $  1,856
                                                              ========       ========

NOTE 4 - DEBT

     Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime (9.5% at July 31, 2000) plus 2.5%. Amounts borrowed on the line of credit are secured by accounts receivable and are subject to compliance with loan covenants. As of July 31, 2000, $2.0 million was outstanding under the line.

NOTE 5 - 1998 SPECIAL EQUITY INCENTIVE PLAN

     In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan ("Special Option Plan") for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $533,000 of compensation expense will be recognized over the four year vesting period of the options, $35,000 of which was recognized during the three-month period ended July 31, 2000. An aggregate of $220,000 of such expense has been recognized through July 31, 2000 and $313,000 remains to be recognized in future periods.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 33.4% of the outstanding shares of the Company. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company's principal wafer fab since 1985. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. During the fiscal quarter ended July 31, 2000, the Company purchases from Xfab totaled $1,372,000. As of July 31, 2000, the total amount owed Xfab was $1,164,000. Mr. Duchatelet is the Chairman and CEO of Elex N. V. and serves as a member of the Company's Board of Directors.

     The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. As of April 30, 2000, Essex employed the equivalent of approximately 13 engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company own approximately 95% of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the fiscal quarter ended July 31, 2000 the Company recorded $183,000 of engineering fees from Lxi for engineering design services. As of July 31, 2000 the total amount owed to Lxi was $349,000.

NOTE 7 - COMMITMENTS

     In July 2000, the Company entered into an arrangement with Oki to increase the supply of wafers from September 1, 2000 through August 30, 2001. In return for this increase in capacity the Company has agreed to make significant payments in September 2000 and March 2001.

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

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which has had a favorable impact on the Company's revenues and gross margins. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could experience another such downward trend in product pricing in the future which could further adversely affect the Company's operating results.

     During fiscal 2000, the Company's operations improved significantly, primarily due to an improvement in market conditions. The semiconductor market has rebounded from a cyclical decline which has had a favorable impact on the Company's revenues and gross margins. Further, reductions in product costs and operating expenses, which were realized due to a cost reductions program by management, have had a favorable impact on profitability.


RESULTS OF OPERATIONS

     Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues increased 176% to $25.4 million for the quarter ended July 31, 2000 from $9.2 million for the quarter ended July 31, 1999. The increase was primarily attributable to an increase in sales of the Company's EEPROM products. Total revenues of $25.4 million for the quarter ended July 31, 2000 increased by 49% from $17.1 million for the quarter ended April 30, 2000. The increase is primarily attributable to an increase in units shipped. For the three months ended July 31, 2000, approximately 63% of the Company's revenues were derived from shipments to international customers compared with 56% of net product sales during both the three months ended July 31, 1999 and during fiscal 2000. The increase in the percentage of international revenues is attributable to an improvement in the Company's ability to compete effectively at the low prices prevalent in certain markets in the Far East and increased shipments to the Company's distributors in Japan. All sales of the Company's products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit. Gross profit for the quarter ended July 31, 2000 was $13.1 million, or 52% of revenues, compared to a gross profit of $3.8 million, or 41% of revenues, for the quarter ended July 31, 1999. The increase in gross profit percentage is primarily due to increased prices in the market for its products and decreased unit assembly and testing costs. In the quarter ended July 31, 1999, the Company received the benefit of approximately $0.5 million credit from the sale of inventory which was previously reserved. It is the policy of the Company to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balance sheet date, generally within the ensuing six months. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and the majority are paid within 45 days, minimizing the effects of currency fluctuations.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased by 100% to $1.2 million, or 5% of revenues, for the quarter ended July 31, 2000, from $0.6 million, or 7% of revenues for the quarter ended July 31, 1999. The increase in R&D spending is primarily attributable to increased expenses for research and development personnel.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses increased by 50% to $3.3 million, or 13% of revenues, for the quarter ended July 31, 1999, from $2.2 million, or 24% of revenues, for the quarter ended July 31, 1999. The increase is primarily attributable to increased expenses for sales and administrative personnel and increased commission expenses to outside representatives.

     Net Interest Income/expense. Net interest income was $30,000 for the quarter ended July 31, 2000, compared to net interest expense of $148,000 for the quarter ended July 31, 1999. The decrease is primarily related to the decreased average outstanding borrowings and interest earned on the Company's increased cash.

     Income Tax Provision. The Company recorded a provision for income taxes of $0.5 million or 6% of net income before taxes for the quarter ended July 31, 2000, compared to a provision of zero for the quarter ended July 31, 1999. The provision for income tax primarily represents federal alternative minimum tax.

     As of April 30, 2000, the Company had available net operating loss carryforwards of approximately $22.8 million for federal tax purposes, which begin to expire in fiscal 2004. If the net income before taxes of the Company for the quarter ended July 31, 2000 remains at that level for the balance of fiscal 2001, the remaining net operating loss carryforwards will be minimal. Furthermore, the availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

LIQUIDITY AND CAPITAL RESOURCES

     Cash increased $9.5 million to $15.7 million as of July 31, 2000 from $6.2 million as of April 30, 2000. The increase was primarily attributable to the net profits generated by the Company's operations.

     Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime (9.5% at July 31, 2000) plus 2.5%. As of July 31, 2000, the Company had approximately $2.0 million of secured loans owed to its bank. As of July 31, 2000, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $3.0 million additional cash and had cash on hand of $15.7 million. The Company is also indebted to other creditors in the amount of approximately $10.1 million. This amount is comprised of approximately $8.6 million for wafers and inventory processing and approximately $1.5 million for other goods and services.

     Although management believes the Company has sufficient working capital resources to continue its operations, the Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

     THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL YEAR ENDING APRIL 30, 2001, FOR THE FISCAL QUARTER ENDING OCTOBER 31, 2000, AND FUTURE FISCAL YEARS AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

     The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

     Variability of Operating Results; Possibility of Future Losses. Due to favorable conditions, the Company's operating results for the year ended April 30, 2000 would have resulted in a profit of $8.8 million instead of a profit of $10.0 million if they had not included a credit of $0.8 million from a vendor as a result of various negotiations and $0.4 million profit from the sale of inventory previously reserved for. Additionally, the Company's operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Additionally, the Company's operating results in fiscal 1998 and 1997 resulted in losses of $18.9 million and $4.0 million respectively. The Company did not benefit from any such credits during the quarter ended July 31, 2000. During the fiscal years 1998 through most of 1999 and before, the Company experienced significant negative cash flow from operations. There can be no assurance that the Company can continue to generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. Although the Company has reported profits for the seven most recent consecutive quarters, there can be no assurance that the Company will be able to sustain such profitability in the future.

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

     Fluctuations in Operating Results. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in the fiscal years ended April 30, 1999, 1998 and 1997), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company's sales channels, gains or losses of significant customers, timing of significant orders of the Company's products, fluctuations in manufacturing yields, changes in product mix, wafer price increases due to increased market demand, prices charged by the Company's suppliers and foreign currency fluctuations and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of large orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis.

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

     Dependence on One Manufacturer. The Company does not manufacture the semiconductor wafers used for its products. Oki has supplied wafers to the Company since 1987 and was the Company's sole foundry source until the fourth quarter of fiscal 2000. At this time, the additional foundry, Xfab, provides a limited number of products to the Company and the volumes are considerably less than Oki currently provides. The Company does not have a wafer supply agreement with Xfab at this time and instead purchases wafers on a purchase order and acceptance basis. The Company's almost exclusive reliance on these independent foundries involves a number of risks including the risk of inadequate wafer supplies to meet the Company's production needs, increased prices charged by those independent foundries, the unavailability of or interruption in access to required or more cost effective process technologies, reduced control over delivery schedules, manufacturing yields and costs, and the risks associated with international operations more fully described below. In view of the recent increase in demand for semiconductor products, the Company has not been able to obtain sufficient increased quantities of wafers from Oki to fulfill some of the recent increased customer demand, a circumstance that is expected to continue in at least the near future. Although the Company has a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997. On September 6, 2000, the Company announced an agreement with Oki that will result in a significant increase in foundry capacity commencing in September 2000. To address the Company's wafer supply concerns, the Company plans to continue working on expanding its primary foundry capability at Oki and its secondary foundry capability with Xfab at that foundry's facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 33.4% shareholder of the Company. The addition of Xfab as a second foundry source could enable the Company to reduce the risks associated with the sourcing and quantity of its wafer supply and thereby improve control over an important component of its business; however, there can be no assurance that sufficient capacity will be available from Xfab. Additionally, there can be no assurance that increased capacity will continue to be available from Oki or that capacity will be available from another manufacturer at prices acceptable to the Company. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for the Company could take many months, or longer, and be subject to the other factors described under "Semiconductor Manufacturing Risks" below. The loss of Oki as a supplier, the inability of the Company to obtain additional capacity at Oki or to qualify Xfab for additional products or other wafer manufacturers for desired foundry capacity, or any other circumstances causing a significant interruption in the supply of semiconductor wafers to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

     Semiconductor Manufacturing Risks. The manufacture of semiconductor wafers is highly complex and sensitive to a wide variety of factors and, as is typical in the semiconductor industry, the Company's outside wafer foundry from time to time has experienced lower than anticipated production yields. The amount of time to develop an alternative foundry source can be lengthy and the expense considerable. Furthermore, the yield of satisfactory product is often substandard during the initial developmental stages when the process is being initiated. There can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. Such delays and reductions can result in cancellations of customer orders thereby adversely affecting the Company's ability to generate future revenues. The loss of Oki as a supplier, the failure to further develop Xfab as a reliable foundry in an expeditious and cost-effective manner, any prolonged inability to obtain adequate yields or deliveries from Oki or Xfab, or any other circumstance that would require the Company to seek and qualify alternative sources of supply of such products, could delay shipments, result in the loss of customers and have a material adverse effect on the Company's business and operating results. Moreover, the inability to procure wafer supplies from Oki on commercially reasonable terms as a result of foreign currency exchange rate fluctuations may have a material adverse effect on the Company's operating results. Although the Company is exploring and seeking to develop alternative wafer supply sources such as Xfab, there can be no assurance that it will be able to obtain such alternative sources or that the Company will have adequate facilities available. Failure to have such supplies available would have a material adverse effect on the Company's business, financial condition and results of operations.

     Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company's inventory will be reduced by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors. For example, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices for the Company's products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000 or in the first three months of fiscal 2001. In addition, in fiscal 1998, the Company's ability to forecast future demand and selling prices diminished. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for the Company's products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company's Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. There can be no assurance that the Company will not suffer similar reductions in values of its inventories in the future or that the Company will be able to liquidate its inventory at acceptable prices.

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

     International Operations. For the three month period ended July 31, 2000, international sales comprised 63% of the Company's product sales. Additionally, for fiscal years 2000, 1999 and 1998, international sales accounted for approximately 56%, 41% and 64%, respectively, of the Company's product sales. The decrease in international sales in 1999 was primarily attributable to the transition in Japan from Marubun, who resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. In fiscal 2000, the Company was able to reenter certain Far East markets, contributing to the increased international sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. All sales are invoiced and paid in dollars, reducing the Company's direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services, and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of the Company's purchases are in US dollars, minimizing any direct currency fluctuation risk. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories. There can be no assurance that these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

     Flash Memory Market. A significant amount of the Company's net revenues during 2000, 1999 and 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's fiscal 1999, 1998 and 1997 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to the intense competition, limited development resources and other factors, the Company has decided not to develop any of the higher density Flash memory devices at this time. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1999, 1998 and 1997 operating results, to adversely affect the Company's future operating results.

     Expected Need for Additional Capital. The Company has incurred significant losses or experienced significant negative cash flow from operations during several recent years. Such negative cash flow during fiscal 1999, 1998 and 1997 significantly reduced the Company's available capital. During fiscal 1999, the Company was successful in having its lenders agree to waive or forbear taking actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to be in conformance with the terms and conditions negotiated. Even though the Company had cash on hand of $15.7 million and the ability to draw up to $3.0 million additional cash from its bank as of July 31, 2000, there can be no assurance that the Company will continue to generate sufficient revenue and profits to fund its operations. The Company has pursued and continues to pursue measures designed to reduce expenses and conserve cash such as constraints in hiring additional personnel, deferrals of planned expenditures, other expense reductions and other measures. Such activities can have a material, adverse effect on the Company's business, financial condition and operating results. Furthermore, to the extent the Company suffers any adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be adversely affected.

     The Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that additional funding will be available at acceptable terms, if at all. If the Company is successful in raising additional funds through the issuance of equity securities, existing stockholders of the Company could experience significant dilution or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. If adequate funds are not available or are not available on acceptable terms, further reductions in the Company's operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Delinquencies to Customers. Due to the constraints in the Company's wafer supply, it has been unable to fulfill all its customers' orders according to the schedule originally requested. Although the Company is striving to increase its supply of wafers and communicate to its customers the scheduled delivery dates that it believes that it can reasonably expect to meet, there can be no assurance that the customers will accept the alternative delivery date or not seek cancellation of its outstanding orders. The Company's operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company's products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in recent fiscal years).

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

     Limited Market for the Company's Securities. The Company's common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the NASDAQ stock exchange for continued listing. The Company's stock was traded on the Over-The-Counter Bulletin Board market until September 6, 2000 when the Company was relisted on the NASDAQ SmallCap market. The over the counter market was generally less visible to investors and therefore the Company was unable to meet the liquidity requirements of some major commercial, institutional and private investors thus limiting the market for the Company's securities. As a result of recent operating results and other conditions, management believes that the Company's common stock now meets the qualifications for being listed on the NASDAQ National Market as well. Therefore, the Company plans to submit a request that its securities be listed on the National Market, but is unable to ascertain the amount of time NASDAQ will take to consider such application, if NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on the part of the Company's management and legal representatives to adequately demonstrate and verify the Company's qualifications.

     Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. For the quarter ended July 31, 2000, shipments to Future Electronics, Inc., a distributor principally in North America and Memec (Asia Pacific) Ltd., a distributor in Asia each represented more than ten percent of the Company's revenues (13% and 11%, respectively). For the year ended April 30, 2000, shipments to Memec (Asia Pacific) Ltd., Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan each represented more than ten percent of the Company's revenues (13%, 12% and 11% respectively). During fiscal years 1999 and 1998, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (0% and 21%, respectively). Marubun resigned as a distributor effective in or about March 1998. The Company has been working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may never completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination.

This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

                           CATALYST SEMICONDUCTOR, INC.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On June 14, 2000, the Company's Board of Directors increased the number of authorized directors from five to six and on July 9, 2000 further increased the number of authorized directors from six to eight. As a result of these actions, the board is currently comprised of three Class I Directors, three Class II Directors and two Class III Directors. On June 14, 2000, Ms. Cynthia Butitta was appointed to the Company's Board of Directors as a Class II Director. Mr. Glen Possley was appointed as a Class II Director on July 9, 2000. The Class II directors will stand for re-election at the Annual Shareholders meeting to be held September 22, 2000. The third Class II Director, Mr. Patrick Verderico has stated his intention not to stand for reelection, which will effectively reduce the number of directors from eight to seven on that date. Mr. Henry C. Montgomery was appointed to serve as a Class I director on July 9, 2000. Mr. Montgomery's term will expire, along with that of the other Class I Directors, on April 30, 2002, or at such time as his successor has been duly elected and qualified.

     Cynthia M. Butitta has served as the CFO for Telik, Inc. since August 1998 and is also a director of Telik, Inc. Ms. Butitta co-founded Altair Capital Associates, LLC, a provider of financial advisory services in November 1998 and continues to serve as a principal and she founded Butitta Consulting Services LLC in September 1997. From December 1995 to September 1997, she served as the CFO and Vice President of Finance and Administration for Connetics Corporation, a provider of services. From June 1994 to December 1995, Ms. Butitta served as the CFO and Vice President of Finance and Administration at InSite Vision, Inc. She holds a BS in Business & Accounting from Edgewood College in Madison, Wisconsin and a MBA from the University of Wisconsin, Madison.

     Dr. Glen G. Possley is currently a managing general partner at Glen-Ore Associates. From January 1998 through January 2000, Dr. Possley was a partner at International Technology Ventures and N-Able Group. From June 1994 to December 1997, Dr. Possley was President of SubMicron Technology, Inc., a semiconductor company. From April 1992 to May 1994 he was Senior Vice President of Manufacturing at Ramtron International, a semiconductor company. Dr. Possley has also held senior management positions at Texas Instruments, Motorola, Philips/Signetics, and United Technologies Mostek Corporations. Dr. Possley is currently a director of Novellus Systems, Inc., and TecHarmonic, Inc. He received a BS in Mathematics from Western Illinois University in 1963 and a Ph.D. in Physical Chemistry from the University of Kentucky in 1969.

     Henry C. Montgomery previously served as a member of our Board of Directors from 1990 to 1995. Since 1980, Mr. Montgomery has been and continues to serve as the Chairman of the Board of Montgomery Financial Services Corporation, a management consulting and financial services firm. Mr. Montgomery specializes in services for companies in transition or that are financially troubled. The following describes some of those engagements. Since January 2000 Mr. Montgomery has served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Indus International, Inc., a public company engaged in enterprise asset management systems. For eight months in 1999, he served as Executive Vice President of Finance and Administration of Spectrian Corporation, a public company engaged in making cellular base station power amplifiers and power transistors. Mr. Montgomery served as Executive Vice President of SyQuest Technology, Inc., a public company engaged in the development, manufacture and sale of computer hard drives from November 1996 through July 1997. On November 17, 1998, SyQuest filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. Montgomery served as President and Chief Executive Officer of New Media Corporation, a privately held company engaged in developing, manufacturing and selling PCMCIA cards for the computer industry, from March 1995 until mid-November 1996. On October 14, 1998, New Media Corporation filed a petition under Chapter 11 of the U.S. Bankruptcy Code.

     On September 6, 2000, the Company announced that it had been approved for listing on the Nasdaq SmallCap Market. Trading on the Nasdaq SmallCap Market commenced on Wednesday, September 6, 2000 under the trading symbol CATS. The Company believes that its performance since filing the application for listing on the Nasdaq SmallCap Market has enabled it to also meet the requirements for listing on the Nasdaq National Market and therefore plans to file an application in the near future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended July 31, 2000.

                           CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.


Date: September 14, 2000                By: /s/ RADU M. VANCO
      ------------------                   ----------------------------------
                                           Radu M. Vanco
                                           President and Chief Executive Officer



Date: September 14, 2000                By: /s/ THOMAS E. GAY III
      ------------------                   -------------------------------------
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