Form 10-Q
period 2000-10-29
CATALYST SEMICONDUCTOR INC
filed 2000-12-13
CIK 899636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2000 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to     .

0-21488
(Commission File Number)

CATALYST SEMICONDUCTOR, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0083129 (I.R.S. Employer Identification No.)

1250 Borregas Avenue Sunnyvale, California (Address of Registrant’s principal executive offices)	94089 (Zip Code)

(408) 542-1000
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [  ]

             The number of shares outstanding of the Registrant’s Common Stock as of November 30, 2000 was 16,708,761

CATALYST SEMICONDUCTOR, INC.

SIGNATURES	20

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2000	April 30, 2000

ASSETS
Current assets:
Cash	$23,406	$6,205
Accounts receivable, net	16,849	10,727
Inventories	5,311	3,531
Other assets	424	624

Total current assets	45,990	21,087
Property and equipment, net	2,349	1,856

Total assets	$48,339	$22,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$2,025	$2,028
Accounts payable	7,214	5,721
Accounts payable—related parties	1,458	1,024
Accrued expenses	5,127	2,522
Deferred gross profit on shipments to distributors	2,710	880
Current portion of long-term debt and capital lease obligations	169	203

Total current liabilities	18,703	12,378
Long-term debt and capital lease obligations	—	64

Total liabilities	18,703	12,442

Total stockholders’ equity	29,636	10,501

Total liabilities and stockholders’ equity	$48,339	$22,943

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	October 31, 2000	October 31, 1999	October 31, 2000	October 31, 1999

Net revenues	$31,834	$10,700	$57,275	$19,896

Cost of revenues	15,193	5,552	27,579	10,928

Gross profit	16,641	5,148	29,696	8,968

Research and development	987	698	2,141	1,305
Selling, general and administrative	3,742	2,355	7,030	4,567

Income from operations	11,912	2,095	20,716	3,096

Interest income (expense), net	161	(141)	191	(289)

Income before income taxes	12,073	1,954	20,716	2,807

Income tax provision	1,650	—	2,100	—

Net income	$10,423	$1,954	$18,616	$2,807

Net income per share:
Basic	$0.63	$0.14	$1.14	$0.20

Diluted	$0.50	$0.10	$0.90	$0.15

Weighted average common shares:
Basic	16,525	14,033	16,344	13,998

Diluted	20,786	19,114	20,671	18,484

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	October 31, 2000	October 31, 1999

Cash flows from operating activities:
Net income	$18,616	$2,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508	506
Changes in working capital:
Accounts receivable	(6,122)	(608)
Inventories	(1,780)	(689)
Other assets	200	183
Accounts payable (including related parties)	1,927	(1,706)
Accrued expenses	2,849	472
Deferred gross profit on shipments to distributors	1,830	(78)

Net cash provided by operating activities	18,028	887

Cash flows from investing activities:
Cash used for the acquisition of equipment	(1,001)	(543)

Cash used in investing activities	(1,001)	(543)

Cash flows from financing activities:
Sale of common stock	275	16
Net payments on line of credit	(3)	(51)
Payment of long-term debt and capital lease obligations	(98)	(598)

Cash provided by (used in) financing activities	174	(633)

Net increase (decrease) in cash and cash equivalents	17,201	(289)
Cash at beginning of the period	6,205	1,852

Cash at end of the period	$23,406	$1,563

Supplemental non-cash information:
Accrued compensation credited to equity upon exercise of options	$244	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Basis of Presentation

             In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2000 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2000. The results of operations for the six month period ended October 31, 2000 are not necessarily indicative of the res ults to be expected for the entire year.

             The Company’s business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which has had a favorable impact on the Company’s revenues and gross margins into fiscal 2001 to date. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst’s business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. This rebound in the semiconductor market is not guaranteed to continue and the Company could experience another such downward trend in product pricing in the future which could further adversely affect the Company’s operating resul ts.

             During fiscal 2000 and fiscal 2001 to date, the Company’s operations improved significantly, primarily due to an improvement in market conditions. As stated above, the semiconductor market’s rebound has had a favorable impact on the Company’s revenues and gross margins. Further, reductions in product costs and operating expenses, which were realized due to a cost reductions program by management, have had a favorable impact on profitability.

             The Company’s fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

             Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2000, the Company has not had any transactions that are required to be reported in other comprehensive income.

Note 2.      Income Per Share

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

             A reconciliation of the numerators and denominators of the basic diluted income per share is presented below:

	Three Months Ended		Six Months Ended

	October 31, 2000	October 31, 1999	October 31, 2000	October 31, 1999

Net income	$10,423	$1,954	$18,616	$2,807

Shares calculation:
Weighted average shares outstanding—basic	16,525	14,033	16,344	13,998

Effect of dilutive securities:
Stock options	4,261	5,081	4,327	4,486

Weighted average shares outstanding—diluted	20,786	19,114	20,671	18,484

Net income (loss) per share:
Basic	$0.63	$0.14	$1.14	$0.20

Diluted	$0.50	$0.10	$0.90	$0.15

             Options to purchase 30,000 shares of common stock at $9.50 per share outstanding during the quarter ended October 31, 2000 and options to purchase 410,000 shares of common stock at prices from $1.69 to $6.30 per share outstanding during the quarter ended October 31, 1999 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

             Options to purchase 30,000 shares of common stock at $9.50 per share outstanding during the six month period ended October 31, 2000 and options to purchase 695,000 shares of common stock at prices from $0.91 to $6.30 per share outstanding during the six month period ended October 31, 1999 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

Note 3.      Balance Sheet Components (in thousands):

	October 31, 2000	April 30, 2000

Accounts receivable:
Accounts receivable	$17,348	$11,013
Less: Allowance for doubtful accounts	(500)	(286)

	$16,849	$10,727

Inventories:
Work-in-process	$4,179	$2,516
Finished goods	1,132	1,015

	$5,311	$3,531

Property and equipment:
Engineering and test equipment	$8,968	$8,012
Computer hardware and software	3,550	3,517
Furniture and office equipment	1,303	1,286

	13,816	12,815

Less: accumulated depreciation and amortization	(11,467)	(10,959)

	$2,349	$1,856

Note 4.      Debt

             Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime (9.5% at October 31, 2000) plus 2.5%. Amounts borrowed on the line of credit are secured by accounts receivable and are subject to compliance with loan covenants. As of October 31, 2000, $2.0 million was outstanding under the line.

Note 5.      1998 Special Equity Incentive Plan

             In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan (“Special Option Plan”) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $533,000 of compensation expense will be recognized over the four year vesting period of the options, $32,000 of which was recognized during the three-month period ended October 31, 2000. An aggregate of $252,000 of such e xpense has been recognized through October 31, 2000 and $281,000 remains to be recognized in future periods.

Note 6.      Related Party Transactions

             During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 32.9% of the outstanding shares of the Company. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab since 1985. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. During the six months ended October 31, 2000, the Company’s purchases from Xfab totaled $3,851,000. As of October 31, 2000, the total amount owed Xfab was $1,348,000. Mr. Duchâtelet is the Chairman and CEO of Elex NV and serves as a member of the Company’s Board of Directors.

             The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. As of October 31, 2000, Essex employed the equivalent of approximately 13 engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company own approximately 95% of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the six months ended October 31, 2000 the Company recorded $294,000 of engineering fees from Lxi for engineering design services. As of October 31, 2000 the total amount owed to Lxi was $110,000.

Note 7.      Commitments

             In July 2000, the Company entered into an arrangement with Oki to increase the supply of wafers for the period beginning September 1, 2000 through August 30, 2001. In return for this increase in capacity from Oki, the Company has agreed to make two payments of $5.0 million, one of which was paid in September 2000 and one of which is due in March 2001.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

             The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto included in this report. In addition, the Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that the factors set forth in “Certain Factors that May Affect the Company’s Future Results” as set forth below in this Item 2, as well as other factors, in the past have affected and in the future could affect the Company’s actual results, and could cause the Company’s results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

Overview

             Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

             The Company’s business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which has had a favorable impact on the Company’s revenues and gross margins. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst’s business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. The Company could experience another such downward trend in product pricing in the future which could further adversely affect the Company’s operating results.

             During fiscal 2000, the Company’s operations improved significantly, primarily due to an improvement in market conditions. The semiconductor market has rebounded from a cyclical decline which has had a favorable impact on the Company’s revenues and gross margins. Further, reductions in product costs and operating expenses, which were realized due to a cost reductions program by management, have had a favorable impact on profitability.

Results of Operations

             Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues increased 197% to $31.8 million for the quarter ended October 31, 2000 from $10.7 million for the quarter ended October 31, 1999. The increase is primarily attributable to an increase in sales of the Company’s EEPROM products. Total revenues of $31.8 million for the quarter ended October 31, 2000 increase d by 25% from $25.4 million for the quarter ended July 31, 2000. The increase is primarily attributable to an increase in units shipped. For the six months ended October 31, 2000, total revenues increased 187% to $57.2 million from $19.9  million for the six months ended October 31, 1999. The increase is primarily attributable to increased shipments into certain markets in the Far East and Japan. For the six months ended October 31, 2000, approximately 59% of the Company’s revenues were derived from shipments to international customers compared with 60% of net product sales during fiscal 2000. All sales of the Company’s products are in US dollars, minimizing the effects of currency fluctuations.

             Gross Profit. Gross profit for the quarter ended October 31, 2000 was $16.6 million, or 52% of revenues, compared to a gross profit of $5.1 million, or 48% of revenues, for the quarter ended October 31, 1999. The increase in gross profit percentage is primarily due to increased prices in the market for its products and decreased unit assembly and testing costs. In addition, in the quarter ended October 31, 1999, the Company received the benefit of a $0.8 million credit from the settlement of claims for amounts due to a vendor which reduced cost of sales for that quarter. Further, in the quarter ended July 31, 1999, the Company received the benefit of approximately $0.5 million credit from the sale of inventory which was previously reserved. It is the policy of the Company to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balanc e sheet date, generally within the ensuing six months. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and the majority are paid within 45 days, minimizing the effects of currency fluctuations.

             Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased by 43% to $1.0 million, or 3% of revenues, for the quarter ended October 31, 2000, from $0.7 million, or 7% of revenues for the quarter ended October 31, 1999. The increase in R&D spending is primarily attributable to increased expenses for research and development personnel. For the six months ended October 31, 2000, R&D expenses increased 62% to $2.1 million or 4% of revenues from $1.3 million or 7% of revenues for the six months ended October 31, 1999. The increase is primarily attributable to increased expenses for research and development personnel.

             Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses increased by 54% to $3.7 million, or 12% of revenues, for the quarter ended October 31, 2000, from $2.4 million, or 22% of revenues, for the quarter ended October 31, 1999. The increase is primarily attributable to increased expenses for sales and administrative personnel and increased commission expenses to outside representatives. For the six months ended October 31, 2000, S,G&A expenses increased 52% to $7.0 million or 12% of revenues from $4.6 million or 23% of revenues for the six months ended October 31, 1999. The increase is primarily attributable to increased expenses for sales and administrative personnel and increased commission expenses to outside r epresentatives.

             Net Interest Income/expense. Net interest income was $161,000 for the quarter ended October 31, 2000, compared to net interest expense of $141,000 for the quarter ended October 31, 1999. The increase is primarily related to the interest earned on the Company’s increased cash and decreased average outstanding borrowings. Net interest income was $191,000 for the six months ended October 31, 2000, compared to net interest expense of $289,000 for the six months ended October 31, 1999. The increase is primarily related to the interest earned on the Company’s increased cash and decreased average outstanding borrowings.

             Income Tax Provision. The Company recorded a provision for income taxes of $1.7 million or 14% of net income before taxes for the quarter ended October 31, 2000, compared to a provision of zero for the quarter ended October 31, 1999. The Company has recorded a provision for income taxes of $2.1 million or 10% of net income before taxes for the six months ended October 31, 2000, compared to a provision of zero for the six months ended October 31, 1999. The provision for income tax primarily represents the estimated proportional share of income tax liability for the fiscal year after deductions for available net operating loss carryforwards and income tax credits.

             As of April 30, 2000, the Company had available net operating loss carryforwards of approximately $22.8 million for federal tax purposes, which begin to expire in fiscal 2004. If the net income before taxes of the Company for the six months ended October 31, 2000 remains at that level for the balance of fiscal 2001, the remaining net operating loss carryforwards will be minimal. Furthermore, the availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

Liquidity and Capital Resources

             Net cash generated by operations was $18.0 million for the six months ended October 31, 2000, which was due primarily to a net income of $18.6 million, an increase in accounts payable and other liabilities of $6.6 million related to the increased sales and manufacturing activity and depreciation and amortization of $0.5 million. This was partially offset by an increase in net accounts receivable of $6.1 million and an increase in inventories of $1.8 million which were also related to the increase in sales and manufacturing activity, respectively. Net cash generated by operating activities for the six months ended October 31, 1999 was $0.9 million.

             The Company’s investing activities used $1.0 million during the six months ended October 31, 2000 related primarily to the acquisition of equipment for manufacturing activities. Cash used in investing activities for the six months ended October 31, 1999 was $0.5 million.

             Financing activities generated $0.2 million during the six months ended October 31, 2000, consisting primarily of the proceeds from the exercise of stock options. This was slightly offset by principal payments on our capital leases. During the six months ended October 31, 1999, the cash used by financing activities was $0.6 million.

             Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime (9.5% at July 31, 2000) plus 2.5%. As of October 31, 2000, the Company had approximately $2.0 million of secured loans owed to its bank. As of October 31, 2000, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $3.0 million additional cash and had cash on hand of $23.4 million. The Company is also indebted to other creditors in the amount of approximately $8.7 million. This amount is comprised of approximately $8.1 million for wafers and inventory processing and approximately $0.6 million for other goods and services.

             Although management believes the Company has sufficient working capital resources to continue its operations for at least the next twelve months, the Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all.

Certain Factors that May Affect the Company’s Future Results

             The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the “Reform Act”) that provides a “safe harbor” for forward-looking statements made by or on behalf of the Company. The Company hereby cautions stockholders, prospective investors in the Company and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company’s stock price or cause the Company’s actual results for the fiscal year ending April 30, 2001, for the fiscal quarter ending January 31, 2001, and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of the Company.

             The Company’s business and future operating results are subject to potential fluctuations due to a number of factors including the following:

             Variability of Operating Results; Possibility of Future Losses. Due to favorable conditions, the Company’s operating results for the year ended April 30, 2000 would have resulted in a profit of $8.8 million instead of a profit of $10.0 million if they had not included a credit of $0.8 million from a vendor as a result of various negotiations and $0.4 million profit from the sale of inventory previously reserved for. Additionally, the Company’s operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Further, the Company’s operating results in fiscal 1998 and 1997 resulted in losses of $18.9 million and $4.0 million respectively. The Company did not benefit from any such credits du ring the six months ended October 31, 2000. During the fiscal years 1998 through most of 1999 and before, the Company experienced significant negative cash flow from operations. There can be no assurance that the Company can continue to generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in operating expenses precede and are not subsequently followed by increased revenues, the Company’s business, results of operations and financial condition would be materially adversely affected. Although the Company has reported profits for the eight most recent consecutive quarters, there can be no assurance that the Company will be able to sustain such profitability in the future.

             Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in calendar years 1997 and 1998. Such downturns are characterized by diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity and in some cases have lasted more than a year. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions in years ended April 30, 1997, 1998 and calendar 1999 and incurred substantial losses during that period. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal years ended April 30, 1997, 1998 and 1999 operating results, to adversely affect the Company’s future operating results. Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. The improved market conditions we experienced in calendar year 1999 and the first ten months of calendar year 2000 may not continue. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Our business could be harmed in the future by cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers’ products.

             Fluctuations in Operating Results. The Company’s operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company’s products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by the Company in the fiscal years ended April 30, 1999, 1998 and 1997), increased expenses associated with new product introductions or process changes, increased expenditures related to expanding the Company’s sales channels, gains or losses of significant customers, timing of significant orders of the Company’s products, fluctuations in manufacturing yields, c hanges in product mix, wafer price increases due to increased market demand, prices charged by the Company’s suppliers and foreign currency fluctuations and general economic conditions. The Company anticipates that a significant portion of its revenue will be derived from a limited number of large orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company’s operating results, particularly on a quarterly basis.

Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. The Company’s expense levels are based, in significant part, on the Company’s expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, as has occurred during the years ended April 30, 1999, 1998 and 1997, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company’s expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, the Company’s operating results may fall below the expectations of investors, which could have a material adverse effect on the market price of the Company’s Common Stock. Reductions in revenue expectations can also require the Company to take additional reserves again st inventory valuations based upon the reduced likelihood that the Company will be able to liquidate its inventories at profitable prices. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in operating results.

             Dependence on One Manufacturer. The Company does not manufacture the semiconductor wafers used for its products. Oki Electric Industry, Co., Ltd. (Oki) in Japan has supplied wafers to the Company since 1987 and was the Company’s sole foundry source until the quarter ended April 30, 2000. At this time, the additional foundry, Xfab, provides a limited number of products to the Company and the volumes are considerably less than Oki currently provides. The Company does not have a wafer supply agreement with Xfab at this time and instead purchases wafers on a purchase order and acceptance basis. The Company’s almost exclusive reliance on these independent foundries involves a number of risks including the risk of inadequate wafer supplies to meet the Company’s production needs, increased prices charged by those independent foundries, the unavailability of or interruption in access to requ ired or more cost effective process technologies, reduced control over delivery schedules, manufacturing yields and costs, and the risks associated with international operations more fully described below. In view of the recent increase in demand for semiconductor products, the Company has not been able to obtain sufficient increased quantities of wafers from Oki to fulfill some of the current customer demand. Although the Company has a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997.

             On September 6, 2000, the Company announced an agreement with Oki that will result in a significant increase in foundry capacity for a one year period that commenced in September 2000 in return for two payments totaling $10.0 million. If market conditions were to deteriorate significantly before the agreement ends in August 2001, the Company could be expensing a portion of such payments during a period that the increased wafer deliveries are no longer beneficial to the Company. Such conditions would result in an increase to cost of sales, decreased gross profits and decreased net income. To address the Company’s wafer supply concerns, the Company plans to continue working on expanding its primary foundry capability at Oki and its secondary foundry capability with Xfab at that foundry’s facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 32.9% shareholder of the Company. The addition of Xfab as a second foundry source could enable the Company to reduce the risks associated with the sourcing and quantity of its wafer supply and thereby improve control over an important component of its business; however, there can be no assurance that sufficient capacity will be available from Xfab. Additionally, there can be no assurance that increased capacity will continue to be available from Oki in the future or that capacity will be available from another manufacturer at prices acceptable to the Company. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for the

Company could take many months, or longer, and be subject to the other factors described under “Semiconductor Manufacturing Risks” below. The loss of Oki as a supplier, the inability of the Company to obtain additional capacity at Oki or to qualify Xfab for additional products or other wafer manufacturers for desired foundry capacity, or any other circumstances causing a significant interruption in the supply of semiconductor wafers to the Company would have a material adverse effect on the Company’s business, financial condition and results of operations.

             Semiconductor Manufacturing Risks. The manufacture of semiconductor wafers is highly complex and sensitive to a wide variety of factors and, as is typical in the semiconductor industry, the Company’s outside wafer foundries from time to time have experienced lower than anticipated production yields. The amount of time to develop alternative foundry sources can be lengthy and the expense considerable. Furthermore, the yield of satisfactory product is often substandard during the initial developmental stages when the process is being initiated. There can be no assurance that the Company will continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, or that the Company will be able to attain higher levels of wafer supply as demand requires. Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems ar e not uncommon in the semiconductor industry. The Company may also be subject to production transition delays. There can be no assurance that the Company will not experience such problems in the future. Such delays and reductions can result in cancellations of customer orders thereby adversely affecting the Company’s ability to generate future revenues. The loss of Oki as a supplier, the failure to further develop Xfab as a reliable foundry in an expeditious and cost-effective manner, any prolonged inability to obtain adequate yields or deliveries from Oki or Xfab, or any other circumstance that would require the Company to seek and qualify alternative sources of supply of such products, could delay shipments, result in the loss of customers and have a material adverse effect on the Company’s business and operating results. Although the Company is exploring and seeking to develop alternative wafer supply sources such as Xfab, there can be no assurance that it will be able to obtain such alternative sources or that the Company will have adequate facilities available. Failure to have such supplies available would have a material adverse effect on the Company’s business, financial condition and results of operations.

             Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company’s products is volatile and customers place orders with short lead times. The ability of the Company’s customers to reschedule or cancel orders without significant penalty could adversely affect the Company’s liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company’s inventory will be reduced by the fulfill ment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company’s operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors. For example, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices for the Company’s products. Such adjustments amounted to less than $0.5 million in fiscal 1999, were not material in fiscal 2000 and have totaled $1.6 million in the first six months of fiscal 2001. The additional reserves of $1.6 million taken in the first two quarters of fiscal 2001 are offset by the release of $0.7 million of inventory reserves taken in previous periods against products that were sold during fiscal 2001.

             In addition, in fiscal 1998, the Company’s ability to forecast future demand and selling prices diminished. It is the policy of the Company to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for the Company’s products, the Company provided additional reserves for excess quantities and obsolescence for certain products, primarily the Company’s Flash and EEPROM products. The rapid erosion of selling prices also left the Company with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. There can be no assurance that the Company will not suffer similar reductions in values of its inventories in t he future or that the Company will be able to liquidate its inventory at acceptable prices.

             Dependence upon Key Personnel. The Company’s ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees, and the continued ability to attract and retain additional highly qualified personnel. Competition for such personnel, particularly for highly skilled design, process and test engineers, is intense and there can be no assurance that the Company can retain such personnel or that it can attract other highly qualified personnel. The loss of or failure to attract and retain any such highly qualified personnel could have a material adverse affect on the Company’s business, financial condition and results of operations.

             International Operations. For the three month and six month periods ended October 31, 2000, international sales comprised 55% and 59% of the Company’s product sales. Additionally, for fiscal years 2000, 1999 and 1998, international sales accounted for approximately 60%, 41% and 64%, respectively, of the Company’s product sales. The decrease in international sales in 1999 was primarily attributable to the transition in Japan from Marubun Corporation, the Company’s former distributor, who resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. In fiscal 2000, the Company was able to reenter certain Far East markets, contributing to the increased international sales. The Company expects that international sales will continue to represent a signific ant portion of its product sales in the future. The Company’s international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. All sales are invoiced and paid in dollars, reducing the Company’s direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services, and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of the Company’s purchases are in US dollars, minimizing any direct currency fluctuation risk. In addition, the Company’s business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or de lays in shipments to the Company’s customers or access to the Company’s inventories. There can be no assurance that these or other factors related to international operations will not have a material adverse affect on the Company’s business, financial condition and results of operations.

             Competition. The semiconductor industry is intensely competitive and has been characterized by rapid price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. Average selling prices in the semiconductor industry generally, and for the Company’s products in particular, have decreased significantly and rapidly over the life of each product. The Company expects that average selling prices for its existing products will decline rapidly in the future and that average selling prices for each new product will decline significantly over the life of the product. Declines in average selling prices for the Company’s products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease the Company’s overall gross margins, could cau se a negative adjustment to the valuation of the Company’s inventories and could materially and adversely affect the Company’s operating results.

             The Company competes with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. There can be no assurance that the Company will be able to compete successfully in the future. The Company’s more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive factors; however price competition is significant and expected to continue. Principal competitors with respect to the Company’s EEPROM products currently include STMicroelectronics, Atmel, Fairchild Semiconductor and Xicor, all of which have substantially greater resources than the Company.

             The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly since the first quarter of fiscal 1997, intense price competition resulting in major reductions in average selling prices and corresponding reductions in margins. The Company’s Flash memory products compete on the basis of product performance, price and customer service. However, given the development of higher density/lower cost products and the intense price competition prevalent for these products, there can be no assurance that the Company will be able to compete successfully in the future against its competitors on the bases of these or other competitive factors.

             Flash Memory Market. A significant amount of the Company’s net revenues during 2000, 1999 and 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company’s fiscal 1999, 1998 and 1997 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to the intense competition, limited development resources and other factors, the Company has decided not to develop any of the higher density Flash memory devices at this time. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997, 1998 and 1999 operating re sults, to adversely affect the Company’s future operating results.

             Expected Need for Additional Capital. The Company has incurred significant losses or experienced significant negative cash flow from operations during several recent years. Such negative cash flow during fiscal 1999, 1998 and 1997 significantly reduced the Company’s available capital. During fiscal 1999, the Company was successful in having its lenders agree to waive or forbear taking actions on defaults under existing loans or to renegotiate the terms of such loans to enable the Company to be in conformance with the terms and conditions negotiated. Even though the Company had cash on hand of $23.4 million and the ability to draw up to $3.0 million additional cash from its bank as of October 31, 2000, there can be no assurance that the Company will continue to generate sufficient revenue and profits to fund its operations. The Company has pursued and continues to pursue measures desi gned to reduce expenses and conserve cash such as constraints in hiring additional personnel, deferrals of planned expenditures, other expense reductions and other measures. Such activities can have a material, adverse effect on the Company’s business, financial condition and operating results. Furthermore, to the extent the Company suffers any adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company’s cash position and its business, operating results and financial condition will be adversely affected.

             The Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that additional funding will be available at acceptable terms, if at all. If the Company is successful in raising additional funds through the issuance of equity securities, existing stockholders of the Company could experience significant dilution or the securities may have rights, preferences or privileges senior to those of the Company’s Common Stock. If adequate funds are not available or are not available on acceptable terms, further reductions in the Company’s operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on the Company’s business, operating results and financial condition.

             Volatility of Stock Price. The Company’s stock price has been and may continue to be subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by investors or others could have an immediate and significant adverse effect on the trading price of the Company’s Common Stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations particularly affecting the market prices for many high technology companies and small capitalization companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for the Company’s Common Stock.

             Delinquencies to Customers. Due to the constraints in the Company’s wafer supply, it has been unable to fulfill all its customers’ orders according to the schedule originally requested. Although the Company is striving to increase its supply of wafers and communicate to its customers the scheduled delivery dates that it believes that it can reasonably expect to meet, there can be no assurance that the customers will accept the alternative delivery date or not seek cancellation of its outstanding orders. The Company’s operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by the Company and its competitors, fluctuations in customer demand for the Company’s products, volatility in supply and demand affecting market prices generally (such as the inc reases in supply of competitive products and significant declines in average selling prices experienced by the Company in recent fiscal years).

             New Product Development and Technological Change. The markets for the Company’s products are characterized by rapidly changing technology and product obsolescence. The timely introduction of new products at competitive price/performance levels is a key factor to the success of the Company’s business. In particular, the Company’s future success will depend on its ability to develop and implement new design and process technologies which enable the Company to achieve higher product densities and thereby reduce product costs. For example, most of the Company’s products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.6 micron Flash memory process. There can be no assurance that the Company will be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, there can be no assurance that the Company’s products will achieve market acceptance. The failure of the Company to complete and introduce new products at competitive price/performance levels could materially and adversely affect the Company’s business, financial condition and operating results. Delays in developing new products, achieving volume production of new products, successfully completing technology transitions with acceptable yields and reliability or the lack of commercial acceptance of new products introduced by the Company, could have a material adverse effect on the Company’s bu siness, financial condition and results of operations.

             Dependence on Proprietary Technology; Risk of Intellectual Property Litigation. In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. There can be no assurance that the Company will not receive any such notification or that proceedings alleging infringement of intellectual property rights will not be commenced against the Company in the future. In such event, there can be no assurances that the Company could obtain any required licenses of third party intellectual property rights or could obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require the Company to cease production of its products until the Company develops a non-infringing design or process. Moreover, the cost of litigation of any such claim or damages resulting therefore could be substantial and could materially and adversely affect the Company’s business, financial condition and results of operations.

             Limited Market for the Company’s Securities. The Company’s common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the NASDAQ stock exchange for continued listing. The Company’s stock was traded on the Over-The-Counter Bulletin Board market until September 6, 2000 when the Company was relisted on the NASDAQ SmallCap market. The over the counter market was generally less visible to investors and therefore the Company was unable to meet the liquidity requirements of some major commercial, institutional and private investors thus limiting the market for the Company’s securities. As a result of recent operating results and other conditions, management believes that the Company’s common stock now meets the qualifications for being listed on the NASDAQ Nat ional Market as well. Therefore, the Company submitted a request on October 16, 2000 that its securities be listed on the National Market, but is unable to ascertain the amount of time NASDAQ will take to consider such application, if NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on the part of the Company’s management and legal representatives to adequately demonstrate and verify the Company’s qualifications .

             Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company’s net revenue in the past. For the six months ended October 31, 2000, shipments to Future Electronics, Inc., a distributor principally in North America represented 15% of the Company’s revenues. For the year ended April 30, 2000, shipments to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan each represented more than ten percent of the Company’s revenues (13%, 12% and 11% respectively). During fiscal years 1999 and 1998, the only customer which represented more than ten percent of Catalyst’s product revenue was Marubun Corporation, a Japanese distributor (0% and 21%, respectively). Marubun resigned as a distributor effective in or about March 1998. The Company has been working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may never completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company’s current customers could materially and adversely affect the Company’s business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

             We also do not typically enter into long-term contracts with our customers and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contact, the contract is generally terminable at the convenience of the customer. An early termination or delay in shipments by one of our major customers could harm our financial results, as it is unlikely that the Company would be able to rapidly replace that revenue source.

             Backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue could harm our business.

             Dependence on Manufacturer Representatives and Distributors. The Company markets and distributes its products primarily through manufacturers’ representatives and independent distributors. The Company’s distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. The loss of one or more manufacturers’ representatives or distributors, or the decision by one or more distributors to reduce the number of the Company’s products offered by such distributors or to carry the product lines of the Company’s competitors, could have a material, adverse effect on the Company’s operating results.

             Earthquakes and other Natural Disasters. Our corporate headquarters are located in California near major earthquake faults. In addition, one of our foundries is located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed.

             Takeover Resistive Measures. The Company’s Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of Common Stock in the event a third party acquires more than 15% of the Company’s stock, the Board’s ability to issue “blank check” Preferred Stock without stockholder approval and the Company’s staggered terms for its directors, could have the effect of delaying or preventing a change in control of the Company.

             Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, the Company will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. The Company believes the adoption of this statement will not have a significant effect on the results of operations.

             In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, “Second Amendment: Revenue Recognition in Financial Statements” which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. At this time, management is still assessing the impact of SAB 101 on the Company’s financial position and results of operations.

             In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25” (FIN 44). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material effect on the financial posi tion or results of operations of the Company.

CATALYST SEMICONDUCTOR, INC.

PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             At the Company’s Annual Meeting of Stockholders held on September 22, 2000, the following proposals were adopted by the margins indicated.

Proposal	Voted For	Number of Shares Withheld
1.     To elect two Class II Directors to serve for a
three-year term expiring upon the Annual Meeting of
Stockholders next following April 30, 2003, or until
such directors’ respective successors are duly elected
and qualified.
Cynthia M. Butitta—Class II Director	14,239,106	363,428
Glen G. Possley—Class II Director	14,242,466	360,068

	Voted For	Vote Against	Abstain	Broker Non-votes
2. To approve an amendment to the Company’s 1993 Director Stock Option Plan, including the increase to the number of shares of Common Stock reserved for issuance hereunder by 450,000 shares.	7,820,464	1,276,809	89,937	5,415,324

3. To approve the amendment of the Company’s Stock Option Plan to increase the number of shares issuable thereunder by 2,500,000 shares.	7,923,732	1,183,786	79,692	5,415,324

4. To approve the amendment of the Company’s Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 500,000 shares.	8,583,444	534,158	69,608	5,415,324

5. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending April 30, 2001.	14,363,579	81,230	157,725

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

             10.75+   Memorandum of Understanding with Oki Electric Industry Co., Ltd. effective July 6, 2000

             10.76+   Agreement for Price Adjustment with Oki Electric Industry Co., Ltd. effective September 22, 2000

             27   Financial Data Schedule

______________

     +    Confidential treatment requested as to certain portions of this Exhibit.

(b)   Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended October 31, 2000.

CATALYST SEMICONDUCTOR, INC.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.

Date: December 13, 2000	By:	/s/ Radu M. Vanco

Radu M. Vanco President and Chief Executive Officer

Date: December 13, 2000	By:	/s/ Thomas E. Gay III

Thomas E. Gay III Vice President of Finance and Administration and Chief Financial Officer