Form 10-Q
period 2001-01-28
CATALYST SEMICONDUCTOR INC
filed 2001-03-14
CIK 899636

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                                     0-21488
                            (Commission File Number)

                                 --------------

                          CATALYST SEMICONDUCTOR, INC.
             (Exact name of Registrant as specified in its charter)

                                 --------------

                       DELAWARE                                                             77-0083129
            (State or other jurisdiction of                                              (I.R.S. Employer
            incorporation or organization)                                              Identification No.)

                 1250 BORREGAS AVENUE
                 SUNNYVALE, CALIFORNIA                                                         94089
 (Address of Registrant's principal executive offices)                                      (Zip Code)

                                 (408) 542-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of the Registrant's Common Stock as of March 12, 2001 was 17,260,615

================================================================================

                          CATALYST SEMICONDUCTOR, INC.


                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements......................................................................   3
                 Unaudited Condensed Consolidated Balance Sheets
                  at January 31, 2001 and April 30, 2000...................................................   3
                 Unaudited Condensed Consolidated Statements of Income for the three
                  and nine month periods ended January 31, 2001 and 2000...................................   4
                 Unaudited Condensed Consolidated Statements of Cash Flows for the nine
                  month periods ended January 31, 2001 and 2000............................................   5
                 Notes to Unaudited Condensed Consolidated Financial Statements............................   6
Item 2.          Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.......................................................   9


SIGNATURES.................................................................................................  19

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                          CATALYST SEMICONDUCTOR, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JANUARY 31,      APRIL 30,
                                                                                        2001            2000
                                                                                   ---------------  -------------
                                    ASSETS
Current assets:
   Cash........................................................................    $       32,628   $      6,205
   Accounts receivable, net....................................................            14,268         10,727
   Inventories.................................................................             7,907          3,531
   Other assets................................................................               278            624
                                                                                   ---------------  -------------
       Total current assets....................................................            55,081         21,087
Property and equipment, net....................................................             2,351          1,856
                                                                                   ---------------  -------------
       Total assets............................................................    $       57,432   $     22,943
                                                                                   ===============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit..............................................................    $        2,025   $      2,028
   Accounts payable............................................................             8,507          5,721
   Accounts payable--related parties............................................            1,118          1,024
   Accrued expenses............................................................             6,055          2,522
   Deferred gross profit on shipments to distributors..........................             2,784            880
   Current portion of long-term debt and capital lease obligations.............               117            203
                                                                                   ---------------  -------------
       Total current liabilities...............................................            20,606         12,378
Long-term debt and capital lease obligations...................................                --             64
                                                                                   ---------------  -------------
       Total liabilities.......................................................            20,606         12,442

Total stockholders' equity.....................................................            36,826         10,501
                                                                                   ---------------  -------------
       Total liabilities and stockholders' equity..............................    $       57,432   $     22,943
                                                                                   ===============  =============

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          ----------------------------  --------------------------
                                                           JANUARY 31,    JANUARY 31,   JANUARY 31,  JANUARY 31,
                                                              2001           2000          2001          2000
                                                          --------------  ------------  ------------ -------------
Net revenues...........................................   $      23,579   $    12,536   $    80,854  $     32,432

Cost of revenues.......................................          12,543         7,212        40,122        18,140
                                                          --------------  ------------  ------------ -------------
Gross profit...........................................          11,036         5,324        40,732        14,292

Research and development...............................           1,182           646         3,323         1,951
Selling, general and administrative....................           2,766         2,209         9,796         6,776
                                                          --------------  ------------  ------------ -------------
Income from operations.................................           7,088         2,469        27,613         5,565

Interest income (expense), net.........................             293          (127)          484          (416)
                                                          --------------  ------------  ------------ -------------
Income before income taxes.............................           7,381         2,342        28,097         5,149

Income tax provision...................................             370            --         2,470            --
                                                          --------------  ------------  ------------ -------------
Net income.............................................   $       7,011   $     2,342   $    25,627  $      5,149
                                                          ==============  ============  ============ =============

Net income per share:
   Basic...............................................   $        0.41   $      0.16   $      1.55  $       0.36
                                                          ==============  ============  ============ =============
   Diluted.............................................   $        0.35   $      0.12   $      1.25  $       0.27
                                                          ==============  ============  ============ =============

Weighted average common shares:
   Basic...............................................          16,950        14,492        16,546        14,164
                                                          ==============  ============  ============ =============
   Diluted.............................................          20,204        19,976        20,517        18,986
                                                          ==============  ============  ============ =============

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                     ----------------------------
                                                                                     JANUARY 31,    JANUARY 31,
                                                                                         2001           2000
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.....................................................................   $     25,627   $      5,149
   Adjustments to reconcile net income to net
     cash provided by operating activities:
           Depreciation and amortization..........................................            765            728
           Changes in working capital:
           Accounts receivable....................................................         (3,541)        (2,597)
           Inventories............................................................         (4,376)          (100)
           Other assets...........................................................            346             88
           Accounts payable (including related parties)...........................          2,880         (2,065)
           Accrued expenses.......................................................          3,824            687
           Deferred gross profit on shipments to distributors.....................          1,904           (136)
                                                                                     -------------  -------------
Net cash provided by operating activities.........................................         27,429          1,754
                                                                                     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used for the acquisition of equipment.....................................         (1,260)          (608)
                                                                                     -------------  -------------
       Cash used in investing activities..........................................         (1,260)          (608)
                                                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options......................................................            407            810
   Net payments on line of credit.................................................             (3)           497
   Payment of long-term debt and capital lease obligations........................           (150)          (900)
                                                                                     -------------  -------------
       Cash provided by (used in) financing activities............................            254            407
                                                                                     -------------  -------------

Net increase (decrease) in cash and cash equivalents..............................         26,423          1,553
Cash at beginning of the period...................................................          6,205          1,852
                                                                                     -------------  -------------

Cash at end of the period.........................................................   $     32,628   $      3,405
                                                                                     =============  =============

SUPPLEMENTAL NON-CASH INFORMATION:
   Accrued compensation credited to equity upon exercise of options...............   $        291   $         28

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2000 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended April 30, 2000. The results of operations for the nine month period ended January 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company's revenues and gross margins into fiscal 2001 through the quarter ended October 2000. During the fiscal quarter ended January 31, 2001, however, the market for the Company's products became more competitive as a result of the increased availability of products when demand was decreasing. The Company could experience other such downward trends in product pricing in the future which could further adversely affect the Company's operating results.

     The Company's fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through January 31, 2001, the Company has not had any transactions that are required to be reported in other comprehensive income.

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

     A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         ---------------------------  ---------------------------
                                                         JANUARY 31,    JANUARY 31,   JANUARY 31,    JANUARY 31,
                                                             2001          2000           2001          2000
                                                         -------------  ------------  -------------  ------------
Net income............................................   $      7,011   $     2,342   $     25,627   $     5,149
                                                         =============  ============  =============  ============
Shares calculation:
   Weighted average shares outstanding--basic..........        16,950        14,492         16,546        14,164

Effect of dilutive securities:
   Stock options......................................          3,254         5,484          3,971         4,822
                                                         -------------  ------------  -------------  ------------
Weighted average shares outstanding--diluted...........        20,204        19,976         20,517        18,986
                                                         =============  ============  =============  ============
Net income (loss) per share:
   Basic..............................................   $       0.41   $      0.16   $       1.55   $      0.36
                                                         =============  ============  =============  ============
   Diluted............................................   $       0.35   $      0.12   $       1.25   $      0.27
                                                         =============  ============  =============  ============

     Options to purchase 1,216,999 shares of common stock at prices from $6.06 to $9.50 per share outstanding during the quarter ended January 31, 2001 and options to purchase 70,000 shares of common stock at prices from $5.00 to $6.30 per share outstanding during the quarter ended January 31, 2000 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

     Options to purchase 152,500 shares of common stock at prices from $7.88 to $9.50 per share outstanding during the nine month period ended January 31, 2001 and options to purchase 732,000 shares of common stock at prices from $5.00 to $6.30 per share outstanding during the nine month period ended January 31, 2000 were not included in the computation of diluted EPS because the inclusion of such options would have been antidilutive.

NOTE 3. BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                     JANUARY 31,      APRIL 30,
                                                                                         2001           2000
                                                                                    ---------------  ------------
Accounts receivable:
   Accounts receivable...........................................................   $       14,768   $    11,013
   Less: Allowance for doubtful accounts.........................................             (500)         (286)
                                                                                    ---------------  ------------
                                                                                    $       14,268   $    10,727
                                                                                    ===============  ============
Inventories:
   Work-in-process...............................................................   $        5,427   $     2,516
   Finished goods................................................................            2,480         1,015
                                                                                    ---------------  ------------
                                                                                    $        7,907   $     3,531
                                                                                    ===============  ============
Property and equipment:
   Engineering and test equipment................................................   $        9,204   $     8,012
   Computer hardware and software................................................            3,564         3,517
   Furniture and office equipment................................................            1,307         1,286
                                                                                    ---------------  ------------
                                                                                            14,075        12,815

   Less: accumulated depreciation and amortization...............................          (11,724)      (10,959)
                                                                                    ---------------  ------------
                                                                                    $        2,351   $     1,856
                                                                                    ===============  ============

NOTE 4. DEBT

     Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime (9.5% at January 31, 2001) plus 2.5%. Amounts borrowed on the line of credit are secured by accounts receivable and are subject to compliance with loan covenants. The Company was in compliance with these covenants at January 31, 2001. As of January 31, 2001, $2.0 million was outstanding under the line.

NOTE 5. 1998 SPECIAL EQUITY INCENTIVE PLAN

     In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan ("Special Option Plan") for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $517,000 of compensation expense will be recognized over the four year vesting period of the options, $28,000 of which was recognized during the three month period ended January 31, 2001. An aggregate of $280,000 of such expense has been recognized through January 31, 2001 and $237,000 remains to be recognized in future periods.

NOTE 6. RELATED PARTY TRANSACTIONS

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 31.9% of the outstanding shares of the Company. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company's principal wafer fab since 1985. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. During the nine months ended January 31, 2001, the Company's purchases from Xfab totaled $6,243,000. As of January 31, 2001, the total amount owed Xfab was $871,000. Mr. Duchatelet is the Chairman and CEO of Elex NV and serves as a member of the Company's Board of Directors.

     The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. As of January 31, 2001, Essex employed the equivalent of approximately 12 engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company, Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the nine months ended January 31, 2001 the Company recorded $530,000 of engineering fees from Lxi for engineering design services. As of January 31, 2001 the total amount owed to Lxi was $247,000.

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

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company's revenues and gross margins into fiscal 2001 through the quarter ended October 2000. During the fiscal quarter ended January 2001, however, the market for the Company's products became more competitive as a result of the increased availability of products when demand was decreasing. The Company could experience other such downward trends in product pricing in the future which could further adversely affect the Company's operating results.

RESULTS OF OPERATIONS

     Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the distributor sells the product to the end customer. Total revenues increased 89% to $23.6 million for the quarter ended January 31, 2001 from $12.5 million for the quarter ended January 31, 2000. The increase is primarily attributable to an increase in units shipped and price of the Company's EEPROM products. Total revenues of $23.6 million for the quarter ended January 31, 2001 decreased by 26% from $31.8 million for the quarter ended October 31, 2000. The decrease is primarily attributable to a decrease in units shipped and lower selling prices. For the nine months ended January 31, 2001, total revenues increased 150% to $80.9 million from $32.4 million for the nine months ended January 31, 2000. The increase is primarily attributable to increased shipments into certain markets in the Far East and Japan. For the nine months ended January 31, 2001, approximately 63% of the Company's net product shipments were to international customers compared with 60% of net product shipments during fiscal 2000. All sales of the Company's products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit. Gross profit for the quarter ended January 31, 2001 was $11.0 million, or 47% of revenues, compared to a gross profit of $5.3 million, or 42% of revenues, for the quarter ended January 31, 2000. The increase in gross profit percentage is primarily due to increased prices in the market for the Company's products and decreased unit assembly and testing costs. Gross profits of $11.0 million for the quarter ended January 31, 2001 decreased by 34% from $16.6 million for the quarter ended October 31, 2000. The decrease is primarily attributable to deteriorating market conditions for the Company's products. Gross profit for the nine months ended January 31, 2001 was $40.7 million, or 50% of revenues, compared to a gross profit of $14.3 million, or 44% of revenues, for the nine months ended January 31, 2000. The increase in gross profit percentage is primarily due to increased prices in the market for its products and decreased unit assembly and testing costs. During the nine months ended January 31, 2001, the Company has also received the benefit of approximately $2.0 million of credits from the sale of inventory which was previously reserved. The benefit of such credits is offset by the $3.1 million of additional inventory reserves that were added during the same nine month period. In addition, in the quarter ended October 31, 1999, the Company received the benefit of a $0.8 million credit from the settlement of claims for amounts due to a vendor which reduced cost of sales for that quarter. Further, in the quarter ended July 31, 1999, the Company received the benefit of approximately $0.5 million credit from the sale of inventory which was previously reserved. It is the policy of the Company to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balance sheet date, generally within the ensuing six months. The Company pays certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to the Company and the majority are paid within 45 days, minimizing the effects of currency fluctuations.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased by 100% to $1.2 million, or 5% of revenues, for the quarter ended January 31, 2001, from $0.6 million, or 5% of revenues for the quarter ended January 31, 2000. The increase in R&D spending is primarily attributable to increased expenses for personnel. For the nine months ended January 31, 2001, R&D expenses increased 65% to $3.3 million or 4% of revenues from $2.0 million or 6% of revenues for the nine months ended January 31, 2000. The increase is primarily attributable to increased expenses for personnel.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses increased by 27% to $2.8 million, or 12% of revenues, for the quarter ended January 31, 2001, from $2.2 million, or 18% of revenues, for the quarter ended January 31, 2000. The increase is primarily attributable to increased expenses for sales and administrative personnel and increased commission expenses to outside representatives. For the nine months ended January 31, 2001, SG&A expenses increased 44% to $9.8 million or 12% of revenues from $6.8 million or 21% of revenues for the nine months ended January 31, 2000. The increase is primarily attributable to increased expenses for sales and administrative personnel and increased commission expenses to outside representatives.

     Net Interest Income/Expense. Net interest income was $293,000 for the quarter ended January 31, 2001, compared to net interest expense of $127,000 for the quarter ended January 31, 2000. The increase is primarily related to the interest earned on the Company's increased cash and decreased average outstanding borrowings. Net interest income was $484,000 for the nine months ended January 31, 2001, compared to net interest expense of $416,000 for the nine months ended January 31, 2000. The increase is primarily related to the interest earned on the Company's increased cash and decreased average outstanding borrowings.

     Income Tax Provision. The Company recorded a provision for income taxes of $0.4 million or 5% of net income before taxes for the quarter ended January 31, 2001, compared to a provision of zero for the quarter ended January 31, 2000. The Company has recorded a provision for income taxes of $2.5 million or 9% of net income before taxes for the nine months ended January 31, 2001, compared to a provision of zero for the nine months ended January 31, 2000. The provision for income tax primarily represents the estimated proportional share of income tax liability for the fiscal year after deductions for available net operating loss carryforwards and income tax credits.

     As of April 30, 2000, the Company had available net operating loss carryforwards of approximately $22.8 million for federal tax purposes, which begin to expire in fiscal 2004. The net income before taxes of the Company for fiscal 2001 is expected to be sufficient to fully utilize such carryforwards this fiscal year. If the available net operating loss carryforwards are fully utilized in fiscal 2001 as expected, the Company will likely experience an increased rate of income taxation in future fiscal years. Furthermore, the availability of the net operating loss and general business credit carryforwards may potentially be reduced in the event of substantial changes in equity ownership.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash generated by operations was $27.4 million for the nine months ended January 31, 2001, which was due primarily to net income of $25.6 million, an increase in accounts payable and other liabilities of $8.6 million related to the increased sales and manufacturing activity and depreciation and amortization of $0.8 million. This was partially offset by an increase in net accounts receivable of $3.5 million and an increase in inventories of $4.4 million which were also related to the increase in sales and manufacturing activity, respectively. Net cash generated by operating activities for the nine months ended January 31, 2000 was $1.8 million.

     The Company's investing activities used $1.3 million during the nine months ended January 31, 2001 related primarily to the acquisition of equipment for manufacturing activities. Cash used in investing activities for the nine months ended January 31, 2000 was $0.6 million.

     Financing activities generated $0.3 million during the nine months ended January 31, 2001, consisting primarily of the proceeds from the exercise of stock options. This was partially offset by principal payments on our capital leases. During the nine months ended January 31, 2000, the cash provided by financing activities was $0.4 million.

     Under the terms of a bank revolving line of credit, the Company can borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable at a variable interest rate of prime (9.5% at January 31, 2001) plus 2.5%. As of January 31, 2001, the Company had approximately $2.0 million of secured loans owed to its bank. As of January 31, 2001, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $3.0 million additional cash and had cash on hand of $32.6 million. The Company is also indebted to other creditors in the amount of approximately $9.6 million. This amount is comprised of approximately $9.2 million for wafers and inventory processing and approximately $0.4 million for other goods and services.

     Although management believes the Company has sufficient working capital resources to continue its operations for at least the next twelve months, management may decide to seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

     THE COMPANY DESIRES TO TAKE ADVANTAGE OF CERTAIN PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, ENACTED IN DECEMBER 1995 (THE "REFORM ACT") THAT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. THE COMPANY HEREBY CAUTIONS STOCKHOLDERS, PROSPECTIVE INVESTORS IN THE COMPANY AND OTHER READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S STOCK PRICE OR CAUSE THE COMPANY'S ACTUAL RESULTS FOR THE FISCAL YEAR AND QUARTER ENDING APRIL 30, 2001 AND FUTURE FISCAL YEARS AND QUARTERS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS, ORAL OR WRITTEN, MADE BY OR ON BEHALF OF THE COMPANY.

     The Company's business and future operating results are subject to potential fluctuations due to a number of factors including the following:

     Variability of Operating Results; Possibility of Future Losses. The Company's operating results for the year ended April 30, 2000 would have resulted in a profit of $8.8 million instead of a profit of $10.0 million if they had not included a credit of $0.8 million from a vendor as a result of various negotiations and $0.4 million profit from the sale of inventory previously reserved. Additionally, the Company's operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Further, the Company's operating results in fiscal 1998 and 1997 resulted in losses of $18.9 million and $4.0 million respectively. During the fiscal years 1998 through most of 1999 and before, the Company experienced significant negative cash flow from operations. There can be no assurance that the Company will be able to generate revenue growth, or that any revenue growth that is achieved can be sustained. To the extent that increases in operating expenses precede and are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially adversely affected. Although the Company has reported profits for the nine most recent consecutive quarters, there can be no assurance that the Company will be able to sustain such profitability in the future.

     Semiconductor Industry. The semiconductor industry is highly cyclical and has been subject to significant economic downturns at various times, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in calendar years 1997 and 1998 and presently appear to be occurring commencing in the third quarter of fiscal 2001. Such downturns are characterized by diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity, and in some cases such downturns have lasted more than a year. Accordingly, the Company may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, the Company experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions in years ended April 30, 1997, 1998 and calendar 1999 and incurred substantial losses during that period. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal years ended April 30, 1997, 1998 and 1999 operating results, to adversely affect the Company's future operating results. Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. The improved market conditions we experienced in calendar year 1999 and the first ten months of calendar year 2000 appear to have declined significantly. During the quarter ended January 31, 2001, the Company experienced decreases in orders from customers and found that lower selling prices were necessary to remain competitive in the market. During the last two months of calendar 2000 and the first two months of calendar 2001, the Company has experienced decreases in the number of units sold and the unit selling prices, which may be indicative of a downturn in the semiconductor industry. We expect that trend to continue into the fourth quarter of fiscal 2001. We attempt to identify changes in market conditions as soon as possible; however, the dynamics of the market make prediction of and timely reaction to such events difficult. Our business could be harmed in the future by cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers' products.

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

     Due to the foregoing factors, quarterly revenue and operating results are difficult to forecast. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenue and are therefore relatively fixed in the short term. If revenue levels fall below expectations, as has occurred during the years ended April 30, 1999, 1998 and 1997, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, the Company's operating results may fall below the expectations of investors, which could have a material adverse effect on the market price of the Company's Common Stock. Reductions in revenue expectations can also require the Company to take additional reserves against inventory valuations based upon the reduced likelihood that the Company will be able to liquidate its inventories within a reasonable period of time at profitable prices. Based on the factors noted herein, we may experience substantial period-to-period fluctuations in operating results.

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

     Dependence on a Small Number of Manufacturers. The Company does not manufacture the semiconductor wafers used for its products. Oki Electric Industry, Co., Ltd. (Oki) in Japan has supplied wafers to the Company since 1987 and was the Company's sole foundry source until the quarter ended April 30, 2000. At this time, an additional foundry, Xfab, provides a limited number of products to the Company and the volumes are considerably less than Oki currently provides. The Company does not have a wafer supply agreement with Xfab at this time and instead purchases wafers on a purchase order and acceptance basis. The Company's almost exclusive reliance on these independent foundries involves a number of risks including the risk of inadequate wafer supplies to meet the Company's production needs, increased prices charged by those independent foundries, the unavailability of or interruption in access to required or more cost effective process technologies, reduced control over delivery schedules, manufacturing yields and costs, and the risks associated with international operations more fully described below. In view of the recent increase in demand for semiconductor products, the Company has not been able to obtain sufficient increased quantities of wafers from Oki to fulfill some of the current customer demand. Although the Company has a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, the Company has not ordered any wafers from UMC since December 1997.

     On September 6, 2000, the Company announced an agreement with Oki that will result in a significant increase in foundry capacity for a one year period that commenced in September 2000 in return for two payments totaling $10.0 million. Most of the $10.0 million has been expensed in the nine months ended January 31, 2001 and the remainder will be recognized in the quarter ending April 30, 2001. If market conditions were to deteriorate significantly before the agreement ends in August 2001, the Company could be expensing a portion of such payments during a period in which the increased wafer deliveries are no longer beneficial to the Company. Such conditions would result in an increase to cost of sales, decreased gross profits and decreased net income. To address the Company's wafer supply concerns, the Company plans to continue working on expanding its primary foundry capability at Oki and its secondary foundry capability with Xfab at that foundry's facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 31.9% shareholder of the Company. The addition of Xfab as a second foundry source could enable the Company to reduce the risks associated with the sourcing and quantity of its wafer supply and thereby improve control over an important component of its business; however, there can be no assurance that sufficient capacity will be available from Xfab. Additionally, there can be no assurance that sufficient capacity will continue to be available from Oki in the future or that capacity will be available from another manufacturer at prices acceptable to the Company. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for the Company could take many months, or longer, and be subject to the other factors described under "Semiconductor Manufacturing Risks" below. The loss of Oki as a supplier, the inability of the Company to obtain additional capacity at Oki or to qualify Xfab for additional products or other wafer manufacturers for desired foundry capacity, or any other circumstances causing a significant interruption in the supply of semiconductor wafers to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Inventory. The cyclical nature of the semiconductor industry periodically results in oversupply or shortages of wafer fabrication capacity such as the Company has experienced from time to time. Since the Company must order products and build inventory substantially in advance of product shipments, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products because demand for the Company's products is volatile and customers place orders with short lead times. The ability of the Company's customers to reschedule or cancel orders without significant penalty could adversely affect the Company's liquidity, as the Company may be unable to adjust its purchases from its wafer suppliers to match such customer changes and cancellations. There can be no assurance that the Company's inventory will be reduced by the fulfillment of customer orders or that in the future the Company will not produce excess quantities of its products. To the extent the Company produces excess inventories of particular products, the Company's operating results could be adversely affected by charges that the Company could recognize due to significant reductions in demand for its products, rapid declines in the market value of inventory resulting in inventory writedowns or other related factors. For example, during the last half of fiscal 1998, the Company recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices for the Company's products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. Adjustments in the first nine months of fiscal 2001 have totaled $3.1 million. The additional reserves of $3.1 million taken in the first three quarters of fiscal 2001 are offset by the release of $2.0 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001.

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

     Dependence on Outsourced Engineering Resources. The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation
(Lxi), a provider of engineering services, of which our officers Messrs. Vanco, Voiter and Gay own approximately 91%, 3% and 1%, respectively. Lxi provides these services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The aggregate number of hours of engineering services provided to the Company varies by quarter. As of January 31, 2001, Essex employed the equivalent of approximately 12 full-time engineers to perform services relating to key development projects including development, design, layout and test program development services. There can be no assurance that Lxi can continue to supply a sufficient number of engineers to fulfill the Company's requirements for outsourced engineering services or that the Company will be able to procure engineering services from an additional source in a timely manner. The loss of Lxi as a supplier of outsourced engineering services, the inability of the Company to obtain a new supplier of such services, or any other circumstances causing a significant interruption in the supply of engineering resources to the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     International Operations. For the three month and nine month periods ended January 31, 2001, international sales comprised 65% and 63% of the Company's product sales. Additionally, for fiscal years 2000, 1999 and 1998, international sales accounted for approximately 60%, 41% and 64%, respectively, of the Company's product sales. The decrease in international sales in 1999 was primarily attributable to the transition in Japan from Marubun Corporation, the Company's former distributor, who resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and the inability of the Company to compete with the low selling prices in certain Far East markets. In fiscal 2000, the Company was able to reenter certain Far East markets, contributing to the increased international sales. The Company expects that international sales will continue to represent a significant portion of its product sales in the future. The Company's international operations may be adversely affected by fluctuations in exchange rates, imposition of government controls, political and financial instability, trade restrictions, changes in regulatory requirements, difficulties in staffing international operations and longer payment cycles. All sales are invoiced and paid in dollars, reducing the Company's direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services, and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of the Company's purchases are in US dollars, minimizing any direct currency fluctuation risk. In addition, the Company's business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations, political and financial unrest which may cause disruptions or delays in shipments to the Company's customers or access to the Company's inventories. There can be no assurance that these or other factors related to international operations will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

     The Company competes with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. There can be no assurance that the Company will be able to compete successfully in the future. The Company's more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. The Company believes it competes successfully with respect to each of these competitive factors; however price competition is significant and expected to continue. Principal competitors with respect to the Company's EEPROM products currently include STMicroelectronics, Atmel, Microchip, Fairchild Semiconductor and Xicor, all of which have substantially greater resources than the Company.

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

     Flash Memory Market. A significant amount of the Company's net revenues during 2000, 1999 and 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. The Company's fiscal 1999, 1998 and 1997 operating results were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to the intense competition, limited development resources and other factors, the Company has decided not to develop any of the higher density Flash memory devices at this time. There can be no assurance that the Company will be able to sustain the market acceptance for its Flash memory products. The Company anticipates continued price and other competitive pressures, which adversely affected fiscal 1997, 1998 and 1999 operating results, to adversely affect the Company's future operating results.

     Need for Additional Capital. The Company has incurred significant losses or experienced significant negative cash flow from operations during several recent years. Such negative cash flow during fiscal 1999, 1998 and 1997 significantly reduced the Company's available capital. During fiscal 1999, the Company successfully took steps to address and/or resolve issues relating to its poor cash flow position. Although as of January 31, 2001, the Company had cash on hand of $32.6 million and the ability to draw up to $3.0 million additional cash from its bank, there can be no assurance that the Company will continue to generate sufficient revenue and profits to fund its operations. The Company has pursued many measures designed to reduce expenses and conserve its cash in prior periods when it experienced decreased or negative cash flow and it continues to monitor expenses and to conserve its available cash. Furthermore, to the extent the Company suffers any adverse effects to its revenues or margins because of delays in new product introductions, price competition or other competitive factors, the Company's cash position and its business, operating results and financial condition will be adversely affected.

     The Company may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. There can be no assurance that additional funding will be available at acceptable terms, if at all. If the Company is successful in raising additional funds through the issuance of equity securities, existing stockholders of the Company could experience significant dilution or the securities may have rights, preferences or privileges senior to those of the Company's Common Stock. If adequate funds are not available to us or are not available on acceptable terms, further reductions in the Company's operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Limited Market for the Company's Securities. The Company's common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the NASDAQ stock exchange for continued listing. The Company's stock was traded on the Over-The-Counter Bulletin Board market until September 6, 2000 when the Company was relisted on the NASDAQ SmallCap market. The over-the-counter market was generally less visible to investors and therefore the Company was unable to meet the liquidity requirements of some major commercial, institutional and private investors thus limiting the market for the Company's securities. The Company submitted a request on October 16,

2000 that its securities be listed on the National Market, but due to general market and other conditions, its stock closed below the $5.00 price per share which is required to qualify for National Market listing and NASDAQ closed the listing application. Management intends to apply again for NASDAQ National Market listing if and when its shares trade for an extended period above the $5.00 level, but is unable to ascertain the amount of time NASDAQ will take to consider such application, if NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on the part of the Company's management and legal representatives to adequately demonstrate and verify the Company's qualifications.

     Customer Concentration. A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. For the nine months ended January 31, 2001, shipments to Future Electronics, Inc., a distributor principally in North America represented 10% of the Company's revenues. For the year ended April 30, 2000, shipments to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan each represented more than ten percent of the Company's revenues (13%, 12% and 11% respectively). During fiscal years 1999 and 1998, the only customer which represented more than ten percent of Catalyst's product revenue was Marubun Corporation, a Japanese distributor (0% and 21%, respectively). Marubun resigned as a distributor effective in or about March 1998. The Company has been working to develop alternative distributors in Japan to replace Marubun. Such efforts take substantial time and may never completely replace the sales volumes achieved through Marubun. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

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

     Backlog. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period or the failure of our backlog to result in future revenue could harm our business.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material effect on the financial position or results of operations of the Company.

                          CATALYST SEMICONDUCTOR, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.


Date:     March 14, 2001               By: /s/ Radu M. Vanco
                                           ------------------------------------------------------
                                           Radu M. Vanco
                                           Chairman of the Board of Directors, President and
                                           Chief Executive Officer


Date:     March 14, 2001               By: /s/ Thomas E. Gay III
                                           ------------------------------------------------------
                                           Thomas E. Gay III
                                           Vice President of Finance and Administration
                                           and Chief Financial Officer