Form 10-K
period 2001-04-29
CATALYST SEMICONDUCTOR INC
filed 2001-07-26
CIK 899636

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 29, 2001

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of Registrant, as of June 26, 2001, was approximately $71 million (based upon the closing bid for shares of Registrant's Common Stock as reported by the NASDAQ SmallCap Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Registrant's Common Stock outstanding as of July 18, 2001 was 17,803,623.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CATALYST SEMICONDUCTOR, INC.

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   10
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25

                                  PART III

Item 10.  Directors and Executive Officers of Registrant..............   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   27
Signatures............................................................   30
Index to Consolidated Financial Statements............................  F-1

                          CATALYST SEMICONDUCTOR, INC.

                                     PART I

ITEM 1. BUSINESS

     Catalyst Semiconductor Inc. (Catalyst, we, us or Registrant) designs, develops and markets a broad range of programmable IC products serving the micro-controller applications market. These applications include communication, computing, industrial automation, consumer and automotive applications. Our product portfolio includes serial and parallel Flash/electrically erasable programmable read only memories (EEPROM), programmable micro-controller supervisory and voltage reference circuits and mixed signal devices. We were formed as a California corporation in October 1985 and were reincorporated in Delaware in May 1993. Our principal offices are located at 1250 Borregas Avenue, Sunnyvale, California 94089 and our telephone number at that address is (408) 542-1000.

     We have sought to enhance our internal design and process technology expertise through strategic relationships with leading semiconductor manufacturers and we currently subcontract the fabrication of our semiconductor wafers through Oki Electric Industry Co., Ltd. (Oki) in Japan and X-Fab Texas, Inc. (Xfab) in Lubbock, Texas. These relationships enable us to draw upon our foundries' expertise in high volume semiconductor manufacturing. For example, we have integrated the designs and processes for the manufacture of our Flash memory products with Oki's fine line-width, high density CMOS processes used for high volume Dynamic Random Access Memory (DRAM) manufacture.

     Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. The market for certain Flash and EEPROM devices, which comprise the majority of our business, is currently experiencing an excess market supply relative to demand which is resulting in a significant downward trend in prices. In the first two quarters of fiscal 2001, the market demand for some of our products was greater than the supply available resulting in price stability and, for certain products, price increases occurred. Commencing in the third quarter of fiscal 2001, we began experiencing and continue to experience a resumption of the downward trend in product pricing which could adversely affect our future operating results.

     During fiscal 2000 and the first half of fiscal 2001, our operations improved significantly, primarily due to an improvement in market conditions. The semiconductor market rebounded from a cyclical decline which had a favorable impact on our revenues and gross margins. Further, we realized reductions in product costs and operating expenses through a cost reduction program that had a favorable impact on profitability. However, during the last half of fiscal 2001, we experienced a resumption of the competitive factors that result in decreasing revenues and margins.

     Total revenues for the quarter and the fiscal year ended April 30, 2001 were $17.2 million and $98.0 million, respectively, compared to revenues of $17.1 million and $49.5 million for the comparable periods of the prior year. In addition, we earned net profits for the quarter and for the year ended April 30, 2001 of $1.7 million and $27.4 million respectively, compared to net profits of $4.9 million and $10.0 million for the comparable periods in the prior year. During fiscal 2001, we recorded $4.7 million of additional reserves for inventory that we do not expect to be sold within a predictable period, generally six months. Additionally, we benefited from the release of $2.0 million of reserves caused by the sales of inventories we had previously reserved. During fiscal 2000, we benefited from an $0.8 million credit from a vendor in return for the successful payment of a settlement agreement in the second fiscal quarter and a credit of $0.4 million from the sale of previously reserved inventory in the first quarter. We can provide no assurance that we will be able to sustain the profitability we have experienced in the last ten quarters.

     During fiscal 2001, our number of full time equivalent employees increased from 55 in April 2000 to 71 in April 2001. The increases were principally in the sales and engineering areas to support our increased revenues. These employees are also supported in part by our subcontracting certain engineering activities to Lxi Corporation (see Certain Relationships and Related Transactions) and certain other operations and manufacturing activities to NS Electronics Bangkok (1993) Ltd. (NSEB) and Trio-Tech International (Trio-Tech) in Bangkok.

     As of April 30, 2001, we had approximately $2.0 million of secured loans owed to our bank. As of April 30, 2001, under the terms of our borrowing agreement, we were eligible to borrow approximately $3.0 million additional cash and had cash on hand of $30.5 million. On June 30, 2001, we paid the outstanding balance and cancelled the agreement. At this time, we believe that we have sufficient cash on hand and will not immediately need to enter into another borrowing agreement. We are also currently indebted to other creditors in the amount of approximately $4.3 million of which approximately $3.6 million relates to wafer production and inventory processing and approximately $0.7 million relates to other goods and services.

     We market our products through a direct sales force and a worldwide network of independent distributors and sales representatives. For the year ended April 30, 2001, international sales represented 60% of our product sales. End user customers of our products include Cisco, Compaq, Fujitsu, Hewlett-Packard, IBM, Matsushita Communications, Motorola, Quantum, Siemens and Sony.

INDUSTRY BACKGROUND

     There are two general classes of semiconductor memories incorporated into electronic systems, volatile memory and nonvolatile memory. The principal distinguishing characteristic between the two classes is that volatile memory devices require a continuous application of power to retain data, while nonvolatile memory devices do not. Among volatile memory devices, Dynamic Random Access Memory (DRAM) devices are the most prevalent, because they are capable of high-speed data transfer, feature high density circuitry and can be manufactured at relatively low cost. DRAMs are used primarily as the main memory in computers for temporary storage of application program data while the system is operating. Nonvolatile memory (NVM) devices, in contrast, are used by computers and electronic systems primarily to store system-critical data when the power to the system is turned off. The continuous memory capability of NVM renders these devices well suited for a wide range of applications in the computer, consumer electronics, telecommunications, automotive, industrial control and instrumentation markets.

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

     The different NVM semiconductor devices that we sell are reprogrammable NVM devices such as electrically erasable programmable read only memory (EEPROM), nonvolatile random access memory (NVRAM) and Flash memory. Each successive generation of NVM memory offers increasing functionality, flexibility and performance.

     The following NVM devices are currently available from various suppliers in the industry:

     EEPROMs. EEPROMs can be erased and reprogrammed electrically within the system, eliminating the need for physical removal, as required by erasable programmable read only memories (EPROMs). On "full-featured" EEPROMs, which have on-chip error correction capabilities that enhance system reliability, individual bytes or segments of the stored data can be erased and rewritten thousands of times. These features generally offer greater flexibility to systems designers than EPROMs. EEPROMs are used to store system-critical information which needs to be updated on a periodic basis, including:

     - control panel settings and other user-configurable system parameters in consumer devices;

     - cache memory for disk drives;

     - system protocols; and

     - stored telephone numbers in cellular telephones, facsimile machines and other telecommunications devices.

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

PRODUCTS AND APPLICATIONS

     Catalyst provides a broad range of NVM products, including serial and parallel EEPROMs, flash memories, NVRAMs and mixed signal products. Our principal product lines are as follows:

     Serial EEPROM. We offer a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the Inter-Integrated Circuit (I2C) bus interface of Philips Electronics, the Microwire interface protocol of National Semiconductor and the Serial Peripheral Interface (SPI) bus protocol. Additionally, we offer 4-wire bus interface protocol type products and secure access designed devices for applications requiring security lock for data protection. We offer products in a wide variety of density (1K to 256K) and voltage (1.8V to 6V) ranges. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are disk drives, modems, cellular phones, VCRs, CD players, hearing aids, PCMCIA cards, cordless phones, laser printers, computers and pagers.

     Parallel EEPROM. We offer parallel EEPROM products for battery operated applications in a broad range of densities. We offer both standard 5 volt-only and 3.3 volt-only parallel EEPROMs to meet battery operated application requirements. We also offer products with 16Kbit to 512Kbit densities. Parallel EEPROMs transfer data in multiple bits, generally eight bits at a time. They provide faster transfer rates than serial EEPROMs, which transfer data through a single port. Parallel EEPROMs are more costly than serial EEPROMs and, accordingly, are used primarily in high performance applications. Parallel EEPROMs are primarily used in applications such as POS terminals, industrial controllers, LAN adapters, telecommunication switches, cellular phones and modems.

     Flash Memory. We currently offer flash memory in a variety of densities. We offer Intel-licensed, 12-volt Flash memory devices in densities ranging from 256 kilobit to 2 megabit (Mb). This family includes

Intel-licensed boot block and bulk erase technologies available in 1 Mb and 2 Mb densities. Our 1 Mb worldwide (x16) Flash memory product is targeted at disk drive applications. We cannot assure that we will receive additional significant orders for this product or that it will achieve more widespread market acceptance.

     NVRAMs. We offer NVRAMs in a variety of configurations. NVRAMs consist of an SRAM and an EEPROM incorporated onto a single semiconductor die. NVRAMs provide superior performance over other NVM products and are ideal for applications that require high speed read/write operations with nonvolatile memories, including parallel processing controllers for LANs and antilock braking systems.

     Mixed Signal/RF Products. We design, manufacture and market selected mixed signal products using embedded EEPROM technologies for specialized applications including radio frequency (RF) tags for contactless security and access control, freight lading billing systems, data collection and general micro-controller applications. These products are based on our NVM expertise and digital/analog mixed signal design.

     We have recently developed and introduced the following two product lines which have not yet materially contributed to our revenues:

     Micro-controller supervisory products. We have recently introduced a family of micro-controller supervisory products, combining reset and watchdog functions required by many micro-controllers, with serial EEPROM for non-volatile data storage. These products combine in the same chip two functions required by many micro-controller applications, which are typically offered in two separate products, providing a more functional, lower cost solution for such applications. The use of NVM elements inside the chip offers programming and fine tuning capabilities for the reset controller and watchdog timer functions, resulting in more flexibility in operation and simplified manufacturing logistics.

     Solid State Digital Potentiometers. We have recently introduced a family of solid state digital potentiometers, which are targeted at replacing mechanical potentiometers used in a variety of applications for the purpose of fine tuning and trimming electronic circuitry.

SALES AND DISTRIBUTION

     We market our products through a direct sales force and a network of independent distributors and sales representatives. In addition to our Sunnyvale headquarters facility, we have domestic sales employees in Southern California, Connecticut, Georgia, Illinois and Texas and international sales offices in England, Germany, South Korea and Taiwan. Our sales offices support both original equipment manufacturers (OEM) and distributors. In addition, Nippon Catalyst K.K., our subsidiary in Japan, works closely with our principal foundry and our Japanese distributors and OEM customers.

     We seek to develop strategic relationships with major OEMs and other customers. We offer a broad range of NVM devices compatible with the most common industry standards and we also work closely with our customers to provide semi-custom solutions to address individual customers' needs. In fiscal 2001, we shipped products directly or through our distribution network to customers in the computer, consumer electronics, telecommunications, automotive, data communication and other industries. OEM customers purchasing our products include Cisco, Compaq, Fujitsu, Hewlett-Packard, IBM, Matsushita Communications, Motorola, Quantum, Siemens and Sony.

     During fiscal 2001, shipments to one customer exceeded ten percent of our revenue. Future Electronics, Inc., a distributor principally in North America received 14% of our shipments during fiscal 2001. During fiscal 2000, shipments to three customers exceeded ten percent of our revenue. Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan received 13%, 12% and 11%, respectively of our shipments during fiscal 2000. During fiscal 1999, no customer represented more that ten percent of our product revenue. International product sales represented approximately 60%, 61% and 45% of the our product sales in fiscal 2001, 2000 and 1999, respectively. The increase in percentage of international sales in fiscal 2000 was primarily attributable to our increased sales in the Far East due to increased market demand and our ability to be more competitive in the region as a result of certain cost reductions. Our international sales are primarily billed in U.S. dollars. Due to the magnitude of our international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuations in the value of the U.S. dollar, which could increase the sales price of our products in local currencies, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws.

     We generally do not recognize revenue on shipments to our distributors until the distributor resells our products. In addition, as is common in the semiconductor industry, we grant price protection to our distributors, in an amount equal to the difference between the price originally charged and the reduced price, for products held in inventory by the distributor at the time of a price reduction. From time to time, we also grant our distributors credit on an individual basis for price reductions we approve on specific transactions.

MANUFACTURING

     We subcontract the manufacture of all of our products through independent semiconductor manufacturers, primarily through Oki and Xfab, our semiconductor fabricators and NSEB, our principal provider of assembly and test services. We also subcontract certain production planning, product engineering, shipping, and tape and reel activities to NSEB and Trio-Tech in Bangkok, Thailand and ASE in the Philippines, which aggregately utilize the services of approximately 75 people in performing these services for us. We have designed our proprietary circuit designs and fabrication processes to operate within the overall semiconductor manufacturing processes of our contract manufacturers. Our designs are manufactured utilizing Oki's processes developed for high volume and high yield production of DRAMs. We also endeavor to develop our processes in a manner that permits the manufacture of our products in the fabrication facilities of different semiconductor manufacturing suppliers. During the fourth quarter of fiscal 2000, we made the first volume shipments of products fabricated at Xfab. Xfab is owned and operated by Elex NV, the Belgian holding company that owns 31.4% of our outstanding shares. If we were forced to switch more of our manufacturing from Oki, our production and delivery of products would be delayed and our cost for such products might be materially increased, which could adversely affect our business, financial condition and results of operations.

     Manufacturing semiconductor products is a highly complex process that is sensitive to a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. While we believe that we have suppliers willing to provide an adequate wafer supply to meet our currently anticipated needs, we may not receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, our outside foundries have from time to time experienced lower than anticipated production yields. We can provide no assurance that manufacturing problems will not occur in the future. The loss of Oki as a supplier, any prolonged inability to obtain adequate yields or deliveries from Oki or other subcontractors or manufacturers, or any other circumstance that would require us to seek alternative sources of supply, could increase our cost for such supplies, delay shipments and have a material adverse effect on our operating results. We currently purchase wafer supplies under arrangements with Oki and Xfab. We also have a purchase agreement with UMC for certain Flash products which runs through February 2006. Due to declining Flash bookings and other circumstances, we have not ordered any wafers from UMC since December 1997. See "Management's Discussion and Analyses of Financial Condition and Results of
Operations -- Results of Operations," and "-- Liquidity and Capital Resources."

     We have wafer sorting operations at our headquarters facility in Sunnyvale and we also utilize a subcontractor in Japan for this purpose. We perform circuit assembly and testing primarily through our subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual dies, which are then assembled into packages and tested in accordance with our own internally-developed procedures. Following assembly, the packaged devices are further tested and inspected pursuant to our quality assurance program prior to shipment to our customers. The majority of such assembly and test services are provided by NSEB and Alphatek in Bangkok, Thailand, OSE in the Philippines and Taiwan, ASE in the Philippines and Taiwan and ChipPAC in China. While the timeliness, yield and quality of semiconductor deliveries from our suppliers have been acceptable to date, we can provide no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain adequate yields or deliveries from these manufacturers, or any other circumstance that would require us to seek alternate sources of supply, could delay shipments. Any significant delays would have an adverse effect on our operating results. Failure to have such services available would have a material adverse effect on our business, financial condition and results of operations.

     As a result of our dependence on foreign subcontractors and test facilities, our business is subject to the risks generally associated with doing business abroad, such as fluctuations in currency exchange rates, foreign government regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which our manufacturing and assembly and test sources are located.

RESEARCH AND DEVELOPMENT

     We continue to invest significant sums in research and development to improve our fabrication processes and develop additional products with the following characteristics:

     - higher performance and reliability;

     - lower voltage requirements;

     - smaller die sizes; and

     - improved manufacturability.

Our efforts include the development of successive generations of our EEPROM and Flash memory products, scaled to smaller geometries, mixed signal, and micro-controller supervisory circuits with embedded EEPROM technologies. As of April 30, 2001, we employed 22 people in research and development activities, compared to 15 and 11 as of April 30, 2000 and 1999, respectively. Additionally, five of the subcontracted personnel at NSEB provided manufacturing engineering services as of April 30, 2001. We invested $4.5 million, $2.8 million and $2.3 million in research and development activities in fiscal 2001, 2000 and 1999, respectively.

     To supplement to our limited engineering staff dedicated to product research and development activities, we utilize the services of various outside semiconductor design service providers. The most significant is an arrangement we have to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services. As of April 30, 2001, Lxi provided engineering services through its wholly owned subsidiary in Romania, Essex Com SRL that were the equivalent of approximately 11 full-time engineers to perform work on our behalf. The services relate to our key development projects including development, design, layout and test program development services. Such engineering services are sometimes difficult to obtain in the local area and the arrangement with Lxi reduces the costs of hiring, training and supporting a larger number of engineers to work directly for us. Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. The fees for such engineering services are on terms we believe to be fair to us and no less favorable to us than those obtained in an arms-length commercial transaction. During the fiscal years ended April 30, 2001, 2000 and 1999, we recorded $714,000, $534,000 and $437,000, respectively, of engineering fees to Lxi for engineering services. As of April 30, 2001 the total amount owed to Lxi was $122,000. Messrs. Vanco, Voicu and Gay received no payments during the fiscal years ended April 30, 2001 and April 30, 2000. Mr. Gay serves as a director of Lxi.

PATENTS AND LICENSES

     As of April 30, 2001, we owned sixteen U.S. patents and one international patent. The process of seeking patent protection can be expensive and time consuming. We can provide no assurance that patents will be issued from our pending or future applications, and if patents are issued, they will provide meaningful protection or other commercial advantage to us. Moreover, our patent rights may not be upheld in the future and we may not be able to preserve our other intellectual property rights.

     In May 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile memory and mixed signal markets served us with a suit alleging that some of the recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. We do not agree with such allegations and intend to defend ourselves against the suit. Since the products included in the suit have only recently been introduced, revenues from those products have been minimal.

     In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. We can provide no assurance that will not receive additional notices alleging infringement and no additional proceedings alleging infringement of intellectual property rights will be commenced against us in the future. If either or both of these events occur, we may not be able to obtain any required licenses of third party intellectual property rights or obtain such licenses on commercially reasonable terms. Failure to obtain a license in either or both events could require us to cease production of our products until we develop a non-infringing design or process. Moreover, the cost of litigation of any claim or damages resulting either or both events could be substantial and could materially and adversely affect our business, financial condition and results of operations.

     We have entered into cross license agreements with Oki and Seiko granting them nontransferable rights to produce certain products, in exchange for royalty payments. See "Manufacturing." We are not currently receiving any royalties under these licenses. In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I(2)C bus technology. We have recently received a communication from Philips suggesting that royalties may be owing on past sales of certain products. We are currently investigating this claim. In August 1995, we entered into an agreement with Intel Corporation that provides us with a license to Intel's Flash memory and EEPROM technology in exchange for royalty payments. Such payments to Intel for EEPROM technology ceased in July 1998 and the payments for Flash technology ceased in June 2000. In addition, in February 1996, we also entered into an agreement with UMC, granting UMC rights to produce certain products in exchange for the provision of certain wafer capacities and certain other license rights. In addition, as a part of such arrangement, UMC purchased 650,000 shares of our Common Stock for cash consideration of $3.7 million.

COMPETITION

     The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution and other resources.

     Our more mature products, such as EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we compete successfully with respect to each of these competitive factors. Price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include STMicroelectronics, Atmel, Microchip, Fairchild Semiconductor, Xicor and Oki, most of which have substantially greater resources than we do.

     The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly in fiscal 1997, fiscal 1998 and fiscal 1999, intense price competition. We can provide no assurance that we will be able to compete successfully in the future against our competitors for Flash products business.

EMPLOYEES

     As of April 30, 2001, we had 72 employees, of whom 22 were engaged in research and development. Our future success will depend on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. Our employees are not represented by any collective bargaining organization, and we have never experienced any work stoppage. We believe that our employee relations are good.

EXECUTIVE OFFICERS AND KEY PERSONNEL

     Our executive officers and certain key personnel are as follows:

                NAME                   AGE                         POSITION(S)
                ----                   ---                         -----------
Radu M. Vanco........................  51     President, Chief Executive Officer and Chairman of the
                                              Board
Thomas E. Gay III....................  52     Vice President of Finance and Administration and Chief
                                              Financial Officer
Irvin W. Kovalik.....................  64     Vice President of Sales
Gelu Voicu...........................  51     Vice President of Engineering and Manufacturing
Barry Wiley..........................  64     Vice President of Corporate Marketing

     Mr. Vanco has served as our President and Chief Executive Officer since March 1998, as the Chairman of our Board since February 2001 and as a director since November 1995. From October 1996 to March 1998 he served as Executive Vice President of Engineering, from October 1996 to December 1997 as Chief Operating Officer, and from November 1992 to October 1995 as Vice President, Engineering. From 1991 to 1992, Mr. Vanco served as product line director at Cypress Semiconductor. From 1985 to 1991, Mr. Vanco held various technical and management positions at SEEQ Technology, Inc. Mr. Vanco holds a M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

     Mr. Gay has served as our Vice President of Finance and Administration, and Chief Financial Officer since May 1998. From August 1997 to May 1998 he was the Controller of Wireless Access, Inc., a communications device manufacturing company. From April 1993 to May 1994 he was our Controller and from July 1994 to November 1996 he was a contract accountant for us. From July 1988 to July 1992 he was Controller of Sanmina Corporation, a contract manufacturing company. Mr. Gay holds a B.S. in Accounting from San Diego State University.

     Mr. Kovalik has served as our Vice President, Sales since December 1998 after joining us in November 1998. From January 1998 to November 1998, he was Director of Strategic Sales for Alliance Semiconductor, Inc., a semiconductor company. From January 1997 to January 1998, he was Vice President of Sales for NovaWeb Technologies, Inc., a modem manufacturer. From September 1995 to January 1997, he was Director of Strategic Sales for Sequel, Inc., a semiconductor company. From June 1992 to June 1995, he was our Vice President, Sales.

     Mr. Voicu has served as our Vice President, Product Engineering and Manufacturing since April 1998. From July 1995 to April 1998 he was our Director of Flash Product Lines. From October 1993 to July 1995 he was our Manager of Product Engineering. From June 1991 to October 1993 he served with Cypress Semiconductor, Inc., a semiconductor company, most recently as Senior Product Engineer. Mr. Voicu holds a M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

     Mr. Wiley has served as our Vice President, Corporate Marketing since November 2000. From September 1999 to November 2000, he was Vice President, Programmable Analog Business Unit. From July 1997 to September 1999 he was Vice President Marketing and Sales for IMP, Inc., a manufacturer of semiconductors. From August 1985 to January 1996, he was Vice President, Marketing and Sales for Cherry Semiconductor Corp. Mr. Wiley holds a MBA from the Harvard School of Business Administration and a MA in Physics from the University of Southern California.

INSURANCE

     We presently carry various insurance coverages including, but not limited to, property damage, workers' compensation, directors and officers liability, business interruption and general liability.

ITEM 2. PROPERTIES

     We rent our 42,500 square foot principal facility in Sunnyvale, California, pursuant to a lease that expires in July 2006. We also have domestic sales offices in Southern California, Connecticut, Georgia and Illinois and international sales offices in England, Germany, Japan, Korea and Taiwan. We believe that our existing facilities are adequate to meet our current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     On April 17, 2001, Xicor Corporation (Xicor) filed a complaint against us in the United States District Court for the District of Delaware. The complaint alleges that certain products that we have recently introduced infringe on a patent that Xicor obtained in 1988 relating to the design of a certain type of digital potentiometer. Xicor is seeking royalties on past revenues in addition to enjoining us from any further sales of the products in question. We have answered the complaint denying such allegations.

     In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology relating to their I(2)C bus technology. We have recently received a communication from Philips suggesting that royalties may be due and owing on past sales of certain products. We are currently investigating this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended April 30, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK MARKET PRICES AND DIVIDENDS

     Our Common Stock is currently traded on the NASDAQ SmallCap Market under the symbol "CATS." During fiscal 2000 and part of fiscal 2001 our stock was traded on the over-the-counter bulletin board. The following table sets forth the high and low bid quotations on the over-the-counter market and, after September 6, 2000, the high and low closing sales price for the Common Stock as reported on the NASDAQ SmallCap Market for each calendar quarter of the last two fiscal years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                HIGH            LOW
                                                              --------          ---
FISCAL YEAR ENDED APRIL 30, 2000
  Quarter ended July 31, 1999...............................      1 3/16          19/64
  Quarter ended October 31, 1999............................      2 1/2           7/8
  Quarter ended January 31, 2000............................      7 15/16        1 13/32
  Quarter ended April 30, 2000..............................     11              4 5/8

FISCAL YEAR ENDED APRIL 30, 2001
  Quarter ended July 31, 2000...............................     10              6 3/8
  Quarter ended October 31, 2000............................     12 7/16         6 1/16
  Quarter ended January 31, 2001............................      8 3/8          3 7/8
  Quarter ended April 30, 2001..............................      6 1/4          3 1/16

     As of June 26, 2001, there were approximately 164 registered holders of record of our Common Stock including a number of holders who are nominees for an undetermined number of beneficial holders.

     No cash dividends have been declared or paid by us on the Common Stock and we do not anticipate paying any such dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In May 1998, we sold 1,500,000 shares of our Common Stock to a corporate investor in a private placement transaction at $1.00 per share for cash consideration of $1,500,000. There were no sales discounts or commissions paid. In September 1998, we sold 4,000,000 additional shares of our Common Stock to the same corporate investor in a private placement transaction at $.25 per share for cash consideration of $1,000,000. We retained a consultant for $60,000 to render an opinion as to the fairness of the pricing of the transaction. The offer and sale of the securities in both transactions was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The proceeds of such offerings were used for general corporate purposes. In connection with such issuances, the investor agreed to various standstill and voting provisions that include not acquiring additional shares of our stock or taking actions to control Catalyst.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected our consolidated financial data. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K including the information under the caption "Certain Factors that May Affect Our Future Results".

                                                                YEAR ENDED APRIL 30,
                                                  ------------------------------------------------
                                                   2001      2000      1999       1998      1997
                                                  -------   -------   -------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues....................................  $98,015   $49,527   $31,987   $ 34,579   $47,094
Cost of revenues................................   50,863    26,837    20,909     39,025    36,720
                                                  -------   -------   -------   --------   -------
Gross profit (loss).............................   47,152    22,690    11,078     (4,446)   10,374
Operating expenses:
  Research and development......................    4,543     2,846     2,335      4,462     5,771
  Selling, general and administrative...........   13,490     9,042     7,718      9,111     8,437
                                                  -------   -------   -------   --------   -------
Income (loss) from operations...................   29,119    10,802     1,025    (18,019)   (3,834)
Interest income (expense), net..................      793      (492)     (802)      (847)     (205)
                                                  -------   -------   -------   --------   -------
Income (loss) before income taxes...............   29,912    10,310       223    (18,866)   (4,039)
Income tax provision............................    2,560       300        --         --        --
                                                  -------   -------   -------   --------   -------
Net income (loss)...............................  $27,352   $10,010   $   223   $(18,866)  $(4,039)
                                                  =======   =======   =======   ========   =======
Net income (loss) per share:
  Basic.........................................  $  1.63   $  0.69   $  0.02   $  (2.28)  $ (0.51)
                                                  =======   =======   =======   ========   =======
  Diluted.......................................  $  1.36   $  0.50   $  0.02   $  (2.28)  $ (0.51)
                                                  =======   =======   =======   ========   =======
Weighted average common shares:
  Basic.........................................   16,744    14,552    12,189      8,263     7,918
                                                  =======   =======   =======   ========   =======
  Diluted.......................................   20,169    19,974    13,678      8,263     7,918
                                                  =======   =======   =======   ========   =======

                                                                      APRIL 30,
                                                   -----------------------------------------------
                                                    2001      2000      1999      1998      1997
                                                   -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Cash and cash equivalents........................  $30,534   $ 6,205   $ 1,852   $   534   $ 2,695
Total current assets.............................   50,589    21,087     9,627    16,105    28,646
Total assets.....................................   53,178    22,943    11,566    18,939    32,553
Total current liabilities........................   14,065    12,378    12,697    22,307    16,631
Long-term debt and capital lease obligations.....       --        64        81       501     1,885
Stockholders' equity (deficit)...................   39,113    10,501    (1,212)   (3,869)   14,037

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this annual report on Form 10-K. In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we hereby notify our readers that the factors set forth in "Certain Factors that May Affect Our Future Results" as set forth below in this Item 7, as well as other factors, in the past have affected and in the future could affect our actual results, and could cause our results for future periods to differ materially from those expressed in any forward looking statements made by or on our behalf, including without limitation those made in this report.

OVERVIEW

     Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies.

     Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of our business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000 and the first half of fiscal 2001, we reduced our manufacturing costs, increased the efficiency of its manufacturing operations and the selling prices for certain products that we produce increased, contributing to the increased gross margin percentages. During the second half of fiscal 2001, we experienced cancellations of orders by our customers, increased supplies of competitive products and decreasing revenues. We could experience an increase in our manufacturing costs and a further downward trend in product pricing in the future which could adversely affect our operating results.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2001 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2000

     Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales are made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues increased by 98% to $98.0 million in fiscal 2001 from $49.5 million in fiscal 2000. The increase was primarily attributable to an increase in sales of our EEPROM products and price increases caused by excess demand and other favorable industry-wide conditions. Shipments of our EEPROM devices increased by $41.2 million to $81.7 million or 83% of revenues in fiscal 2001 compared to $40.5 million or 82% of revenues in the prior year. The increase is attributable to improved market conditions and increased wafer supplies from our foundry service providers. Shipments of our Flash memory devices increased by $7.3 million to $16.3 million or 17% of revenues in fiscal 2001 compared to $9.0 million or 18% of revenues in the prior year. The increase in Flash product sales is attributable to increases in the quantity of units shipped and increases in the average selling price (ASP) for such products. International sales contributed 60% of net product sales in fiscal 2001 as compared to 61% in fiscal 2000. All sales of our products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit (Loss). Gross profit for fiscal 2001 was $47.2 million or a gross margin of 48% compared to gross profit of $22.7 million or a gross margin of 46% for fiscal 2000. The increase in gross profit is primarily attributable to increased revenues, reduced production costs and increased selling prices. We also benefitted from the release of $2.0 million in inventory reserves due to the sale of inventories previously reserved. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. The increase in gross margin percentage is due to increased selling prices, decreased price per unit assembly and testing costs and our increasing the level of sales of products with higher gross margins. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. These expenses are not material to us and are paid mostly on 30 or 90 day terms, minimizing the effects of currency fluctuations.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased 61% to $4.5 million in fiscal 2001 from $2.8 million in fiscal 2000. The increase was primarily attributable to a $1.0 million increase in personnel related expenses. As of April 30, 2001, we employed 21 people in research and development activities, compared to 15 as of April 30, 2000. As a percentage of revenues, R&D expenses decreased to 5% from 6%. This decrease was primarily attributable to the increase in revenues.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities and director and officer (D&O) insurance. SG&A expenses increased 50% to $13.5 million in fiscal 2001 from $9.0 million in fiscal 2000. This increase was primarily attributable to a $1.6 million increase in commissions paid to outside representatives, a $1.2 million increase in personnel related expenses and $0.5 million in additional provisions for uncollectable receivables. As a percentage of revenues, SG&A expenses decreased to 14% from 18%. The primary reason for the decrease in the percentage of revenue is the increase in revenues.

     Net Interest Income and Expense. We had net interest income of $0.8 million or 1% of revenues in fiscal 2001 compared to net interest expense $0.5 million, or 1% of revenues, in fiscal 2000. The change to net interest income from net interest expense is primarily attributable to increased interest earnings from the increased cash on hand and decreased borrowing from lenders. The decrease in net interest expense as a percentage of revenues was attributable to decreased borrowing and the increase in revenues.

     Income Tax Provision. The provision for income taxes was $2.6 million or 9% of earning before taxes in fiscal 2001 compared to $0.3 million or 3% provision for taxes in fiscal 2000. During fiscal 2001, we have fully utilized the tax credits that were available as a result of previous losses.

FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1999

     Revenues. Total revenues increased by 55% to $49.5 million in fiscal 2000 from $32.0 million in fiscal 1999. The increase was primarily attributable to an increase in sales of our EEPROM products and price increases caused by excess demand and other favorable industry-wide conditions. Shipments of our EEPROM devices increased by $18.3 million to $40.5 million or 82% of revenues in fiscal 2000 compared to $22.2 million or 69% of revenues in the prior year. The increase is attributable to improved market conditions and increased wafer supplies from our foundry service providers. Shipments of our Flash memory devices increased by $1.3 million to $9.0 million or 18% of revenues in fiscal 2000 compared to $7.7 million or 24% of revenues in the prior year. The increase in Flash product sales is attributable to increases in the average selling price
(ASP) for such products. International sales contributed 61% of net product sales in fiscal 2000 as compared to 45% in fiscal 1999. The increase in international revenues is attributable to our ability to compete effectively at the low prices prevalent in certain markets in the Far East.

     Gross Profit (Loss). Gross profit for fiscal 2000 was $22.7 million or a gross margin of 46% compared to gross profit of $11.1 million or a gross margin of 35% for fiscal 1999. The increase in gross profit is primarily attributable to increased revenues, reduced production costs, increased selling prices and $1.2 million in credits from a settlement with a vendor and the sale of inventory that had been previously reserved. This compares to $1.7 million in credits received from various negotiations and settlements with certain vendors in fiscal 1999. In the first quarter of fiscal 1999, renegotiation of amounts due under a licensing agreement resulted in a $0.5 million reduction to cost of sales. In the second quarter of fiscal 1999, $0.7 million was credited to us in return for payment of $7.0 million due under an inventory purchasing arrangement. In the fourth quarter of fiscal 1999, we recognized a $0.5 million benefit as the result of successful payment of amounts due under the terms of a licensing agreement settlement. It is our policy to fully reserve all inventory that is not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. The increase in gross margin percentage is due to decreased price per unit wafer, assembly and testing costs and our increasing the level of sales of products with higher gross margins.

     Research and Development. R&D expenses increased 22% to $2.8 million in fiscal 2000 from $2.3 million in fiscal 1999. The increase was primarily attributable to a $0.4 million increase in personnel related expenses. As of April 30, 2000, we employed 15 people in research and development activities, compared to 11 as of April 30, 1999. As a percentage of revenues, R&D expenses decreased to 6% from 7%. This decrease was primarily attributable to the increase in revenues.

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

     Income Tax Provision. The provision for income taxes was $0.3 million in fiscal 2000 compared to zero provision for taxes in fiscal 1999. While we have considerable tax credits available as a result of previous losses, there are limitations on the amount of such benefit available to offset profits earned due to alternative minimum tax.

     As of April 30, 2000 we had available net operating loss carryforwards of approximately $22.8 million and credit carryforwards of approximately $0.7 million for federal tax purposes, which begin to expire in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Total cash increased $24.3 million to $30.5 million as of April 30, 2001 from $6.2 million as of April 30, 2000. The increase was primarily attributable to the net profits earned by us. Net cash provided by the sale of common stock through the exercise of stock options totaled $0.5 million during fiscal 2001. Approximately $0.2 million was used to reduce the bank credit line, notes payable and other debt obligations. We also spent $1.8 million for capital expenditures without additional borrowing. During fiscal 2001, our net working capital increased to $36.5 million as of April 30, 2001 from $8.7 million as of April 30, 2000.

     As of April 30, 2001, we had approximately $2.0 million of secured loans owed to our bank. As of that date, under the terms of our borrowing agreement, we were eligible to borrow approximately $3.0 million additional cash and had cash on hand of $30.5 million. The terms of the agreement require us to pay interest on a minimum balance of $2.0 million at a rate of prime which was 7.5% at April 30, 2001 plus 2.5%. On June 30, 2001, we repaid the outstanding balance and cancelled the agreement. We are also indebted to other creditors in the amount of approximately $4.3 million. This amount is comprised of approximately $3.6 million for wafers and inventory processing and approximately $0.7 million for other goods and services.

     On February 15, 1997, a vendor loaned $1.2 million to us in settlement of billings for assembly and test services totaling the same amount. The loan bore interest at 18% and was originally due and payable on May 15, 1998. During fiscal 1999, the interest payments were kept current and the principal was reduced by $0.4 million. In May 1999, we paid the note in full and negotiated a new note for $0.7 million bearing interest at 12.25% interest and requiring monthly payments of $75,000. We paid off the new note in October 1999 in advance of the payment schedule, eliminating the interest expense on the remaining balance.

     We believe that cash on hand, available borrowing facilities and operating cash flow will provide sufficient cash to fund operations for the next 12 months.

                CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

     We desire to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the "Reform Act") that provides a "safe harbor" for forward-looking statements made by or on our behalf. We hereby caution stockholders, prospective investors in Catalyst and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, our stock price or cause our actual results for the fiscal year and quarter ending April 30, 2001 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

          RISKS RELATING TO OUR BUSINESS AND FUTURE OPERATING RESULTS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS THAT COULD REDUCE OUR NET SALES AND PROFITABILITY.

     Our operating results for the fiscal year ended April 30, 2001 would have resulted in a profit before taxes of $27.9 million instead of a profit of $29.9 million if they had not included $2.0 million profit from the sale of inventory previously reserved. Additionally, our operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Further, our operating results in fiscal 1998 resulted in losses of $18.9 million. We experienced significant negative cash flow from operations during the fiscal 1998 through most of 1999 and before. We may not be able to generate revenue growth and any revenue growth that is achieved may not be sustained. Our business, results of operations and financial condition would be materially adversely affected if operating expenses increase and are not subsequently followed by increased revenues. Although we have reported profits for the ten most recent consecutive quarters, we may not be able to sustain such profitability in the future.

THE SEMICONDUCTOR INDUSTRY IS HIGHLY CYCLICAL IN NATURE.

     We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar years 1997 and 1998 and again in 2001. We may face diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

     For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions in the fiscal 1998 and calendar year 1999 and incurred substantial losses during that period. During fiscal 2000, the semiconductor market rebounded from its cyclical decline and had a favorable impact on our revenues and gross margins into fiscal 2001 through the quarter ended October 2000. During the fiscal quarters ended January 2001 and April 2001, however, the market for our products became more competitive as a result of increased availability of products when demand was increasing. Thus we anticipate continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects to our 1998 and 1999 operating results.

     Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. The improved market conditions we experienced in calendar year 1999 and the first ten months of calendar year 2000 appear to have declined significantly. During the fiscal year ended April 30, 2001, we experienced decreases in orders from customers and found that lower selling prices were necessary to remain competitive in the market. During the last two months of calendar 2000 and the first six months of calendar 2001, we experienced decreases in the number of units sold and the unit selling prices, which we believe to be indicative of a downturn in our industry. We expect that trend to continue into fiscal 2002. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers' products.

OUR OPERATING RESULTS ARE DIFFICULT TO FORECAST AND MAY FLUCTUATE DUE TO MANY FACTORS.

     Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

     - timing of new product introductions,

     - announcements by us and our competitors,

     - fluctuations in customer demand for our products,

     - volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in the fiscal years ended April 30, 2001, and April 30, 1999 and 1998),

     - increased expenses associated with new product introductions or process changes,

     - increased expenditures related to expanding our sales channels,

     - gains or losses of significant customers, timing of significant orders of our products,

     - fluctuations in manufacturing yields,

     - changes in product mix,

     - wafer price increases due to increased market demand,

     - prices charged by our suppliers and foreign currency fluctuations, and

     - general economic conditions.

We anticipate that a significant portion of our revenue will be derived from a limited number of large orders, and we expect that the timing of receipt and fulfillment of these orders will cause material fluctuations in our operating results, particularly on a quarterly basis.

     Our quarterly revenue and operating results are difficult to forecast due to the previously described factors. We base our expense levels, in significant part, on our expectations as to future revenue and our expenses are therefore relatively fixed in the short term. If our expected revenue levels fall below our forecasts, as has occurred during the fiscal years ended April 30, 1999 and 1998, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses vary with our revenue.

     Our operating results may fall below the expectations of investors due to the factors described above and could have a material adverse effect on the market price of our Common Stock. Reductions in revenue expectations may also require us to take additional reserves against inventory valuations based upon the reduced likelihood that we will be able to liquidate our inventories within a reasonable period of time at profitable prices. We may therefore experience substantial period-to-period fluctuations in our operating results.

IF OUR PRODUCTS FAIL TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY, WE COULD LOSE CUSTOMERS AND REVENUE.

     Our product markets are characterized by rapidly changing technology and product obsolescence. A key factor to our business success is the timely introduction of new products at competitive price and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to achieve higher product densities and thereby reduce product costs. For example, most of our products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.6 micron Flash memory process. We may not be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, our products may not achieve market acceptance. Our failure to complete and introduce new products at competitive price/performance levels could materially and adversely affect our business, financial condition and operating results. Our business, financial condition and results of operations could be materially adversely affected by:

     - delays in developing new products,

     - achievement of volume production of new products,

     - successful completion of technology transitions with acceptable yields and reliability, or

     - the lack of commercial acceptance of new products we introduce to the market.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR THE SUPPLY OF WAFERS.

     We do not manufacture the semiconductor wafers used for our products. Oki Electric Industry, Co., Ltd. (Oki) in Japan has supplied wafers to us since 1987 and was our sole foundry source until the quarter ended April 30, 2000. At this time, an additional foundry, Xfab, provides a limited number of products to us and the volumes are considerably less than Oki currently provides. We do not have a wafer supply agreement with Xfab at this time and instead purchases wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

     - the risk of inadequate wafer supplies to meet our production needs,

     - increased prices charged by those independent foundries,

     - the unavailability of or interruption in access to required or more cost effective process technologies,

     - reduced control over delivery schedules,

     - manufacturing yields and costs, and

     - the risks associated with international operations more fully described below.

We are not always able to obtain sufficient increased quantities of wafers from Oki to fulfill some of the current customer demand. Although we have a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, we have not ordered any wafers from UMC since December 1997.

     On September 6, 2000, we announced an agreement with Oki that will result in a significant increase in foundry capacity available to us for a one year period that commenced in September 2000 in return for two payments totaling $10.0 million. These payments were added to the cost of inventories purchased during the ten month period ended March 2001 and will be reflected in our cost of sales as it is sold. If market conditions were to deteriorate significantly before that inventory is sold, we could be expensing a portion of such payments during a period in which the selling price of that product has decreased. We would experience an increase to cost of sales, decreased gross profits and decreased net income under those conditions.

     To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at that foundry's facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 31.4% shareholder of Catalyst. The addition of Xfab as a second foundry source has enabled us to reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, Oki may not continue to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for us could take many months, or longer, and be subject to other factors described below. Our business, financial condition and results of operations could be materially adversely effected by:

     - the loss of Oki as a supplier,

     - our inability to obtain additional capacity at Oki,

     - our inability to qualify Xfab for additional products,

     - our ability to qualify other wafer manufacturers for desired foundry capacity, or

     - any other circumstances causing a significant interruption in our supply of semiconductor wafers.

THE MANUFACTURE OF SEMICONDUCTOR WAFERS IS HIGHLY COMPLEX AND SENSITIVE TO A WIDE VARIETY OF FACTORS THAT MAY ADVERSELY AFFECT OUR ABILITY TO GENERATE FUTURE REVENUES.

     The manufacture of semiconductor wafers for our products is highly complex and sensitive to a wide variety of factors typical in the semiconductor industry:

     - Outside wafer foundries from time to time have experienced lower than anticipated production yields.

     - The amount of time to develop alternative foundry sources can be lengthy and the expense considerable.

     - The yield of satisfactory product is often substandard during the initial developmental stages when the process is being initiated.

     - We may not continue to receive sufficient quantities of wafers at favorable prices on a timely basis, if at all, and be able to attain higher levels of wafer supply as demand requires.

     - Material disruptions in the supply of wafers as a result of manufacturing yield or other manufacturing problems are not uncommon in the semiconductor industry.

     - We may also be subject to production transition delays, and may experience such problems in the future.

Our ability to generate future revenues may be adversely effected by such delays and reductions that result in cancelled of customer orders. Thus, any of the following events could delay shipments, result in the loss of customers and have a material adverse effect on our business and operating results:

     - The loss of Oki as a supplier.

     - The failure to further develop Xfab as a reliable foundry in an expeditious and cost-effective manner.

     - Any prolonged inability to obtain adequate yields or deliveries from Oki or Xfab.

     - Any other circumstance that would require us to seek and qualify alternative sources of supply of such products.

Although we are exploring and seeking to develop alternative wafer supply sources such as Xfab, we may not be able to obtain such alternative sources nor may we have adequate facilities available. Failure to have such supplies available would have a material adverse effect on our business, financial condition and results of operations.

WE PERIODICALLY EXPERIENCE AN OVERSUPPLY OR SHORTAGE OF WAFER FABRICATION CAPACITY DUE TO VOLATILE DEMAND AND THUS WE RISK FORECASTING INCORRECTLY AND PRODUCING EXCESS OR INSUFFICIENT INVENTORIES OF PARTICULAR PRODUCTS, WHICH MAY ADVERSELY AFFECT OUR RESULTS.

     We have previously experienced periodic oversupply or shortages of wafer fabrication capacity due to the cyclical nature of the semiconductor industry. Since we must order products and build inventory substantially in advance of product shipments, we risk forecasting incorrectly and producing excess or insufficient inventories of particular products. Demand for our products is volatile and customers often place orders with short lead times. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. Our inventory may not be reduced by the fulfillment of customer orders and in the future we may produce excess quantities of our products. To the extent we produce excess inventories of particular products, our operating results could be adversely affected by charges that we could recognize due to significant reductions in demand for our products and/or rapid declines in the market value of inventory, resulting in inventory writedowns or other related factors.

     For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices for our products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. Adjustments in fiscal 2001 have totaled $4.7 million. The additional reserves of $4.7 million taken in fiscal 2001 are offset by the release of $2.0 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001.

     In addition, in fiscal 1998 and to some extent in fiscal 2001, our ability to forecast future demand and selling prices diminished. It is our policy to fully reserve all inventory that we do not expect to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for our products, we provided additional reserves for excess quantities and obsolescence for certain products, primarily our Flash and EEPROM products. The rapid erosion of selling prices also left us with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

WE RELY ON AN OUTSIDE PROVIDER OF ENGINEERING SERVICES AND THE LOSS OF THESE SERVICES MAY CAUSE A SIGNIFICANT INTERRUPTION IN OUR SUPPLY OF ENGINEERING RESOURCES.

     We have had an arrangement since 1995 to obtain engineering services from Lxi Corporation (Lxi), a provider of engineering services, of which our officers Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively. Lxi provides these services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The aggregate number of hours of engineering services provided to us varies by quarter. As of April 30, 2001, Essex employed the equivalent of approximately 11 full-time engineers to perform services relating to key development projects including development, design, layout and test program development services. Lxi may not continue to supply a sufficient number of engineers to fulfill our requirements for outsourced engineering services and we may not be able to procure engineering services from an additional source in a timely manner. Our business, financial condition and results of operations could be materially adversely effected by the loss of Lxi as a supplier of outsourced engineering services, our inability to obtain a new supplier of such services, or any other circumstances causing a significant interruption in our supply of engineering resources.

OUR ABILITY TO OPERATE SUCCESSFULLY DEPENDS UPON THE CONTINUED SERVICE OF CERTAIN KEY EMPLOYEES AND THE CONTINUED ABILITY TO ATTRACT AND RETAIN ADDITIONAL HIGHLY QUALIFIED PERSONNEL.

     Our ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees, and the continued ability to attract and retain additional highly qualified personnel. Competition for such personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain such personnel or attract other highly qualified personnel. Our business, financial condition and results of operations could be materially adversely effected by the loss of or failure to attract and retain any such highly qualified personnel.

INTERNATIONAL SALES COMPRISE A SIGNIFICANT PORTION OF OUR PRODUCT SALES, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     For the fiscal year ended April 30, 2001, international sales comprised 60% of our product sales. Additionally, for fiscal 2000 and 1999, international sales accounted for approximately 61% and 45%, respectively, of our product sales. The lower percentage in international sales in 1999 was primarily attributable to the transition in Japan from Marubun Corporation, our former distributor, who resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and our inability to compete with the low selling prices in certain Far East markets. In fiscal 2000, we were able to reenter certain Far East markets, contributing to the increased international sales. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

     - fluctuations in exchange rates,

     - imposition of government controls,

     - political and financial instability,

     - trade restrictions,

     - changes in regulatory requirements,

     - difficulties in staffing international operations and

     - longer payment cycles.

All sales are invoiced and paid in dollars, reducing our direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services, and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of our purchases are in US dollars, minimizing any direct currency fluctuation risk. In addition, our business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely effected by these or other factors related to our international operations.

INTENSE COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED AVERAGE SELLING PRICES OF OUR PRODUCTS, REDUCED SALES OF OUR PRODUCTS AND REDUCED GROSS MARGINS.

     The semiconductor industry is intensely competitive and has been characterized by rapid price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. Average selling prices in the semiconductor industry generally, and for our products in particular, have decreased significantly and rapidly over the life of each product. We expect that average selling prices for its existing products will decline rapidly in the future and that average selling prices for each new product will decline significantly over the life of the product. Declines in average selling prices for our products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease our overall gross margins, could cause a negative adjustment to the valuation of our inventories and could materially and adversely affect the our operating results.

     We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we compete successfully with respect to each of these factors; however price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include STMicroelectronics, Atmel, Microchip, Fairchild Semiconductor and Xicor, all of which have substantially greater resources than us.

     The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly since the first quarter of fiscal 1997, intense price competition resulting in major reductions in average selling prices and corresponding reductions in margins. Our Flash memory products compete on the basis of product performance, price and customer service. However, given the development of higher density/lower cost products and the intense price competition prevalent for these products, we may not be able to compete successfully in the future against its competitors on the bases of these or other competitive factors.

WE MAY NOT BE ABLE TO SUSTAIN MARKET ACCEPTANCE FOR OUR FLASH MEMORY PRODUCTS.

     A significant amount of our net revenues during 2000, 1999 and 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time. We may not be able to sustain the market acceptance for our Flash memory products. We anticipate continued price and other competitive pressures, which adversely affected fiscal 1998 and 1999 operating results, to adversely affect our future operating results.

WE HAVE INCURRED SIGNIFICANT LOSSES OR EXPERIENCED SIGNIFICANT NEGATIVE CASH FLOW FROM OPERATIONS DURING SEVERAL RECENT FISCAL YEARS.

     We have incurred significant losses or experienced significant negative cash flow from operations during several recent years. Such negative cash flow during fiscal 1999 and 1998 significantly reduced our available capital. During fiscal 1999, we successfully took steps to address and/or resolve issues relating to our poor cash flow position. Although as of April 30, 2001, we had cash on hand of $30.5 million and the ability to draw up to $3.0 million additional cash from its bank, we may not continue to generate sufficient revenue and profits to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow and we continue to monitor expenses and to conserve our available cash. Furthermore, to the extent we suffer any adverse effects to our revenues or margins because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

     We may seek additional equity or debt financing to address its working capital needs and to provide funding for capital expenditures. Additional funding may not be available at acceptable terms, if at all. If we are successful in raising additional funds through the issuance of equity securities, our existing stockholders could experience significant dilution or the securities may have rights, preferences or privileges senior to those of our Common Stock. If adequate funds are not available to us or are not available on acceptable terms, further reductions in our operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on our business, operating results and financial condition.

THE TRADING PRICE OF OUR COMMON STOCK COULD BE SUBJECT TO WIDE FLUCTUATIONS IN RESPONSE TO A VARIETY OF FACTORS.

     Our stock price has been and may continue to be subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by investors or others could have an immediate and significant adverse effect on the trading price of our Common Stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations particularly affecting the market prices for many high technology companies and small capitalization companies, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for our Common Stock.

WE HAVE BEEN UNABLE TO FULFILL ALL OUR CUSTOMERS' ORDERS ACCORDING TO THE SCHEDULE ORIGINALLY REQUESTED DUE TO THE CONSTRAINTS IN OUR WAFER SUPPLY.

     Due to the constraints in our wafer supply, we have been unable to fulfill all our customers' orders according to the schedule originally requested. Although we are striving to increase our supply of wafers and communicate to our customers the scheduled delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may seek to cancel their outstanding orders. Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by us and our competitors, fluctuations in customer demand for our products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in recent fiscal years).

WE RELY UPON OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY AND MAY RECEIVE NOTICES FROM TIME TO TIME THAT ALLEGE WE HAVE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, we were served with a Complaint alleging that we are infringing the intellectual property rights of Xicor, Inc., a maker nonvolatile memory products. We have answered the Complaint denying the allegations. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Such claims, if successful, could require us to pay royalties on previous sales of the products which were alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely effected by the cost of litigation of any such claim or resulting damage award. Please see "Item 3 -- Legal Proceedings."

OUR SECURITIES ARE TRADED IN A LIMITED MARKET.

     Our common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the NASDAQ stock exchange for continued listing. Our stock was traded on the Over-The-Counter Bulletin Board market until September 6, 2000 when we were relisted on the NASDAQ SmallCap Market. The over-the-counter market was generally less visible to investors and therefore we were unable to meet the liquidity requirements of some major commercial, institutional and private investors thus limiting the market for our securities. We submitted a request on October 16, 2000 that our securities be listed on the National Market, but due to general market and other conditions, its stock closed below the $5.00 price per share which is required to qualify for National Market listing and NASDAQ closed the listing application. We intend to apply again for NASDAQ National Market listing if and when our shares trade for an extended period above the $5.00 level, but we are unable to ascertain the amount of time NASDAQ will take to consider such application, if NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on our part to adequately demonstrate and verify our qualifications.

A RELATIVELY SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR NET REVENUE IN THE PAST AND THE LOSS OF ONE OR MORE OF OUR CURRENT CUSTOMERS, ADDITIONAL VOLUME PRICING ARRANGEMENTS OR AN EARLY TERMINATION OR DELAY IN SHIPMENTS CAN AFFECT OUR RESULTS ADVERSELY.

     A relatively small number of customers have accounted for a significant portion of our net revenue in the past. For the fiscal year ended April 30, 2001, shipments to Future Electronics, Inc., a distributor principally in North America represented 14% of our revenues. For the year ended April 30, 2000, shipments to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan each represented more than ten percent of our revenues (13%, 12% and 11% respectively). During fiscal 1999, no customer represented more than 10% of Catalyst's product revenue.

     In addition, we have experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements. We also do not typically enter into long-term contracts with our customers and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contact, the contract is generally terminable at the convenience of the customer and difficult to replace that revenue source in the short-term upon cancellation.

     Our business, operating results and financial condition could be materially adversely effected by the loss of one or more of our current customers, additional volume pricing arrangements, an early termination or delay in shipments by one of our major customers.

OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

     Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period or the failure of our backlog to result in future revenue could harm our business.

WE DEPEND ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS TO DISTRIBUTE OUR PRODUCTS.

     We market and distribute our products primarily through manufacturers' representatives and independent distributors. Our distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. Our operating results could be materially adversely effected by the loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of our products offered by such distributors or to carry the product lines of our competitors.

OUR OPERATIONS COULD BE HARMED BY EARTHQUAKES AND OTHER NATURAL DISASTERS.

     Our corporate headquarters are located in California near major earthquake faults. In addition, one of our foundries is located near fault lines. Our operations could be harmed in the event of a major earthquake or other natural disaster near our headquarters.

A CHANGE OF CONTROL MAY BE DELAYED BY RESISTIVE MEASURES ADOPTED BY US.

     Our Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of Common Stock in the event a third party acquires more than 15% of our stock, our Board's ability to issue "blank check" Preferred Stock without stockholder approval and our staggered terms for our directors, could have the effect of delaying or preventing a change in control of us.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND THE CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state, with or without advance notice. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development of our products. Future interruptions could damage our reputation, harm our ability to promote our products and could result in lost revenue, any of which could substantially harm our business and results of operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase dramatically, and these prices will likely continue to increase or the foreseeable future. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and most of our employees are based in California.

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

     As our business grows, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2002 or for the entire year. These conditions would negatively affect our business and results of operations.

WE MAY NOT BE ABLE TO EXPAND OUR PROPRIETARY TECHNOLOGY IF WE DO NOT CONSUMMATE POTENTIAL ACQUISITIONS OR INVESTMENTS OR SUCCESSFULLY INTEGRATE THEM WITH OUR BUSINESS.

     To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. We may have difficulty integrating the acquired products, personnel or technologies of any acquisition we might make. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

RECENTLY ISSUED ACCOUNTING STANDARDS.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, we will be required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. We believe the adoption of this statement will not have a significant effect on the results of our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We do not use derivative financial instruments in its investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to its investment portfolio.

     Foreign Currency Exchange Rate Risk. The majority of our sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by us to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14(a). Please refer to the index to Consolidated Financial Statements on page F-1 hereof.

                        QUARTERLY RESULTS OF OPERATIONS
              (ALL NUMBERS ARE IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   JULY 31,    OCTOBER 31,    JANUARY 31,    APRIL 30,
                                                     1999         1999           2000          2000
                                                   --------    -----------    -----------    ---------
Net revenues.....................................  $ 9,196       $10,700        $12,536       $17,095
Gross profit.....................................    3,820         5,148          5,324         8,398
Net income.......................................      853         1,954          2,342         4,861
Net income per share
  Basic..........................................  $  0.06       $  0.14        $  0.16       $  0.31
  Diluted........................................     0.05          0.10           0.12          0.24

                                                   JULY 31,    OCTOBER 31,    JANUARY 31,    APRIL 30,
                                                     2000         2000           2001          2001
                                                   --------    -----------    -----------    ---------
Net revenues.....................................  $25,441       $31,834        $23,579       $17,161
Gross profit.....................................   13,055        16,641         11,036         6,420
Net income.......................................    8,193        10,423          7,011         1,725
Net income per share
  Basic..........................................  $  0.51       $  0.63        $  0.41       $  0.10
  Diluted........................................     0.40          0.50           0.35          0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information relating to our directors required by this item is incorporated herein by reference to the section entitled "Proposal 1 -- Election of Directors" in the 2001 Proxy Statement. Information relating to our executive officers required by this item appears in "Item 1 -- Executive Officers and Key Personnel" of this report. Additional information relating to our directors and executive officers required by this item is incorporated herein by reference to the section entitled "Additional Information -- Compliance with Section 16(a) of the Securities Exchange Act" in the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Proposal 1 -- Election of Directors -- Compensation of Directors" and "Additional Information -- Executive Compensation" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the sections entitled "Additional Information -- Security Ownership" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections entitled "Additional Information -- Certain Relationships and Related Transactions" in the 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page F-1 hereof.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

        Schedule II -- Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

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

    10.49(6)     Loan and Security Agreement dated June 19, 1997 between
                 Coast Business Credit, a division of Southern Pacific Thrift
                 & Loan Association (Coast), and Registrant.
    10.50(6)     Loan and Security Agreement (CEFO Facility) dated June 19,
                 1997 between Coast Business Credit, a division of Southern
                 Pacific Thrift & Loan Association (Coast), and Registrant.
    10.51(6)     Commercial Security Agreement dated April 1, 1998 between
                 Registrant and Oki Electric Industry Co., Ltd.
    10.52(6)     Wafer Purchase Agreement dated March 23, 1998 between
                 Registrant and Trio-Tech International PTE LTD with
                 Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.
    10.53(6)*    Addendum dated May 29, 1998 to Employment Agreement dated
                 October 14, 1995 between Radu Vanco and Registrant.
    10.55(6)*    Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.
    10.59(6)*    Severance Agreement dated June 1, 1998 between Thomas E. Gay
                 III and Registrant.
    10.61(6)     Common Stock Purchase Agreement dated as of May 26, 1998
                 between Registrant and Elex N. V. (Elex) with Standstill
                 Agreement dated as of May 26, 1998 between Registrant and
                 Elex.
    10.62(6)     Letter Agreement dated August 6, 1998 between Coast and
                 Registrant concerning default and forbearance under the
                 Company's bank agreements.
    10.63(7)*    Agreement dated August 14, 1995 between Registrant and
                 Lionel M. Allan (Amendment).
    10.64(8)     Common Stock Purchase Agreement dated as of September 14,
                 1998 between Registrant and Elex NV with Standstill
                 Agreement dated as of September 14, 1998 between Registrant and Elex, NV.
    10.65(8)     Letter Agreement dated September 21, 1998 between Coast
                 Business Credit and Registrant concerning forbearance under the Company's Bank Agreement.
    10.67(12)*   Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan
                 Advisors, Inc.
    10.68(13)    Amendment No. One to Loan and Security Agreement dated as of
                 April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.
    10.69(16)    1998 Special Equity Incentive Plan.
    10.70(14)*   Employment Agreement dated August 18, 1998 between Radu
                 Vanco and Registrant.
    10.71(14)*   Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
    10.72(15)*   Severance Agreement dated May 11, 1999 between Frank
                 Reynolds and Registrant.
    10.73(15)*   Consulting Agreement dated January 1, 2000 between Hideyuki
                 Tanigami and Registrant.
    10.74(15)*   Amendment to Consulting Agreement dated June 23, 2000
                 between Hideyuki Tanigami and Registrant.
    10.75*       Extension of Consulting Agreement dated June 7, 2001 between
                 Allan Advisors, Inc. and Registrant.
    10.76*       Severance Agreement dated September 21, 1999 between Barry
                 Wiley and Registrant.
    21.1(1)      List of Subsidiaries of Registrant.
    23.1         Consent of Independent Accountants.
    24.1         Power of Attorney (reference is made to page 30 of this
                 report on Form 10-K).

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

(16) Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement previously filed July 27, 2000.

  + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

  * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     (b) REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended April 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on July 26, 2001.

                                          CATALYST SEMICONDUCTOR, INC.

                                          By:       /s/ RADU M. VANCO
                                            ------------------------------------
                                                       Radu M. Vanco
                                             President, Chief Executive Officer
                                                             and
                                                   Chairman of the Board

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on July 26, 2001.

                                          By:       /s/ RADU M. VANCO
                                            ------------------------------------
                                                       Radu M. Vanco
                                             President, Chief Executive Officer
                                                             and
                                                   Chairman of the Board
                                               (Principal Executive Officer)

                                          By:     /s/ THOMAS E. GAY III
                                            ------------------------------------
                                                     Thomas E. Gay III
                                               Vice President of Finance and
                                                        Administration
                                                and Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                          By:                  *
                                            ------------------------------------
                                                      Lionel M. Allan
                                                          Director

                                          By:                  *
                                            ------------------------------------
                                                     Cynthia M. Butitta
                                                          Director

                                          By:                  *
                                            ------------------------------------
                                                    Roland M. Duchatelet
                                                          Director

                                          By:                  *
                                              ----------------------------------
                                                    Henry C. Montgomery
                                                          Director

                                          By:                  *
                                            ------------------------------------
                                                      Glen G. Possley
                                                          Director

* By:      /s/ RADU M. VANCO
     ---------------------------------
             Attorney-in-fact

                          CATALYST SEMICONDUCTOR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGES
                                                              -----
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of April 30, 2001 and 2000...   F-3
Consolidated Statements of Operations for the years ended
  April 30, 2001, 2000 and 1999.............................   F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended April 30, 2001, 2000 and 1999.........   F-5
Consolidated Statements of Cash Flows for the years ended
  April 30, 2001, 2000 and 1999.............................   F-6
Notes to Consolidated Financial Statements..................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Catalyst Semiconductor, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiary at April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
May 23, 2001

                          CATALYST SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                     ASSETS

                                                                   APRIL 30,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
Current assets:
  Cash......................................................  $30,534    $  6,205
  Accounts receivable, net..................................   10,811      10,727
  Inventories...............................................    8,349       3,531
  Other assets..............................................      895         624
                                                              -------    --------
          Total current assets..............................   50,589      21,087
Property and equipment, net.................................    2,589       1,856
                                                              -------    --------
          Total assets......................................  $53,178    $ 22,943
                                                              =======    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $ 2,025    $  2,028
  Accounts payable..........................................    3,970       5,721
  Accounts payable -- related parties.......................      291       1,024
  Accrued expenses..........................................    5,749       2,522
  Deferred gross profit on shipments to distributors........    1,972         880
  Current portion of long-term debt and capital lease
     obligations............................................       58         203
                                                              -------    --------
          Total current liabilities.........................   14,065      12,378
Long-term debt and capital lease obligations................       --          64
                                                              -------    --------
          Total liabilities.................................   14,065      12,442
                                                              -------    --------
Commitments and contingencies (Notes 4 and 9)
Stockholders' equity:
  Preferred stock, $.001 par value, 2,000 shares authorized;
     no shares issued and outstanding.......................       --          --
Common stock and paid-in-capital in excess of $.001 par
  value, 45,000 shares authorized; 17,532 and 16,010 shares
  issued and outstanding....................................   48,186      46,926
Accumulated deficit.........................................   (9,073)    (36,425)
                                                              -------    --------
          Total stockholders' equity........................   39,113      10,501
                                                              -------    --------
          Total liabilities and stockholders equity.........  $53,178    $ 22,943
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED APRIL 30,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
Net revenues................................................  $98,015    $49,527    $31,987
Cost of revenues............................................   50,863     26,837     20,909
                                                              -------    -------    -------
Gross profit................................................   47,152     22,690     11,078
Research and development....................................    4,543      2,846      2,335
Selling, general and administrative.........................   13,490      9,042      7,718
                                                              -------    -------    -------
Income from operations......................................   29,119     10,802      1,025
Interest income (expense), net..............................      793       (492)      (802)
                                                              -------    -------    -------
Income before income taxes..................................   29,912     10,310        223
Income tax provision........................................    2,560        300         --
                                                              -------    -------    -------
Net income..................................................  $27,352    $10,010    $   223
                                                              =======    =======    =======
Net income per share:
  Basic.....................................................  $  1.63    $  0.69    $  0.02
                                                              =======    =======    =======
  Diluted...................................................  $  1.36    $  0.50    $  0.02
                                                              =======    =======    =======
Weighted average common shares outstanding:
  Basic.....................................................   16,744     14,552     12,189
                                                              =======    =======    =======
  Diluted...................................................   20,169     19,974     13,678
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                               COMMON STOCK
                                              ---------------    ADDITIONAL
                                                         PAR      PAID IN      ACCUMULATED
                                              SHARES    VALUE     CAPITAL        DEFICIT      TOTAL
                                              ------    -----    ----------    -----------   -------
Balance at April 30, 1998...................   8,445     $ 8      $42,781       $(46,658)    $(3,869)
Issuance of common stock to an investor.....   5,500       6        2,426             --       2,432
Issuance of common stock for employee stock
  purchase plan.............................       3      --            1             --           1
Exercise of stock options...................      10      --            1             --           1
Net income..................................      --      --           --            223         223
                                              ------     ---      -------       --------     -------
Balance at April 30, 1999...................  13,958      14       45,209        (46,435)     (1,212)
Exercise of stock options...................   2,052       2        1,701             --       1,703
Net income..................................      --      --           --         10,010      10,010
                                              ------     ---      -------       --------     -------
Balance at April 30, 2000...................  16,010      16       46,910        (36,425)     10,501
Exercise of stock options...................   1,522       2        1,258             --       1,260
Net income..................................      --      --           --         27,352      27,352
                                              ------     ---      -------       --------     -------
Balance at April 30, 2001...................  17,532     $18      $48,168       $ (9,073)    $39,113
                                              ======     ===      =======       ========     =======

   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED APRIL 30,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $27,352    $10,010    $   223
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation of property and equipment.................    1,051        939      1,202
     Provision for doubtful accounts receivable.............      464          0          0
     Provision for excess and obsolete inventory............    2,698       (971)    (2,560)
     Changes in assets and liabilities:
       Accounts receivable..................................     (548)    (5,608)        20
       Inventories..........................................   (7,516)      (646)     4,513
       Other assets.........................................     (271)       118         73
       Accounts payable (including related parties).........   (2,484)       700     (7,355)
       Accrued expenses.....................................    3,947      1,090     (2,228)
       Deferred gross profit on shipments to distributors...    1,092       (181)       586
                                                              -------    -------    -------
            Net cash provided by (used in) operating
               activities...................................   25,785      5,451     (5,526)
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used for the acquisition of fixed assets.............   (1,784)      (856)      (307)
                                                              -------    -------    -------
            Cash used in investing activities...............   (1,784)      (856)      (307)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuances....................................      540      1,627      2,434
  Payment of line of credit.................................       (3)      (914)      (283)
  Payment of long-term debt and capital lease obligations...     (209)      (955)      (750)
  Change in restricted cash.................................       --         --      5,750
                                                              -------    -------    -------
            Net cash provided by (used in) financing
               activities...................................      328       (242)     7,151
                                                              -------    -------    -------
Net increase in cash and cash equivalents...................   24,329      4,353      1,318
Cash at beginning of the period.............................    6,205      1,852        534
                                                              -------    -------    -------
Cash at end of the period...................................  $30,534    $ 6,205    $ 1,852
                                                              =======    =======    =======
Noncash financing activity:
  Deferred compensation on exercised stock options..........  $   720    $    76    $     0
                                                              =======    =======    =======
Supplemental cash flow disclosures:
  Cash paid during the year for:
     Interest...............................................  $   362    $   522    $   927
                                                              =======    =======    =======
     Income taxes...........................................  $   768    $     2    $     1
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                          CATALYST SEMICONDUCTOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

  Operations

     Catalyst Semiconductor, Inc. (Catalyst or the Company), incorporated in October 1985 and reincorporated in Delaware in May 1993, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company's revenues and gross margins. Further, reductions in product costs and operating expenses, which were realized due to a cost reduction program by management, have had a favorable impact on profitability. The rebound continued through the first half of fiscal 2001 but during the latter half of the year, demand for the Company's products and unit pricing has decreased significantly, resulting in lower gross profits and decreased net income.

  Basis of presentation

     Catalyst has a fiscal year that ends on the Sunday nearest April 30th. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany balances and transactions.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter ended in April 2001. The adoption of SAB No. 101 did not have a material impact on the Company's financial position and results of operations.

                          CATALYST SEMICONDUCTOR, INC.

  Fair value of financial instruments

     For certain of the Company's financial instruments, including cash, accounts receivable, line of credit, notes payable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

  Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     Inventories are stated at the lower cost, determined on the first-in, first-out basis, or market.

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

     One customer accounted for 14% of revenues during the year ended April 30, 2001. Three customers accounted for 13%, 12% and 11% of revenues during the year ended April 30, 2000. No customers represented more than 10% of revenues during the year ended April 30, 1999.

     Two customers accounted for 15% and 12% of gross accounts receivable as of April 30, 2001. Two customers accounted for 20% and 11% of gross accounts receivables as of April 30, 2000.

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

  Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretions and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments

                          CATALYST SEMICONDUCTOR, INC.

That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that such equity instruments are recorded at their fair value on the measurement date.

  Net income per share

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

     A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

                                                                 YEAR ENDED APRIL 30,
                                                        --------------------------------------
                                                           2001          2000          1999
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income............................................   $27,352       $10,010       $   223
                                                         =======       =======       =======
Shares calculation:
  Average shares outstanding -- basic.................    16,744        14,552        12,189
Effect of dilutive securities:
  Stock options.......................................     3,425         5,422         1,489
                                                         -------       -------       -------
Average shares outstanding -- diluted.................    20,169        19,974        13,678
                                                         =======       =======       =======
Net income per share -- basic.........................   $  1.63       $  0.69       $  0.02
                                                         =======       =======       =======
Net income per share -- diluted.......................   $  1.36       $  0.50       $  0.02
                                                         =======       =======       =======

     Options to purchase 612,500 shares at prices ranging from $6.88 to $9.50 per share were outstanding during 2001 and were excluded in the computation of diluted EPS because their effect would have been antidilutive. Options to purchase 204,000 shares at prices ranging from $4.63 to $8.38 per share were outstanding during 2000 and were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive. Options to purchase 1,372,000 shares of common stock at prices ranging from $0.40 to $6.30 per share were outstanding during 1999 and were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The Company had no items of comprehensive income other than net income for any period presented.

  Segment Reporting

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one segment, the semiconductor manufacturing segment.

                          CATALYST SEMICONDUCTOR, INC.

  Advertising Costs

     Advertising costs are expensed as incurred and were not material in the fiscal years ended April 30, 2001, 2000 or 1999.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurements of those instruments at fair value. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted this statement in its first quarter of fiscal 2002 which began May 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                               APRIL 30,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Accounts receivable:
  Accounts receivable....................................  $11,561    $11,013
  Less: Allowance for doubtful accounts..................     (750)      (286)
                                                           -------    -------
                                                           $10,811    $10,727
                                                           =======    =======

     The amounts of $0, $0 and $100,000 were written off in respect of bad debts in the years ended April 30, 2001, 2000 and 1999, respectively.

Inventories:
  Work-in-process......................................  $  6,113    $  2,516
  Finished goods.......................................     2,236       1,015
                                                         --------    --------
                                                         $  8,349    $  3,531
                                                         ========    ========
Property and equipment:
  Engineering and test equipment.......................  $  9,658    $  8,012
  Computer hardware and software.......................     3,597       3,517
  Furniture and office equipment.......................     1,344       1,286
                                                         --------    --------
                                                           14,599      12,815
  Less: accumulated depreciation and amortization......   (12,010)    (10,959)
                                                         --------    --------
                                                         $  2,589    $  1,856
                                                         ========    ========
Accrued expenses:
  Accrued income taxes.................................  $  2,083    $    291
  Accrued employee compensation........................     1,612       1,167
  Other................................................     2,054       1,064
                                                         --------    --------
                                                         $  5,749    $  2,522
                                                         ========    ========

                          CATALYST SEMICONDUCTOR, INC.

NOTE 3 -- LINE OF CREDIT:

     As of April 30, 2001, the Company had approximately $2.0 million of secured loans owed to a bank. As of the same date, the Company had $2.0 million cash deposited at the same bank in an interest bearing account to serve as collateral. As of April 30, 2001, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $3.0 million. Also, under the terms of the borrowing agreement, the Company could borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible account receivable. Amounts borrowed under the borrowing agreement are secured by accounts receivable and are subject to compliance with loan covenants. The borrowing agreement bears interest at a variable rate equal to the bank's prime lending rate (7.5% at April 30, 2001) plus 2.5%. On June 30, 2001, the Company repaid the outstanding balance and cancelled the agreement.

NOTE 4 -- LEASES:

     At April 30, 2001 and 2000, the net book value of assets recorded as property and equipment under capital leases aggregated $0.1 million and $0.2 million, which is net of accumulated amortization of $0.7 million and $0.6 million, respectively. The amortization of assets recorded under capital leases is included within depreciation and amortization expense.

     The Company leases its office facilities under operating leases. Total rent expense under these leases was $539,000, $531,000 and $558,000 for fiscal 2001, 2000 and 1999, respectively. The aggregate future minimum lease payments, by fiscal year, under capital and non-cancelable operating leases with initial terms of one year or more at April 30, 2001 are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
  2002....................................................   $ 59       $  557
  2003....................................................     --          522
  2004....................................................     --          449
  2005....................................................     --          462
  2006....................................................     --          476
Thereafter................................................     --          120
                                                             ----       ------
          Total minimum payments..........................     59       $2,586
                                                                        ======
  Less: amount representing interest......................     (1)
                                                             ----
  Present value of future minimum lease payments..........     58
  Current portion of capital lease obligations............    (58)
                                                             ----
  Long-term portion of capital lease obligations..........   $ --
                                                             ====

NOTE 5 -- INCOME TAXES:

     The Company's provision for income taxes is comprised as follows (in thousands):

                                                               YEAR ENDED APRIL 30,
                                                              ----------------------
                                                               2001     2000    1999
                                                              ------    ----    ----
Current
  Federal...................................................  $1,996    $297    $--
  State.....................................................     533       3     --
  Foreign...................................................      31      --     --
                                                              ------    ----    ---
                                                              $2,560    $300    $--
                                                              ======    ====    ===

                          CATALYST SEMICONDUCTOR, INC.

     Deferred tax assets are comprised of the following (in thousands):

                                                               APRIL 30,
                                                          -------------------
                                                           2001        2000
                                                          -------    --------
Capitalized research....................................  $ 1,915    $  2,498
Non deductible reserves and accruals....................    1,669       1,327
Research and development credit carryforwards...........    1,249         771
Deferred income and sales returns reserves..............      731         933
Loss carryforwards......................................       --       8,239
Other...................................................      314         767
                                                          -------    --------
          Total deferred tax assets.....................    5,878      14,535
Valuation allowance.....................................   (5,878)    (14,535)
                                                          -------    --------
                                                          $    --    $     --
                                                          =======    ========

     The research and development credits begin to expire in fiscal 2005. Availability of the credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income (loss) as a result of the following:

                                                              YEAR ENDED APRIL 30,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Statutory federal tax rate..................................   35%     34%     34%
State taxes.................................................    2      --      --
Benefit of net operating loss carryforwards not previously
  recognized................................................  (28)    (31)    (34)
                                                              ---     ---     ---
          Effective tax rate................................    9%      3%     --%
                                                              ===     ===     ===

     No provision has been made for income taxes relating to potential future distributions of accumulated earnings from the Company's foreign subsidiary, which at April 30, 2001 were not significant, since it is the Company's intention to reinvest substantially all of the undistributed earnings in its foreign operations.

NOTE 6 -- STOCK PLANS:

  Stock Option Plans

     In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options. The founder stock plan was amended and restated in March of 1993 as the stock option plan (the "Option Plan") which had the effect of extending its expiration date to March 2003. In January 1999 and September 2000, the shareholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the Option Plan. A total of 7.6 million shares of Common Stock have been reserved for issuance under the Option Plan. Options granted under the Option Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Option Plan must generally be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four year periods.

     During 1993, the Company adopted a Director Stock Option Plan (the "Director Plan") which provides for the grant of nonstatutory stock options to non-employee directors. In November 1999 and September 2000, the stockholders authorized an additional 100,000 and 450,000 shares, respectively, to be reserved under the Director Plan. A total of 770,000 shares of Common Stock have been reserved for issuance under the Director Plan. Options granted under the Director Plan are for periods not to exceed five years. Option grants under the Director Plan must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options vest over a period of three years. As of April 30, 2001, a total of 333,000 options at exercise

                          CATALYST SEMICONDUCTOR, INC.

prices ranging from $0.47 to $9.50 per share, have been granted under the Director Plan, 17,000 of which were exercisable.

     In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During 1999, options totaling 3.0 million shares were granted to employees and directors under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $517,000 of compensation expense will be recognized over the four year vesting period of the options, $120,000, $136,000 and $57,000 of which was recognized during the years ended April 30, 2001, 2000 and 1999, respectively.

     A summary of activity under the Option Plan, the Director Plan and the Special Option Plan are as follows:

                                                     OPTIONS
                                                    AVAILABLE                     WEIGHTED
                                                       FOR         OPTIONS      AVERAGE PRICE
                                                      GRANT      OUTSTANDING      PER SHARE
                                                    ---------    -----------    -------------
                                                                 (IN THOUSANDS)
Balance at April 30, 1998.........................       18         2,547           $1.26
Additional shares reserved........................    5,300            --
Granted...........................................   (5,758)        5,758           $0.17
Canceled..........................................    1,485        (1,485)          $1.02
Exercised.........................................       --           (10)          $0.13
                                                     ------        ------
Balance at April 30, 1999.........................    1,045         6,810           $0.56
Granted...........................................   (1,295)        1,295           $1.58
Canceled..........................................    1,141        (1,141)          $0.35
Exercised.........................................       --        (2,052)          $0.80
                                                     ------        ------
Balance at April 30, 2000.........................      891         4,912           $0.57
Additional shares reserved........................    2,950            --
Granted...........................................   (1,702)        1,702           $6.42
Canceled..........................................      668          (668)          $2.33
Exercised.........................................       --        (1,522)          $0.35
                                                     ------        ------
Balance at April 30, 2001.........................    2,807         4,424           $2.63
                                                     ======        ======

                          CATALYST SEMICONDUCTOR, INC.

     The range of exercise prices table below summarizes information regarding stock options outstanding at April 30, 2001.

                                OPTIONS OUTSTANDING
               -----------------------------------------------------
                                      WEIGHTED-                               OPTIONS EXERCISABLE
   ACTUAL                              AVERAGE                         ----------------------------------
  RANGE OF          NUMBER            REMAINING         WEIGHTED-           NUMBER           WEIGHTED-
  EXERCISE        OUTSTANDING      CONTRACTUAL LIFE      AVERAGE          EXERCISABLE         AVERAGE
   PRICES      AT APRIL 30, 2001       (YEARS)        EXERCISE PRICE   AT APRIL 30, 2001   EXERCISE PRICE
  --------     -----------------   ----------------   --------------   -----------------   --------------
$0.11 - 0.13       1,690,371             7.4              $0.12              733,613           $0.12
$0.25 - 0.33         557,458             7.9              $0.29              180,260           $0.29
$0.40 - 0.50         158,351             7.7              $0.40                3,141           $0.48
$0.91 - 1.04         275,501             8.4              $1.00               67,998           $1.00
$1.80 - 2.00          41,777             4.8              $1.92               18,753           $1.89
$4.63 - 6.88       1,130,999             9.5              $5.79               36,375           $5.31
$7.25 - 9.50         570,000             8.1              $7.53               16,666           $8.27
------------       ---------             ---              -----            ---------           -----
$0.11 - 9.50       4,424,457             8.1              $2.63            1,056,806           $0.55
                   =========                                               =========

     The options exercisable as of April 30, 2000 and 1999 were 1,347,000 and 2,073,000 respectively.

     In September 1998, the Board of Directors offered employee holders of options the opportunity to cancel such options and receive an equal amount of options with an exercise price per share equal to the then current fair market value. As a result, options to purchase approximately 1.4 million shares were canceled and an equal number were granted at an exercise price of $0.125.

  Other Stock Plans

     The Board of Directors and Stockholders approved the Company's Employee Stock Purchase Plan (the "Purchase Plan") in March 1993. A total of 750,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Sales made through this plan will be at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. The Purchase Plan was suspended effective June 1998 due to the Company's delisting from the NASDAQ stock market in August 1998. As of April 30, 2001, a total of 231,000 shares have been issued under the Purchase Plan.

  Pro Forma Stock Compensation Disclosure

     The fair value of each option granted under the Option Plan, the Director Plan and the Special Option Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for options granted in 2001, 2000 and 1999, respectively: dividend yield of 0 percent for all years, expected volatility of 100, 100 and 100 percent, risk free interest rates of 5.90%, 6.00% and 4.54%, and expected lives of 4 years for non-officer/director employees and 4 years for officers and directors for all years.

     The fair value of each share granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for shares granted in 1998: dividend yield of 0 percent, expected volatility of 79 percent, risk free interest rate of 5.36% and an expected life of 0.5 years for non-officer/director employees and officers and directors for 1998. The Purchase Plan was suspended effective June 1998 due to the Company's delisting from the NASDAQ stock market in August 1998. As a result of such suspension, no fair value for the Purchase Plan was calculated under the Black-Scholes option-valuation model for fiscal 2001 or 2000.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the stock option plans and its Purchase Plan consistent with

                          CATALYST SEMICONDUCTOR, INC.

the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

                                                             YEAR ENDED APRIL 30,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------    ------    -------
Pro-forma net income (loss)............................  $25,465    $9,604    $   (31)
Pro-forma net income (loss) per share:
  Basic................................................  $  1.52    $ 0.66    $(0.003)
  Diluted..............................................  $  1.20    $ 0.48    $(0.003)

  Options Granted to Consultants and Vendors

     On January 14, 1999, the Company granted 250,000 options to outside consultants as compensation for services provided. The 250,000 options granted to the consultants are accounted for under EITF 96-18, which requires the Company to record compensation equal to the fair value of the options, remeasured over the vesting period of the options. Compensation expense of $49,000 and $7,000 was recorded in fiscal 2000 and 1999, respectively, and no more compensation will be recorded as the options are all fully vested.

     The Company issued 100,000 options to the former President of the Company in October 1998. Total Compensation of $187,000 was recorded for these options in fiscal 1999.

     In March 1999, the Company entered into an arrangement with a sales representative providing for options for the purchase of up to 200,000 shares of the Company's common stock. The options under this agreement will vest 16,667 shares for each $1.0 million in shipments of Catalyst products by the representative. The options are valued using the Black-Scholes option pricing model and in accordance with the guidance in EITF 96-18. Total expense of $260,000 was recorded in fiscal 2001, based upon commissionable shipments of $2.7 million representing fixed expenses for the vesting of 50,000 options. Total expense of $167,000 was recorded in fiscal 2000, based upon shipments of $1.3 million representing fixed expenses of $97,000 relating to options that became fully vested in the third quarter of fiscal 2000 and $70,000 of accrued variable expense relating to the probable vesting of another 16,667 options.

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

                          CATALYST SEMICONDUCTOR, INC.

     Revenues by destination were as follows (in thousands):

                                                            YEAR ENDED APRIL 30,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
North America.........................................  $39,584    $19,416    $17,493
Japan.................................................   11,200      4,362      2,773
Other Far East........................................   33,320     21,696      5,605
Europe................................................   13,911      4,053      6,116
                                                        -------    -------    -------
          Total sales.................................  $98,015    $49,527    $31,987
                                                        =======    =======    =======

     Sales and purchase transactions are denominated in U.S. dollars, except for certain purchases which were denominated in Thai Baht and Japanese yen and which were not significant for the years ended April 30, 2001, 2000 and 1999.

NOTE 9 -- CONTINGENCIES:

     On April 17, 2001, Xicor Corporation (Xicor) filed a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain products that the Company has recently introduced infringe on a patent that Xicor obtained in 1988 relating to the design of a certain type of digital potentiometer. Xicor is seeking royalties on past revenues in addition to enjoining the Company from any further sales of the products in question. The Company does not agree with such allegations and intends to vigorously defend itself against the suit. Since the products included in the suit have only recently been introduced, revenues from those products have been minimal.

     In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology relating to their I(2)C bus technology. The Company has recently received a communication from Philips suggesting that royalties may be due and owing on past sales of certain products. The Company is currently investigating this claim.

     In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company's financial condition or results of operations.

NOTE 10 -- RELATED PARTY TRANSACTIONS:

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at XFab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 31.4% of the outstanding shares of the Company. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company's principal wafer fab since 1985. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. During the fiscal years ended April 30, 2001 and 2000, the Company's purchases from Xfab totaled $6,641,000 and $899,000, respectively. As of April 30, 2001 and 2000, the total amount owed Xfab was $169,000 and $857,000, respectively. Mr. Duchatelet is the Chairman and CEO of Elex N. V. and serves as a member of the Company's Board of Directors.

     The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. As of April 30, 2001, Essex employed the equivalent of approximately 11 engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company own approximately 95% of Lxi. The fees for such engineering services are on terms believed by the

                          CATALYST SEMICONDUCTOR, INC.

Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the fiscal years ended April 30, 2001, 2000 and 1999 the Company recorded $714,000, $534,000 and $437,000, respectively, of engineering fees to Lxi for engineering design services. As of April 30, 2001 and 2000 the total amount owed to Essex and Lxi was $122,000 and $167,000, respectively. The officers received no payments during the fiscal years ended April 30, 2001, 2000 and 1999, except one officer who received $0, $0 and $1,200 from Lxi during such respective periods. Such payments to such officer were made for services rendered prior to his joining the Company in connection with his duties as Treasurer of Lxi. Such officer resigned such position immediately prior to joining the Company. Such officer continues to serve as a director of Lxi.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING     COSTS AND                     END OF
              YEAR ENDED APRIL 30,                 OF YEAR       EXPENSES     DEDUCTIONS       YEAR
              --------------------                ----------    ----------    ----------    ----------
2001
Allowance for doubtful accounts receivable......   $   286         $464        $    --       $   750
Valuation reserve for deferred tax assets.......    14,535           --         (8,657)        5,878
2000
Allowance for doubtful accounts receivable......       286           --             --           286
Valuation reserve for deferred tax assets.......    15,455           --           (920)       14,535
1999
Allowance for doubtful accounts receivable......       286          100           (100)          286
Valuation reserve for deferred tax assets.......    16,341           --           (886)       15,455

                                 EXHIBIT INDEX

 EXHIBIT
  INDEX                              DESCRIPTION
 -------                             -----------
3.2(11)      Restated Certificate of Incorporation of Registrant.
3.4(10)      Bylaws of Registrant.
4.1(5)       Preferred Shares Rights Agreement, dated as of December 3,
             1996, between Catalyst Semiconductor, Inc. and First
             National Bank of Boston, including the Certificate of
             Designation of Rights, Preferences and Privileges of Series
             A Participating Preferred Stock, the Form of Rights
             Certificate and the Summary of Rights attached thereto as
             Exhibits A, B and C respectively.
4.2(6)       Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.3(9)       Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston,
             N. A., as rights agent.
10.7(11)*    Stock Option Plan.
10.8(16)     1993 Employee Stock Purchase Plan.
10.9(16)     1993 Director Stock Option Plan.
10.12(1)     Distributor Agreement dated February 1990 between Arrow
             Electronics, Inc. and Registrant.
10.15(1)     Irrevocable License Agreement dated May 8, 1988 between
             Seiko Instruments, Inc. and Registrant.
10.16(1)     64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS
             EEPROM Consulting and Design Work Agreement dated March 26,
             1986 between OKI Electric Industry Co., Ltd. and the
             Registrant.
10.17(1)     FLASH EEPROM Development and License Agreement dated July
             18, 1988 between OKI Electric Co., Ltd. and Registrant.
10.27(1)*    Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.34(2)     Wafer Supply Agreement dated February 24, 1995 between OKI
             Electric Industry Co., Ltd. And the Registrant.
10.36(3)+    License Agreement dated August 18, 1995 between Intel
             Corporation and Registrant.
10.38(4)     Standard Industrial Lease dated March 22, 1996 between Marin
             County Employees Retirement Association and Registrant.
10.39(4)+    Master Agreement dated February 7, 1996 between United
             Microelectronics Corporation and the Registrant.
10.41(4)+    Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry Co.,
             Ltd. and Registrant.
10.46(4)*    Employment Agreement dated October 14, 1995 between Radu
             Vanco and Registrant.
10.49(6)     Loan and Security Agreement dated June 19, 1997 between
             Coast Business Credit, a division of Southern Pacific Thrift
             & Loan Association (Coast), and Registrant.
10.50(6)     Loan and Security Agreement (CEFO Facility) dated June 19,
             1997 between Coast Business Credit, a division of Southern
             Pacific Thrift & Loan Association (Coast), and Registrant.
10.51(6)     Commercial Security Agreement dated April 1, 1998 between
             Registrant and Oki Electric Industry Co., Ltd.
10.52(6)     Wafer Purchase Agreement dated March 23, 1998 between
             Registrant and Trio-Tech International PTE LTD with
             Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.

 EXHIBIT
  INDEX                              DESCRIPTION
 -------                             -----------
10.53(6)*    Addendum dated May 29, 1998 to Employment Agreement dated
             October 14, 1995 between Radu Vanco and Registrant.
10.55(6)*    Severance Agreement dated April 28, 1998 between Gelu Voicu and Registrant.
10.59(6)*    Severance Agreement dated June 1, 1998 between Thomas E. Gay
             III and Registrant.
10.61(6)     Common Stock Purchase Agreement dated as of May 26, 1998
             between Registrant and Elex N. V. (Elex) with Standstill
             Agreement dated as of May 26, 1998 between Registrant and
             Elex.
10.62(6)     Letter Agreement dated August 6, 1998 between Coast and
             Registrant concerning default and forbearance under the
             Company's bank agreements.
10.63(7)*    Agreement dated August 14, 1995 between Registrant and
             Lionel M. Allan (Amendment).
10.64(8)     Common Stock Purchase Agreement dated as of September 14,
             1998 between Registrant and Elex NV with Standstill
             Agreement dated as of September 14, 1998 between Registrant and Elex, NV.
10.65(8)     Letter Agreement dated September 21, 1998 between Coast
             Business Credit and Registrant concerning forbearance under the Company's Bank Agreement.
10.67(12)*   Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan
             Advisors, Inc.
10.68(13)    Amendment No. One to Loan and Security Agreement dated as of
             April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.
10.69(16)    1998 Special Equity Incentive Plan.
10.70(14)*   Employment Agreement dated August 18, 1998 between Radu
             Vanco and Registrant.
10.71(14)*   Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
10.72(15)*   Severance Agreement dated May 11, 1999 between Frank
             Reynolds and Registrant.
10.73(15)*   Consulting Agreement dated January 1, 2000 between Hideyuki
             Tanigami and Registrant.
10.74(15)*   Amendment to Consulting Agreement dated June 23, 2000
             between Hideyuki Tanigami and Registrant.
10.75*       Extension of Consulting Agreement dated June 7, 2001 between
             Allan Advisors, Inc. and Registrant.
10.76*       Severance Agreement dated September 21, 1999 between Barry
             Wiley and Registrant.
21.1(1)      List of Subsidiaries of Registrant.
23.1         Consent of Independent Accountants.
24.1         Power of Attorney.

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

(16) Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement previously filed July 27, 2000.

  + Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

  * Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.