Form 10-Q
period 2001-07-29
CATALYST SEMICONDUCTOR INC
filed 2001-09-14
CIK 899636

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

                 FOR THE QUARTERLY PERIOD ENDED JULY 29, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock as of August 31, 2001 was 17,818,053.

================================================================================

                          CATALYST SEMICONDUCTOR, INC.


                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.................................................   3
           Unaudited Condensed Consolidated Balance Sheets
             at July 31, 2001 and April 30, 2001................................   3
           Unaudited Condensed Consolidated Statements of Income for the three
             month periods ended July 31, 2001 and 2000.........................   4
           Unaudited Condensed Consolidated Statements of Cash Flows for the
           three month periods ended July 31, 2001 and 2000.....................   5

           Notes to Unaudited Condensed Consolidated Financial Statements.......   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................   10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........   21

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..................   22
Item 6.    Exhibits and Reports on Form 8-K.....................................   22

SIGNATURES......................................................................   23

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          CATALYST SEMICONDUCTOR, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     JULY 31,       APRIL 30,
                                                                       2001           2001
                                                                    ----------      ----------
                                    ASSETS

Current assets:
   Cash ......................................................      $   28,474      $   30,534
   Accounts receivable, net ..................................           9,914          10,811
   Inventories ...............................................           9,038           8,349
   Other assets ..............................................             894             895
                                                                    ----------      ----------
       Total current assets ..................................          48,320          50,589

Property and equipment, net ..................................           2,503           2,589
                                                                    ----------      ----------
       Total assets ..........................................      $   50,823      $   53,178
                                                                    ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit ............................................      $      ---      $    2,025
   Accounts payable ..........................................           2,966           3,970
   Accounts payable--related parties .........................             705             291
   Accrued expenses ..........................................           5,767           5,749
   Deferred gross profit on shipments to distributors ........           1,801           1,972
   Lease obligations .........................................              19              58
                                                                    ----------      ----------
       Total liabilities .....................................          11,258          14,065

Stockholders' equity .........................................          39,565          39,113
                                                                    ----------      ----------
       Total liabilities and stockholders' equity ............      $   50,823      $   53,178
                                                                    ==========      ==========


See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                Three Months Ended
                                              ------------------------
                                               July 31,      July 31,
                                                2001           2000
                                              ---------      ---------
Net revenues ...........................      $  10,516      $  25,441

Cost of revenues .......................          6,478         12,386
                                              ---------      ---------
Gross profit ...........................          4,038         13,055

Research and development ...............          1,065          1,154
Selling, general and administrative ....          2,817          3,288
                                              ---------      ---------
Income from operations .................            156          8,613

Interest income, net ...................            264             30
                                              ---------      ---------
Income before income taxes .............            420          8,643

Income tax provision ...................             49            450
                                              ---------      ---------
Net income .............................      $     371      $   8,193
                                              =========      =========

Net income per share:
   Basic ...............................      $    0.02      $    0.51
                                              =========      =========
   Diluted .............................      $    0.02      $    0.40
                                              =========      =========

Weighted average common shares:
   Basic ...............................         17,654         16,166
                                              =========      =========
   Diluted .............................         20,073         20,537
                                              =========      =========


See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                 -------------------------
                                                                                 July 31,        July 31,
                                                                                   2001            2000
                                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................      $     371       $   8,193
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of property and equipment ................................            267             233
    Provision for excess and obsolete inventory ...........................            (16)             31
    Changes in assets and liabilities:
       Accounts receivable ................................................            897          (2,814)
       Inventories ........................................................           (673)           (859)
       Other assets .......................................................              1              40
       Accounts payable (including related parties) .......................           (590)          3,363
       Accrued expenses ...................................................             59             969
       Deferred gross profit on shipments to distributors .................           (171)          1,122
                                                                                 ---------       ---------
          Net cash provided by operating activities .......................            145          10,278
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used for the acquisition of fixed assets ..........................           (181)           (897)
                                                                                 ---------       ---------
          Cash used in investing activities ...............................           (181)           (897)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issuances .................................................             40             194
   Payment of line of credit ..............................................         (2,025)             (3)
   Payment of long-term debt and capital lease obligations ................            (39)            (48)
                                                                                 ---------       ---------
          Net cash provided by (used in) financing activities .............         (2,024)            143
                                                                                 ---------       ---------

Net increase (decrease) in cash and cash equivalents ......................         (2,060)          9,524
Cash at beginning of the period ...........................................         30,534           6,205
                                                                                 ---------       ---------
Cash at end of the period .................................................      $  28,474       $  15,729
                                                                                 =========       =========

SUPPLEMENTAL NON-CASH INFORMATION:
   Deferred compensation on exercised stock options .......................      $      41       $     199
                                                                                 =========       =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid ..........................................................      $      29       $      99
                                                                                 =========       =========

   Income taxes paid ......................................................      $      50       $     375
                                                                                 =========       =========


See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

        In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2001 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001. The results of operations for the three month period ended July 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

        The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company's revenues and gross margins into fiscal 2001 through the quarter ended October 2000. However, during the three fiscal quarters from November 2000 through July 2001, the market for the Company's products has become more competitive as a result of the increased availability of products when demand was decreasing. The Company could experience other such downward trends in product pricing in the future which could further adversely affect the Company's operating results.

        The Company's fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through July 31, 2001, the Company has not had any items of comprehensive income other than net income.

NOTE 2 - INCOME PER SHARE:

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

        A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

                                                            Three Months Ended
                                                        --------------------------
                                                           July 31,      July 31,
                                                             2001          2000
                                                        ----------      ----------
Net income .......................................      $      371      $    8,193
                                                        ==========      ==========
Shares calculation:
   Weighted average shares outstanding--basic ....          17,654          16,166

Effect of dilutive securities:
   Stock options .................................           2,419           4,371
                                                        ----------      ----------
Weighted average shares outstanding--diluted .....          20,073          20,537
                                                        ==========      ==========
Net income per share:
   Basic .........................................      $     0.02      $     0.51
                                                        ==========      ==========
   Diluted .......................................      $     0.02      $     0.40
                                                        ==========      ==========

        Options to purchase 1,700,999 shares of common stock at prices from $4.63 to $9.50 per share outstanding during the quarter ended July 31, 2001 and options to purchase 100,000 shares of common stock at prices from $8.22 to $9.50 per share outstanding during the quarter ended July 31, 2000 were not included in the computation of diluted income per share because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                             July 31,        April 30,
                                                               2001            2001
                                                             ---------       ---------
Accounts receivable:
   Accounts receivable ................................      $  10,664       $  11,561
   Less: Allowance for doubtful accounts ..............           (750)           (750)
                                                             ---------       ---------
                                                             $   9,914       $  10,811
                                                             =========       =========

Inventories:
   Work-in-process ....................................      $   6,422       $   6,113
   Finished goods .....................................          2,616           2,236
                                                             ---------       ---------
                                                             $   9,038       $   8,349
                                                             =========       =========

Property and equipment:
   Engineering and test equipment .....................      $   9,777       $   9,658
   Computer hardware and software .....................          3,631           3,597
   Furniture and office equipment .....................          1,372           1,344
                                                             ---------       ---------
                                                                14,780          14,599
   Less: accumulated depreciation and amortization ....        (12,277)        (12,010)
                                                             ---------       ---------
                                                             $   2,503       $   2,589
                                                             =========       =========

Accrued expenses:
   Accrued income taxes ...............................      $   2,082       $   2,083
   Accrued employee compensation ......................          1,439           1,612
   Other ..............................................          2,246           2,054
                                                             ---------       ---------
                                                             $   5,767       $   5,749
                                                             =========       =========


NOTE 4 - LINE OF CREDIT:

As of April 30, 2001, the Company had approximately $2.0 million of secured loans owed to a bank. As of the same date, the Company had $2.0 million cash deposited at the same bank in an interest bearing account to serve as collateral. As of April 30, 2001, under the terms of its borrowing agreement, the Company was eligible to borrow approximately $3.0 million. Also, under the terms of the borrowing agreement, the Company could borrow the lesser of $5.0 million or an amount determined by a formula applied to eligible accounts receivable. Amounts borrowed under the borrowing agreement were secured by accounts receivable and were subject to compliance with loan covenants. The borrowing agreement bore interest at a variable rate equal to the bank's prime lending rate (7.5% at April 30, 2001) plus 2.5%. On June 30, 2001, the Company repaid the outstanding balance and cancelled the agreement.

NOTE 5 - 1998 SPECIAL EQUITY INCENTIVE PLAN:

        In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $517,000 of compensation expense will be recognized over the four year vesting period of the options, $28,000 of which was recognized during the three month period ended July 31, 2001. An aggregate of $341,000 of such expense has been recognized through July 31, 2001 and $176,000 remains to be recognized in future periods.

NOTE 6 - CONTINGENCIES:

        On April 17, 2001, Xicor Corporation (Xicor) filed a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain products that the Company has recently introduced infringe on a patent that Xicor obtained in 1988 relating to the design of a certain type of digital potentiometer. Xicor is seeking royalties on past revenues in addition to enjoining the Company from any further sales of the products in question. The Company does not agree with such allegations and intends to vigorously defend itself against the suit. Since the products included in the suit have only recently been introduced, revenues from those products have not been material.

        In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology relating to their I(2)C bus technology. The Company has recently received a communication from Philips suggesting that royalties may be due and owing on past sales of certain products. The Company is currently investigating this claim.

        In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

NOTE 7 - RELATED PARTY TRANSACTIONS:

        During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 30.9% of the outstanding shares of the Company. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company's principal wafer fab since 1985. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. During the three months ended July 31, 2001, the Company's purchases from Xfab totaled $384,000. As of July 31, 2001, the total amount owed Xfab was $383,000. Mr. Roland Duchatelet, the Chairman and CEO of Elex NV, serves as a member of the Company's Board of Directors.

        The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. As of July 31, 2001, Essex employed the equivalent of approximately 11 full-time engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company, Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. The fees for such engineering services are on terms believed by the Company to be fair to the Company and no less favorable to the Company than arms length commercial terms. During the three months ended July 31, 2001 the Company recorded $200,000 of engineering fees from Lxi for engineering design services. As of July 31, 2001 the total amount owed to Lxi was $322,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This report contains certain forward-looking statements that are subject to risks and uncertainties. For such statements, we desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E of and Rule 3b-6 under the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements regarding our expectations, intentions or future strategies and involve known and unknown risks, uncertainties and other factors. All forward-looking statements included in this report are based on information available to us on the date of filing, and we assume no obligation to update such forward-looking statements.

OVERVIEW

        Catalyst Semiconductor, Inc. (Catalyst, us, we, our), incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies.

        Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of our business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000 and the first half of fiscal 2001, we reduced our manufacturing costs, increased the efficiency of our manufacturing operations and the selling prices for certain of our products increased, contributing to increased gross margin percentages. During the second half of fiscal 2001 and the first quarter of fiscal 2002, we experienced cancellations of orders by our customers, increased supplies of competitive products and decreasing revenues. Although cancellations have diminished from the prior two quarters, the results for the quarter ended July 31, 2001 reflect the continuing competitive pressures on our revenues, gross margins and net profits. We could experience increases in our manufacturing costs and further downward trends in product pricing in the future which could adversely affect our operating results.

RESULTS OF OPERATIONS

        Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues decreased 59% to $10.5 million for the quarter ended July 31, 2001 from $25.4 million for the quarter ended July 31, 2000. The decrease is primarily attributable to a decrease in the number of units shipped and, to a lesser degree, to a decrease in the average selling price of our products. Total revenues of $10.5 million for the quarter ended July 31, 2001 decreased by 39% from $17.2 million for the quarter ended April 30, 2001. The decrease is primarily attributable to a decrease in units shipped. For the three months ended July 31, 2001, approximately 62% of our net product shipments were to international customers compared with 60% of net product shipments during fiscal 2001. All sales of our products are in US dollars, minimizing the effects of currency fluctuations.

        Gross Profit. Gross profit for the quarter ended July 31, 2001 was $4.0 million, or 38% of revenues, compared to a gross profit of $13.1 million, or 52% of revenues, for the quarter ended July 31, 2000, a decrease of 69%. The decrease in gross profit percentage is primarily due to decreased selling prices in the market for our products and decreased unit sales. Gross profits of $4.0 million for the quarter ended July 31, 2001 decreased by 38% from $6.4 million or 37% of revenues for the quarter ended April 30, 2001. The decrease is primarily attributable to deteriorating market conditions for our products. During fiscal 2001, we paid $10.0 million to our principal wafer supplier, Oki, to obtain increased wafer supplies. Such payments were added to the cost of the inventory acquired during that period and included in the cost of sales as the inventory is sold. As of April 30, 2001, our inventory valuation included a portion of such costs to be charged to cost of sales as the relevant inventory is sold. During the quarter ended July 31, 2001, we had a lower gross profit caused by our shipments of the more expensive wafers purchased under the Oki agreement. We currently expect most of the remaining inventory of the more expensive products to be charged to cost of sales in the next quarter. It is our policy to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balance sheet date, generally within the ensuing twelve months. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to us and the majority are paid within 30 days, minimizing the effects of currency fluctuations.

        Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased by 8% to $1.1 million, or 10% of revenues, for the quarter ended July 31, 2001, from $1.2 million, or 5% of revenues for the quarter ended July 31, 2000. The decrease in R&D spending from the comparable quarter of the prior fiscal year is primarily attributable to production work performed by engineering personnel. R&D expenses decreased by 8% to $1.1 million, or 10% of revenues, for the quarter ended July 31, 2001, from $1.2 million, or 7% of revenues for the quarter ended April 30, 2001. The decrease in R&D spending from the previous quarter is primarily attributable to production work performed by engineering personnel.

        Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses decreased by 15% to $2.8 million, or 27% of revenues, for the quarter ended July 31, 2001, from $3.3 million, or 13% of revenues, for the quarter ended July 31, 2000. The decrease from last year is primarily attributable to decreased expenses for sales and administrative personnel and decreased commission expenses to outside representatives. SG&A expenses decreased by 24% to $2.8 million, or 27% of revenues, for the quarter ended July 31, 2001, from $3.7 million, or 22% of revenues, for the quarter ended April 30, 2001. The decrease from the previous quarter is primarily attributable to decreased commission expenses to outside representatives, decreased bad debt expenses and decreased expenses for sales and administrative personnel.

        Net Interest Income/Expense. Net interest income was $264,000 for the quarter ended July 31, 2001, compared to net interest income of $30,000 for the quarter ended July 31, 2000. The increase from a year ago is primarily related to the interest earned on our increased cash balance and decreased average outstanding borrowings. Net interest income of $264,000 for the quarter ended July 31, 2001 decreased from $309,000 for the quarter ended April 30, 2001. The decrease from the previous quarter is primarily due to lower interest rates paid on our cash balance.

        Income Tax Provision. We recorded a provision for income taxes of $49,000 or 12% of income before income taxes for the quarter ended July 31, 2001, compared to a provision of $450,000 or 5% for the quarter ended July 31, 2000. The provision for income tax primarily represents the estimated proportional share of income tax liability for the fiscal year after deductions for available income tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations was $145,000 for the three months ended July 31, 2001, which was due primarily to net income of $371,000, adjusted for depreciation and amortization of $267,000 and a decrease in accounts payable and other liabilities of $702,000 related to the decreased sales and manufacturing activity. This was partially offset by a decrease in net accounts receivable of $897,000 and an increase in inventories of $673,000 which were also related to the decrease in sales activity. For the three month period ended July 31, 2000, net cash of $10.3 million was provided by operations, principally by net income of $8.2 million plus $3.4 million from the increase in accounts payable due to the increasing manufacturing activity and $1.0 million from the increase in accrued expenses and $1.1 million from the increase in deferred gross profit on shipments to distributors. Such increase was partially offset by $2.8 million used by the increase in accounts receivable due to the increased sales activity and $0.9 million used for the increase in inventory.

        Our investing activities used $181,000 during the three months ended July 31, 2001 and were related primarily to the acquisition of equipment for manufacturing activities. Cash used in investing activities for the three months ended July 31, 2000 was $897,000 which was primarily related to the purchase of equipment for manufacturing activities.

        Financing activities consumed $2.0 million during the three months ended July 31, 2001, consisting primarily of the payoff of our bank credit line. During the three months ended July 31, 2000, the cash provided by financing activities was $143,000, principally from the proceeds of stock option exercises.

        On June 30, 2001, we paid off the $2.0 million balance due on the line of credit with our bank and ended the agreement. As of July 31, 2001, we were also indebted to other creditors in the amount of approximately $3.7 million. This amount is comprised of approximately $2.9 million for wafers and inventory processing and approximately $0.8 million for other goods and services.

        Although management believes we have sufficient working capital resources to continue our operations for at least the next twelve months, we may decide to seek additional equity or debt financing to address our working capital needs and to provide funding for capital expenditures. There can be no assurances, however, that financing will be available on terms acceptable to us, if at all.

CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO MANY FACTORS AND ARE DIFFICULT TO FORECAST.

        Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

-    fluctuations in customer demand for our products,

- the timing of new product introductions and significant orders of our products,

- volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in the quarter ended July 31, 2001, the two quarters ended April 30, 2001, and during the fiscal years April 30, 1999 and 1998),

- increased expenses associated with new product introductions, process changes and/or expanding our sales channels,

-    gains or losses of significant customers,

-    fluctuations in manufacturing yields,

-    changes in our product mix,

-    increases in wafer prices due to increased market demand,

-    prices charged by our suppliers,

-    foreign currency fluctuations, and

-    general economic conditions.

We anticipate that a significant portion of our revenue will be derived from a limited number of large orders, and we expect that the timing of receipt and fulfillment of these orders will cause fluctuations which could be material to our operating results, particularly on a quarterly basis.

        Our quarterly revenue and operating results are difficult to forecast due to the previously described factors. We base our expense levels, in significant part, on our expectations as to future revenue and our expenses are therefore relatively fixed in the short term. If our expected revenue levels fall below our forecasts, as has occurred during the most recent three fiscal quarters and during fiscal years ended April 30, 1999 and 1998, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses vary with our revenue.

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

THE SEMICONDUCTOR INDUSTRY IS HIGHLY CYCLICAL IN NATURE.

        We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar years 1997 and 1998 and again during 2001. We currently face and in the future may face diminished product demand, accelerated erosion of average selling prices and gross margins, and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

        For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998 and throughout calendar year 1999 and incurred substantial losses during that period. During fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins into fiscal 2001 through the quarter ended October 2000. During each of the fiscal quarters ended January 2001, April 2001 and July 2001, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Thus we anticipate continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects to our 1998 and 1999 operating results.

        Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. The improved market conditions we experienced in calendar year 1999 and the first ten months of calendar year 2000 have declined significantly. During the latter half of the fiscal year ended April 30, 2001 and in the first quarter of fiscal 2002, we experienced decreases in orders from customers and found that lower selling prices were necessary to remain competitive in the market. During the last two months of calendar 2000 and the first seven months of calendar 2001, we experienced decreases in the number of units sold and the unit selling prices, which we believe to be indicative of a downturn in our industry. We expect that trend to continue further into fiscal 2002. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers' products.

OUR QUARTERLY OPERATING RESULTS ARE VARIABLE.

        Our operating results vary from quarter to quarter. For example, our operating results for the fiscal quarter ended July 31, 2001 would have resulted in a profit before taxes of $0.2 million instead of a profit of $0.4 million if they had not included $0.2 million profit from the sale of inventory previously reserved. Additionally, our operating results for the fiscal year ended April 30, 2001 would have resulted in a profit before taxes of $27.9 million instead of a profit of $29.9 million if they had not included $2.0 million profit from the sale of inventory previously reserved and our operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Further, our operating results in fiscal 1998 resulted in losses of $18.9 million. We experienced significant negative cash flow from operations during fiscal 1998 through most of fiscal 1999. We may not be able to generate revenue growth and any revenue growth that is achieved may not be sustained. Our business, results of operations and financial condition would be materially adversely affected if operating expenses increase and are not subsequently followed by increased revenues. Although we have reported profits for the ten most recent consecutive quarters, we may not be able to sustain such profitability in the future.

IF OUR PRODUCTS FAIL TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES IN THE SEMICONDUCTOR INDUSTRY, WE COULD LOSE CUSTOMERS AND REVENUE.

        Our product markets are characterized by rapidly changing technology and product obsolescence. A key factor to our business success is the timely introduction of new products at competitive price and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to achieve higher product densities and thereby reduce product costs. For example, most of our products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.6 micron Flash memory process. We may not be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, our products may not achieve market acceptance. Our failure to complete and introduce new products at competitive price/performance levels could materially and adversely affect our business, financial condition and operating results. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production of new products, successful completion of technology transitions with acceptable yields and reliability, or the lack of commercial acceptance of new products we introduce to the market.

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR THE SUPPLY OF WAFERS.

        We do not manufacture the semiconductor wafers used for our products. Oki Electric Industry, Co., Ltd. (Oki) in Japan has supplied wafers to us since 1987 and was our sole foundry source until the quarter ended April 30, 2000. At this time, an additional foundry, Xfab, provides a limited number of products to us and the volumes are considerably less than Oki currently provides. We do not presently have a wafer supply agreement with Xfab and instead purchase wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

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

        On September 6, 2000, we announced an agreement with Oki that will result in a significant increase in foundry capacity available to us for a one year period that commenced in September 2000 in return for two payments totaling $10.0 million. These payments were added to the cost of inventories purchased during the ten month period ended March 2001 and was reflected in our cost of sales as it was sold or will be reflected in our future cost of sales as the associated inventory is sold. As of April 30, 2001, our inventory valuation included a portion of such costs to be charged to cost of sales as the relevant inventory is sold. During the quarter ended July 31, 2001, we had a lower gross profit caused by our shipments of the more expensive wafers purchased under the Oki agreement. We currently expect most of the remaining inventory of the more expensive products to be included in our cost of sales in the quarter ending October 31, 2001. If market conditions were to deteriorate significantly before this inventory is sold, we could be expensing a portion of such payments during a period in which the selling price of that product has decreased. We would experience an increase to cost of sales, decreased gross profits and decreased net income under those conditions.

        To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at that foundry's facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 30.9% shareholder of Catalyst. The addition of Xfab as a second foundry source has enabled us to reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, Oki may not continue to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for us could take many months, or longer, and be subject to other factors described below. Our business, financial condition and results of operations could be materially adversely effected by:

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


WE HAVE INCURRED SIGNIFICANT LOSSES OR EXPERIENCED SIGNIFICANT NEGATIVE CASH FLOW FROM OPERATIONS DURING SEVERAL RECENT FISCAL YEARS.

        We have incurred significant losses or experienced significant negative cash flow from operations during several recent years. Such negative cash flow during fiscal 1999 and 1998 significantly reduced our available capital. During fiscal 1999, we successfully took steps to address and/or resolve issues relating to our poor cash flow position. Although as of July 31, 2001, we had cash on hand of $28.5 million, we may not continue to generate sufficient revenue and profits to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow and we continue to monitor expenses and to conserve our available cash. Furthermore, to the extent we suffer any adverse effects to our revenues or margins because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

        We may seek additional equity or debt financing to address our working capital needs and to provide funding for capital expenditures. Additional funding may not be available at acceptable terms, if at all. If we are successful in raising additional funds through the issuance of equity securities, our existing stockholders could experience significant dilution or the securities may have rights, preferences or privileges senior to those of our Common Stock. If adequate funds are not available to us or are not available on acceptable terms, further reductions in our operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on our business, operating results and financial condition.

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

        The manufacture of semiconductor wafers for our products is highly complex and sensitive to a wide variety of factors typical in the semiconductor industry such as:

- lower than anticipated production yields experienced by outside wafer foundries from time to time,

-    incurring the time and expense to develop alternative foundry sources,

- experiencing substandard yield during the initial developmental stages of a new process,

- inability to receive sufficient quantities of wafers at favorable prices on a timely basis, especially in periods of increased demand,

- material disruptions in the supply of wafers as a result of low manufacturing yield or other manufacturing problems, and

-    production transition delays.

Our ability to generate future revenues may be adversely effected by such delays and reductions that result in cancellation of customer orders. Thus, any of the following events could delay shipments, result in the loss of customers and have a material adverse effect on our business and operating results:

-    the loss of Oki as a supplier,

- the failure to further develop Xfab as a reliable foundry in an expeditious and cost-effective manner,

- any prolonged inability to obtain adequate yields or deliveries from Oki or Xfab, and

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

        For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices of our products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. Inventory reserve adjustments in fiscal 2001 totaled $4.7 million which were offset by the release of $2.0 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001. For the quarter ended July 2001, we reserved inventory of $0.2 million which was offset by the release of $0.2 million of inventory reserves taken in previous periods relating to products that were sold during the quarter.

        In addition, in fiscal 1998 and to some extent during fiscal 2001, our ability to forecast future demand and selling prices diminished. It is our policy to fully reserve all inventory that we do not expect to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six months. As a result of a reduction in estimated demand for our products, we provided additional reserves for excess quantities and obsolescence for certain products, primarily our Flash and EEPROM products. The rapid erosion of selling prices also left us with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

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

WE MAY NOT BE ABLE TO SUSTAIN MARKET ACCEPTANCE FOR OUR FLASH MEMORY PRODUCTS.

A significant amount of our net revenues during fiscal 2001, 2000, 1999 and 1998 were derived from sales of Flash memory products. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time. We may not be able to sustain the market acceptance for our Flash memory products. We anticipate continued price and other competitive pressures, which adversely affected fiscal 1998 and 1999 operating results, to adversely affect our future operating results.

WE RELY ON OUTSIDE PROVIDERS OF ENGINEERING SERVICES AND THE LOSS OF THESE SERVICES MAY CAUSE A SIGNIFICANT INTERRUPTION IN OUR SUPPLY OF ENGINEERING RESOURCES.

        To supplement our limited engineering staff dedicated to product research and development activities, we utilize the services of various outside semiconductor design services. The most significant is an arrangement we have had since 1995 to obtain engineering services from Lxi Corporation (Lxi), of which our officers Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively. Lxi provides these services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The aggregate number of hours of engineering services provided to us varies by quarter. As of July 31, 2001, Essex employed the equivalent of approximately 11 full-time engineers to perform services relating to key development projects including development, design, layout and test program development services. Lxi may not continue to supply a sufficient number of engineers to fulfill our requirements for outsourced engineering services and we may not be able to procure engineering services from an additional source in a timely manner. Our business, financial condition and results of operations could be materially adversely effected by the loss of Lxi as a supplier of outsourced engineering services and to a lesser extent the loss of our other providers of outsourced engineering services, our inability to obtain a comparable new supplier of such services, or any other circumstances causing a significant interruption in our supply of engineering resources.

WE RELY ON THIRD-PARTY SUBCONTRACTORS TO SORT, ASSEMBLE, TEST AND SHIP OUR PRODUCTS TO CUSTOMERS.

        We outsource portions of our planning, finish work and test functions for certain products, as well as our inventory management (shipping and receiving) function to subcontractors who are primarily located in The Philippines and Thailand. This reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages. Such risks could lead to delays in product deliveries, lost sales and increased costs which could harm our customer relationships and result in lower profitability.

INTERNATIONAL SALES COMPRISE A SIGNIFICANT PORTION OF OUR PRODUCT SALES, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

        For the fiscal quarter ended July 31, 2001, international sales comprised 62% of our product sales. Additionally, for fiscal 2001, 2000 and 1999, international sales accounted for approximately 60%, 61% and 45%, respectively, of our product sales. The lower percentage in international sales in 1999 was primarily attributable to the transition in Japan from Marubun Corporation, our former distributor which resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and our inability to compete with the low selling prices in certain Far East markets. In fiscal 2000, we were able to reenter certain Far East markets, contributing to the increased international sales. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

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

        The semiconductor industry is intensely competitive and has been characterized by rapid price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. Average selling prices in the semiconductor industry generally, and for our products in particular, have decreased significantly and rapidly over the life of each product. We expect that average selling prices for our existing products will decline rapidly in the future and that average selling prices for each new product will decline significantly over the life of the product. Declines in average selling prices for our products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease our overall gross margins, could cause a negative adjustment to the valuation of our inventories and could materially and adversely affect the our operating results.

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

        A relatively small number of customers have accounted for a significant portion of our net revenue in the past. For the quarter ended July 31, 2001, no single customer represented more than ten percent of our revenues. For the fiscal year ended April 30, 2001, shipments to Future Electronics, Inc. represented 14% of our revenues. For the year ended April 30, 2000, shipments to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., resellers located in Taiwan, each represented more than 10% of our revenues (13%, 12% and 11% respectively). During fiscal 1999, no customer represented more than 10% of our product revenue.

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

WE HAVE BEEN UNABLE TO FULFILL ALL OUR CUSTOMERS' ORDERS ACCORDING TO THE SCHEDULE ORIGINALLY REQUESTED DUE TO THE CONSTRAINTS IN OUR WAFER SUPPLY.

        Due to the constraints in our wafer supply, from time to time we have been unable to fulfill all our customers' orders according to the schedule originally requested. Although we are striving to increase our supply of wafers and communicate to our customers the scheduled delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may seek to cancel their outstanding orders. Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by us and our competitors, fluctuations in customer demand for our products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in recent fiscal years).

WE RELY UPON OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY AND MAY RECEIVE NOTICES FROM TIME TO TIME THAT ALLEGE WE HAVE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

        In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, we were served with a Complaint alleging that we are infringing the intellectual property rights of Xicor, Inc., a maker of nonvolatile memory products. We have answered the Complaint denying the allegations. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely effected by the cost of litigation of any such claim or resulting damage award. Please see Note 6 -"Contingencies" contained in Item 1 of this Report on Form 10-Q and "Item 3. Legal Proceedings" in our Report on Form 10-K for the fiscal year ended April 30, 2001 as filed with the SEC on July 26, 2001 for additional information.

OUR SECURITIES ARE TRADED IN A LIMITED MARKET.

        Our common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the NASDAQ stock exchange for continued listing. Our stock was traded on the Over-The-Counter Bulletin Board market until September 6, 2000 when we were re-listed on the NASDAQ SmallCap Market. The over-the-counter market was generally less visible to investors and therefore we were unable to meet the liquidity requirements of some major commercial, institutional and private investors thus limiting the market for our securities. We submitted a request on October 16, 2000 that our securities be listed on the National Market, but due to general market and other conditions, our stock closed below the $5.00 price per share which is required to qualify for National Market listing and NASDAQ closed the listing application. We intend to apply again for NASDAQ National Market listing if and when our shares trade for an extended period above the $5.00 level, but we are unable to ascertain the amount of time NASDAQ will take to consider such application, if NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on our part to adequately demonstrate and verify our qualifications.

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

WE MAY NOT CARRY ADEQUATE INSURANCE COVERAGE TO PROTECT OUR BUSINESS FROM CERTAIN TYPES OF LOSS.

        Although we carry general comprehensive liability insurance and other types of insurance coverages typical for most publicly-traded companies, the insurance coverage we retain may not cover the specific damages that we incur. For example, we do not carry earthquake insurance coverage and our commercial coverage does not include protection for lost profits. Consequently, our business may not be protected if we incur losses of a type for which we do not retain coverage. Additionally, disputes with our carriers regarding policy coverages might occur which could mean that we are unable to recover all of our damages in the event of a loss. Such occurrences could negatively affect our business, financial condition and results of operations.

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

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

        As our business grows, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent worldwide economic slowdown, and in the United States in particular, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2002 or for the entire year. These conditions would negatively affect our business, financial condition and results of operations.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND THE CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

        California has recently experienced an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state, with or without advance notice. If blackouts interrupt our power supply, we may be temporarily unable to operate. Any such interruption in our ability to continue operations could delay the development of our products. Future interruptions could damage our reputation, harm our ability to promote our products and could result in lost revenue, any of which could substantially harm our business and results of operations. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business, financial condition and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS.

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges, and establishes respective accounting standards for reporting changes in the fair value of the instruments. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133 on May 1, 2001, we were required to adjust hedging instruments to fair value in the balance sheet, and recognize the offsetting gain or loss as transition adjustments to be reported in net income or other comprehensive income, as appropriate, and presented in a manner similar to the cumulative effect of a change in accounting principle. The adoption of this statement did not have a significant effect on the results of our operations.

        In July 2001, FASB issued SFAS No. 141, "Business Conditions" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interest method of accounting is no longer allowed. SFAS No. 142 requires that goodwill and other intangible assets will no longer be amortized but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and early adoption is permitted for companies with a fiscal beginning after March 15, 2001. We expect that the adoption of SFAS No. 141 and 142 on May 1, 2002 will not have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

        Foreign Currency Exchange Rate Risk. The majority of our sales, cost of manufacturing and marketing are transacted in US dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by us to date.

                          PART II -- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on August 23, 2001, the following proposals were adopted by the margins indicated.

                                                                     NUMBER OF
                                                       VOTED           SHARES
PROPOSAL                                                FOR           WITHHELD
--------                                             ----------      ----------
1. To elect two Class III Directors to
serve for a three-year term expiring
upon the Annual Meeting of Stockholders
next following April 30, 2004, or until
such directors' respective successors
are duly elected and qualified
          Roland Duchatelet--Class III Director      10,576,333         495,224
           Lionel M. Allan--Class III Director       10,185,805         885,752


                                                       VOTED           VOTE
                                                        FOR           AGAINST           ABSTAIN
                                                     ----------      ----------        ---------
2. To ratify the appointment of
PricewaterhouseCoopers LLP as
independent accountants of the Company
for the fiscal year ending April 30, 2002            10,758,223          169,684         143,650

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

        None.

(b) REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed by Catalyst during the three months ended July 31, 2001.

                          CATALYST SEMICONDUCTOR, INC.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.


Date: September 14, 2001       By: /s/ Radu M. Vanco
                                   ---------------------------------------------
                                   Radu M. Vanco
                                   Chairman of the Board of Directors, President and Chief Executive Officer


Date: September 14, 2001       By: /s/ Thomas E. Gay III
                                   ---------------------------------------------
                                   Thomas E. Gay III
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer