Form 10-Q
period 2001-10-28
CATALYST SEMICONDUCTOR INC
filed 2001-12-12
CIK 899636

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

                    FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2001 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ________ TO ________ .

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

Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock as of November 30, 2001 was 17,645,702.

================================================================================

                          CATALYST SEMICONDUCTOR, INC.

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements........................................................  3
              Unaudited Condensed Consolidated Balance Sheets
                at October 31, 2001 and April 30, 2001....................................  3
              Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended October 31, 2001 and 2000.........................  4
              Unaudited Condensed Consolidated Statements of Cash Flows for the six
                month periods ended October 31, 2001 and 2000.............................  5
              Notes to Unaudited Condensed Consolidated Financial Statements..............  6
Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations....................................................  10
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.................  22

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...........................................  23

SIGNATURES...............................................................................  24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CATALYST SEMICONDUCTOR, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               OCTOBER 31,         APRIL 30,
                                                                  2001               2001
                                                               ----------          ---------
                             ASSETS
Current assets:
  Cash .............................................            $28,332            $30,534
  Accounts receivable, net .........................              8,345             10,811
  Inventories, net .................................              8,927              8,349
  Other assets .....................................                592                895
                                                                -------            -------
      Total current assets .........................             46,196             50,589

Property and equipment, net ........................              2,479              2,589
                                                                -------            -------
      Total assets .................................            $48,675            $53,178
                                                                =======            =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit ...................................            $    --            $ 2,025
  Accounts payable .................................              3,767              3,970
  Accounts payable--related parties ................                257                291
  Accrued expenses .................................              4,948              5,749
  Deferred gross profit on shipments to distributors              1,362              1,972
  Lease obligations ................................                 15                 58
                                                                -------            -------
      Total liabilities ............................             10,349             14,065

Stockholders' equity ...............................             38,326             39,113
                                                                -------            -------
      Total liabilities and stockholders' equity ...            $48,675            $53,178
                                                                =======            =======

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             --------------------------------        -------------------------------
                                              OCTOBER 31,         OCTOBER 31,        OCTOBER 31,         OCTOBER 31,
                                                 2001                2000               2001               2000
                                             ------------         -----------        -----------        ------------
Net revenues ......................            $  9,166             $31,834            $ 19,682             $57,275

Cost of revenues ..................               6,507              15,193              12,985              27,579
                                               --------             -------            --------             -------
Gross profit ......................               2,659              16,641               6,697              29,696

Research and development ..........                 985                 987               2,050               2,141
Selling, general and administrative               2,850               3,742               5,667               7,030
                                               --------             -------            --------             -------
Income (loss) from operations .....              (1,176)             11,912              (1,020)             20,525

Interest income, net ..............                 199                 161                 463                 191
                                               --------             -------            --------             -------
Income (loss) before income taxes .                (977)             12,073                (557)             20,716

Income tax provision ..............                  --               1,650                  49               2,100
                                               --------             -------            --------             -------
Net income (loss) .................            $   (977)            $10,423            $   (606)            $18,616
                                               ========             =======            ========             =======

Net income (loss) per share:
  Basic ...........................            $  (0.05)            $  0.63            $  (0.03)            $  1.14
                                               ========             =======            ========             =======
  Diluted .........................            $  (0.05)            $  0.50            $  (0.03)            $  0.90
                                               ========             =======            ========             =======

Weighted average common shares:
  Basic ...........................              17,815              16,525              17,735              16,344
                                               ========             =======            ========             =======
  Diluted .........................              17,815              20,786              17,735              20,671
                                               ========             =======            ========             =======

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                          -------------------------------
                                                                          OCTOBER 31,         OCTOBER 31,
                                                                             2001                2000
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................            $   (606)             $18,616
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation of property and equipment ..................                 525                  508
    Provision for doubtful accounts receivable ..............                 200                  214
    Provision for excess and obsolete inventory .............                 (63)                 865
    Changes in assets and liabilities:
      Accounts receivable ...................................               2,266               (6,336)
      Inventories ...........................................                (515)              (2,645)
      Other assets ..........................................                 303                  200
      Accounts payable (including related parties) ..........                (237)               1,927
      Accrued expenses ......................................                (760)               2,849
      Deferred gross profit on shipments to distributors ....                (610)               1,830
                                                                         --------             --------
         Net cash provided by operating activities ..........                 503               18,028
                                                                         --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash used for the acquisition of fixed assets .............                (415)              (1,001)
                                                                         --------             --------
         Cash used in investing activities ..................                (415)              (1,001)
                                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issuances ....................................                  40                  275
  Cash used to repurchase common stock ......................                (262)                  --
  Payment of line of credit .................................              (2,025)                  (3)
  Payment of long-term debt and capital lease obligations ...                 (43)                 (98)
                                                                         --------             --------
         Net cash provided by (used in) financing activities               (2,290)                 174
                                                                         --------             --------

Net increase (decrease) in cash and cash equivalents ........              (2,202)              17,201
Cash at beginning of the period .............................              30,534                6,205
                                                                         --------             --------
Cash at end of the period ...................................            $ 28,332             $ 23,406
                                                                         ========             ========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid .............................................            $     --             $     99
                                                                         ========             ========

  Income taxes paid .........................................            $     11             $    375
                                                                         ========             ========

SUPPLEMENTAL NON-CASH INFORMATION:
  Deferred compensation on exercised stock options ..........            $     41             $    244
                                                                         ========             ========

                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2001 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The consolidated statements include the accounts of the Company's wholly owned subsidiary, Nippon Catalyst KK, a sales organization in Japan. Certain prior period balances have been reclassified to conform to the current period presentation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001. The results of operations for the six month period ended October 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

     The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company's revenues and gross margins into fiscal 2001 through the quarter ended October 2000. However, during the one year period from November 2000 through October 2001, the market for the Company's products has become more competitive as a result of the increased availability of products when demand was decreasing. The Company could experience other such downward trends in product pricing in the future which could further adversely affect the Company's operating results.

     The Company's fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2001, the Company has not had any items of comprehensive income other than net income (loss).

NOTE 2 - NET INCOME (LOSS) PER SHARE:

     Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share is presented below:

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             --------------------------------        ------------------------------
                                              OCTOBER 31,         OCTOBER 31,        OCTOBER 31,         OCTOBER 31,
                                                2001                 2000               2001               2000
                                             ------------         -----------        -----------        -----------
Net income (loss) ..........................     $  (977)            $10,423            $   (606)            $18,616
                                                 =======             =======            ========             =======
Shares calculation:
  Weighted average shares outstanding--basic      17,815              16,525              17,735              16,344

Effect of dilutive securities:
  Stock options ............................          --               4,261                  --               4,327
                                                 -------             -------            --------             -------
Weighted average shares outstanding--diluted      17,815              20,786              17,735              20,671
                                                 =======             =======            ========             =======
Net income (loss) per share:

  Basic ....................................     $ (0.05)              $0.63            $  (0.03)            $  1.14
                                                 =======             =======            ========             =======
  Diluted ..................................     $ (0.05)              $0.50            $  (0.03)            $  0.90
                                                 =======             =======            ========             =======


     Options to purchase 6,186,000 shares of common stock at prices from $0.11 to $9.50 per share outstanding during the quarter ended October 31, 2001 and options to purchase 30,000 shares of common stock at $9.50 per share outstanding during the quarter ended October 31, 2000 were not included in the computation of diluted income (loss) per share because the inclusion of such options would have been antidilutive.

     Options to purchase 6,186,000 shares of common stock at prices from $0.11 to $9.50 per share outstanding during the six month period ended October 31, 2000 and options to purchase 30,000 shares of common stock at $9.50 per share outstanding during the six month period ended October 31, 1999 were not included in the computation of diluted income (loss) per share because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                    OCTOBER 31,   APRIL 30,
                                                                       2001         2001
                                                                   ------------  ----------
Accounts receivable:
  Accounts receivable..............................................  $  9,295   $  11,561
  Less: Allowance for doubtful accounts............................      (950)       (750)
                                                                     ---------   --------
                                                                     $  8,345    $ 10,811
                                                                     =========   ========

Inventories:
  Work-in-process..................................................  $  6,493    $  6,113
  Finished goods...................................................     2,434       2,236
                                                                     --------    --------
                                                                     $  8,927    $  8,349
                                                                     ========    ========

Property and equipment:
  Engineering and test equipment...................................  $  9,992    $  9,658
  Computer hardware and software...................................     3,649       3,597
  Furniture and office equipment...................................     1,373       1,344
                                                                     --------    --------
                                                                       15,014      14,599
  Less: accumulated depreciation and amortization..................   (12,535)    (12,010)
                                                                     --------    --------
                                                                     $  2,479    $  2,589
                                                                     ========    ========

Accrued expenses:
  Accrued income taxes.............................................  $  2,071    $  2,083
  Accrued employee compensation....................................     1,303       1,612
  Other............................................................     1,574       2,054
                                                                     --------    ---------
                                                                     $  4,948    $  5,749
                                                                     ========    =========

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

NOTE 5 - 1998 SPECIAL EQUITY INCENTIVE PLAN:

     In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.26 per share. As a result, an aggregate of $517,000 of compensation expense will be recognized over the four year vesting period of the options, $55,000 of which was recognized during the six month period ended October 31, 2001. An aggregate of $368,000 of such expense has been recognized through October 31, 2001 and $149,000 remains to be recognized in future periods.

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

     In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology relating to their I2C bus technology. The Company has received a communication from Philips suggesting that royalties may be due and owing on past sales of certain products. The Company is currently investigating this claim.

     In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

NOTE 7 - RELATED PARTY TRANSACTIONS:

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 31.2% of the outstanding shares of the Company. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company's principal wafer fab since 1985. During the six months ended October 31, 2001, the Company's purchases from Xfab totaled $554,000. As of October 31, 2001, the total amount owed Xfab was $76,000. Mr. Roland Duchatelet, the Chairman and CEO of Elex NV, serves as a member of the Company's Board of Directors.

     The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. As of October 31, 2001, Essex employed the equivalent of approximately 11 full-time engineers to perform the services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company, Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. During the six months ended October 31, 2001 the Company recorded $381,000 of engineering fees from Lxi for engineering design services. As of October 31, 2001 the total amount owed to Lxi was $181,000.

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

     Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of our business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000 and the first half of fiscal 2001, we reduced our manufacturing costs, increased the efficiency of our manufacturing operations and the selling prices for certain of our products increased, contributing to increased gross margin percentages. During the second half of fiscal 2001 and the first half of fiscal 2002, we experienced cancellations of orders by our customers, increased supplies of competitive products and decreasing revenues. Although cancellations have diminished from the rate experienced in the last two quarters of fiscal 2001, the results for the six months ended October 31, 2001 reflect the continuing competitive pressures on our revenues, gross margins and net profits. We could experience increases in our manufacturing costs and further downward trends in product pricing in the future which could adversely affect our operating results.

RESULTS OF OPERATIONS

     Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues decreased 71% to $9.2 million for the quarter ended October 31, 2001 from $31.8 million for the quarter ended October 31, 2000. The decrease is primarily attributable to a decrease in the average selling prices of our products and increased sales of our lower priced products. In comparison to our previous fiscal quarter, total revenues decreased 12% to $9.2 million for the quarter ended October 31, 2001 from $10.5 million for the quarter ended July 31, 2001. The decrease is primarily attributable to a decrease in the average selling prices of our products. For the six months ended October 31, 2001, total revenues decreased 66% to $19.7 million from $57.3 million for the six months ended October 31, 2000. The decrease is primarily attributable to a decrease in the number of units shipped and, to a lesser degree, to a decrease in the average selling price of our products. For the six months ended October 31, 2001, approximately 66% of our net product shipments were to international customers compared with 60% of net product shipments during fiscal 2001. All sales of our products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit. Gross profit for the quarter ended October 31, 2001 was $2.7 million, or 29% of revenues, compared to a gross profit of $16.7 million, or 53% of revenues, for the quarter ended October 31, 2000, a decrease of 84%. The decrease in gross profit percentage is primarily due to decreased selling prices in the market for our products. In comparison to our previous fiscal quarter, gross profits decreased $1.3 million to $2.7 million, or 29% of revenues, for the quarter ended October 31, 2001 from $4.0 million, or 38% of revenues, for the quarter ended July 31, 2001. The decrease is primarily attributable to a decrease in the average selling prices for our products. For the six months ended October 31, 2001, gross profits of $6.7 million, or 34% of revenues decreased by 77% from $29.7 million or 52% of revenues for the six months ended October 31, 2000. The decrease is primarily attributable to deteriorating market conditions for our products reflected by decreased average selling prices and decreased unit shipments. During fiscal 2001, we paid $10.0 million to our principal wafer supplier, Oki, to obtain increased wafer supplies. Such payments were added to the cost of the inventory acquired during that period and included in the cost of sales as the inventory is sold. As of April 30, 2001, our inventory valuation included a portion of such costs to be charged to cost of sales as the relevant inventory is sold. During the quarters ended October 31 and July 31, 2001, we had a lower gross profit attributable to our shipments of the more expensive wafers purchased under the Oki agreement. Our remaining inventory of the more expensive products has been charged to cost of sales and is no longer included in our inventory valuation. It is our policy to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balance sheet date, generally within the ensuing twelve months. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses are not material to us and the majority are paid within 30 days, minimizing the effects of currency fluctuations.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, charges from outside providers of engineering services including the related party LXI, technical and support personnel, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses were unchanged at $1.0 million, or 11% of revenues, for the quarter ended October 31, 2001, from $1.0 million, or 3% of revenues for the quarter ended October 31, 2000. In comparison to our previous fiscal quarter, R&D expenses of $1.0 million or 11% of revenues, for the quarter ended October 31, 2001 decreased $0.1 million from $1.1 million or 10% of revenues for the quarter ended July 31, 2001. For the six months ended October 31, 2001, R&D expenses were unchanged at $2.1 million, or 11% of revenues, compared to $2.1 million, or 4% of revenues for the six months ended October 31, 2000.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses decreased by 22% to $2.9 million, or 32% of revenues, for the quarter ended October 31, 2001, from $3.7 million, or 12% of revenues, for the quarter ended October 31, 2000. The decrease from last year is primarily attributable to decreased expenses for sales and administrative personnel and decreased commission expenses to outside manufacturers' representatives. In comparison to our previous fiscal quarter, SG&A expenses of $2.9 million for the quarter ended October 31, 2001 increased 4% from $2.8 million, or 27% of revenues for the quarter ended July 31, 2001. The increase in SG&A expenses from the previous quarter is primarily attributable to an increase in the provision for bad debt. For the six months ended October 31, 2001, SG&A expenses decreased by 21% to $5.7 million, or 29% of revenues, from $7.0 million, or 12% of revenues, for the six months ended October 31, 2000. The decrease from the previous year is primarily attributable to decreased commission expenses to outside manufacturers' representatives and decreased expenses for sales and administrative personnel.

     Net Interest Income/Expense. Net interest income was $199,000 for the quarter ended October 31, 2001, compared to net interest income of $161,000 for the quarter ended October 31, 2000. The increase from a year ago is primarily related to the interest earned on our increased cash balance and decreased average outstanding borrowings. In comparison to our previous fiscal quarter, net interest income was $199,000 for the quarter ended October 31, 2001, compared to net interest income of $264,000 for the quarter ended July 31, 2001. The decrease from the previous quarter is primarily related to the decrease in the interest rate earned on our cash balance. For the six months ended October 31, 2001, our net interest income was $463,000, an increase from $191,000 for the six months ended October 31, 2000. The increase from the previous year is primarily due the interest earned on our increased cash balance and decreased average outstanding borrowings.

     Income Tax Provision. We recorded a provision for income taxes of zero for the quarter ended October 31, 2001, compared to a provision of $1,650,000 or 14% of net income before taxes for the quarter ended October 31, 2000. The decrease is due to the loss that occurred during the quarter ended October 31, 2001. We have recorded a provision of $49,000 for the six months ended October 31, 2001 compared to a provision of $2,100,000 or 10% of net income before taxes for the six months ended October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $503,000 for the six months ended October 31, 2001, which was due primarily to net loss of $606,000, adjusted for depreciation and amortization of $525,000, an addition to the provision for doubtful accounts of $200,000, reduction in the provision for excess and obsolete inventory of $63,000 and a decrease in accounts payable and other liabilities of $997,000 related to decreased sales and manufacturing activity, a decrease in net accounts receivable of $2,266,000 and an increase in inventories of

$1,113,000 which were also related to the decrease in production and sales activity. For the six month period ended October 31, 2000, net cash of $18.0 million was provided by operations, principally by net income of $18.6 million, adjusted for depreciation and amortization of $508,000, an addition to the provision for doubtful accounts of $214,000, a provision for excess and obsolete inventory of $0.9 million plus $1.9 million from the increase in accounts payable due to the increasing manufacturing activity and $2.8 million from the increase in accrued expenses and $1.8 million from the increase in deferred gross profit on shipments to distributors. Such increase was partially offset by $6.3 million used by the increase in accounts receivable due to the increased sales activity and $2.6 million used for the increase in inventory.

     Our investing activities used $415,000 during the six months ended October 31, 2001 and were related primarily to the acquisition of equipment for manufacturing activities. Cash used in investing activities for the six months ended October 31, 2000 was $1,001,000 which was primarily related to the purchase of equipment for manufacturing activities.

     Financing activities used $2.3 million during the six months ended October 31, 2001, consisting primarily of $2,025,000 for the payoff of our bank credit line and $262,000 for the repurchase of our common stock. During the six months ended October 31, 2000, the cash provided by financing activities was $174,000, principally from the proceeds of stock option exercises.

     In September 2001 we announced our intent to implement a stock repurchase program. As a result of this repurchase program, during the quarter ended October 31, 2001, we repurchased 130,000 shares of our common stock at a cost of $262,000. Stock repurchased at fair market value at the date of each transaction was accounted for at cost.

     On June 30, 2001, we paid off the $2.0 million balance due on the line of credit with our bank and ended the agreement. As of October 31, 2001, we had accounts payable to various creditors in the amount of approximately $4.0 million. This amount is comprised of approximately $3.0 million for wafers and inventory processing and approximately $1.0 million for other goods and services.

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

CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO MANY FACTORS AND ARE DIFFICULT TO FORECAST.

     Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

-    fluctuations in customer demand for our products,

-

- volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in the two quarters ended October 31, 2001, the two quarters ended April 30, 2001, and during the fiscal years April 30, 1999 and 1998),

- the timing of new product introductions and significant orders of our products,

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

     Our quarterly revenue and operating results are difficult to forecast due to the previously described factors. We base our expense levels, in significant part, on our expectations as to future revenue and our expenses are therefore relatively fixed in the short term. If our expected revenue levels fall below our forecasts, as has occurred during the most recent four fiscal quarters and during fiscal years ended April 30, 1999 and 1998, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses vary with our revenue.

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

     For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998 and throughout calendar year 1999 and incurred substantial losses during that period. During fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins into fiscal 2001 through the quarter ended October 2000. During each of the fiscal quarters ended January 2001, April 2001, July 2001 and October 2001, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Thus we anticipate continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our 1998 and 1999 operating results.

     Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. The improved market conditions we experienced in calendar year 1999 and the first ten months of calendar year 2000 have declined significantly. During the latter half of the fiscal year ended April 30, 2001 and in the first half of fiscal 2002, we experienced decreases in orders from customers and found that lower selling prices were necessary to remain competitive in the market. During the last two months of calendar 2000 and the first ten months of calendar 2001, we experienced decreases in the number of units sold and the unit selling prices, which we believe to be indicative of a downturn in our industry. We expect that trend to continue further into fiscal 2002. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers' products.

OUR QUARTERLY OPERATING RESULTS ARE VARIABLE.

     Our operating results vary from quarter to quarter. For example, our operating results for the fiscal quarter ended October 31, 2001 would have resulted in a loss of $1.3 million instead of a loss of $1.0 million if they had not included $0.3 million profit from the sale of inventory previously reserved. Additionally, our operating results for the fiscal year ended April 30, 2001 would have resulted in a profit before taxes of $27.0 million instead of a profit of $29.9 million if they had not included $2.9 million profit from the sale of inventory previously reserved and our operating results for fiscal 1999 would have resulted in a loss of $1.5 million instead of a profit of $0.2 million if they had not included $1.7 million of credits received from vendors as a result of various negotiations. Further, our operating results in fiscal 1998 resulted in losses of $18.9 million. We experienced significant negative cash flow from operations during fiscal 1998 through most of fiscal 1999. We may not be able to generate revenue growth and any revenue growth that is achieved may not be sustained. Our business, results of operations and financial condition would be materially adversely affected if operating expenses increase and are not subsequently followed by increased revenues.

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

- reduced control over delivery schedules, manufacturing yields and costs, and

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

     On September 6, 2000, we announced an agreement with Oki that resulted in a significant increase in foundry capacity available to us for the one year period that commenced in September 2000 in return for two payments totaling $10.0 million. These payments were added to the cost of inventories purchased during the ten month period ended March 2001 and were reflected in our cost of sales as the associated inventory was sold. As of April 30, 2001, our inventory valuation included a portion of such costs to be charged to cost of sales as the relevant inventory is sold. During the quarters ended July 31 and October 31, 2001, we had a lower gross profit caused by our shipments of the more expensive wafers purchased under the Oki agreement. The remaining inventory of the more expensive products has now been included in our cost of sales in the quarter ended October 31, 2001.

     To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at that foundry's facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 31.2% shareholder of Catalyst. The addition of Xfab as a second foundry source has enabled us to reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, Oki may not continue to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for us could take many months, or longer, and be subject to other factors described below. Our business, financial condition and results of operations could be materially adversely affected by:

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


WE HAVE INCURRED SIGNIFICANT LOSSES OR EXPERIENCED SIGNIFICANT NEGATIVE CASH FLOW FROM OPERATIONS DURING SEVERAL RECENT FISCAL YEARS.

     We have incurred significant losses or experienced significant negative cash flow from operations during several recent years. Such negative cash flow during fiscal 1999 and 1998 significantly reduced our available capital. During fiscal 1999, we successfully took steps to address and/or resolve issues relating to our poor cash flow position. During the quarter ended October 31, 2001, we incurred a loss of $977,000 and cash on hand decreased by $142,000. Although as of October 31, 2001, we had cash on hand of $28.3 million, we may not continue to generate sufficient revenue and profits to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow and we continue to monitor expenses and to conserve our available cash. Furthermore, to the extent we suffer any adverse effects to our revenues or margins because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

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

-    incurring the time and expense to develop alternative foundry sources,

- experiencing substandard yield during the initial developmental stages of a new process,

- inability to receive sufficient quantities of wafers at favorable prices on a timely basis, especially in periods of increased demand,

- material disruptions in the supply of wafers as a result of low manufacturing yield or other manufacturing problems, and

-    production transition delays.

Our ability to generate future revenues may be adversely affected by such delays and reductions that result in the cancellation of customer orders. Thus, any of the following events could delay shipments, result in the loss of customers and have a material adverse effect on our business and operating results:

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

     The semiconductor industry is intensely competitive and has been characterized by rapid price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. Average selling prices in the semiconductor industry generally, and for our products in particular, have decreased significantly and rapidly over the life of each product. We expect that average selling prices for our existing products will decline rapidly in the future and that average selling prices for each new product will decline significantly over the life of the product. Declines in average selling prices for our products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease our overall gross margins, could cause a negative adjustment to the valuation of our inventories and could materially and adversely affect our operating results.

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

     For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices of our products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. Inventory reserve adjustments in fiscal 2001 totaled $4.7 million which were offset by the release of $2.0 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001. For the six months ended October 2001, we reserved inventory of $0.3 million which was offset by the release of $0.3 million of inventory reserves taken in previous periods relating to products that were sold during the quarter.

     In addition, in fiscal 1998 and to some extent during fiscal 2001, our ability to forecast future demand and selling prices diminished. It is our policy to fully reserve all inventory that we do not expect to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing twelve months. As a result of a reductions in estimated demand for our products, we have provided additional reserves for excess quantities and obsolescence for certain products, primarily our Flash and EEPROM products. In fiscal 1998, the rapid erosion of selling prices also left us with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

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

     To supplement our limited engineering staff dedicated to product research and development activities, we utilize the services of various outside semiconductor design services. The most significant is an arrangement since 1995 to obtain engineering services from Lxi Corporation (Lxi) of which our officers Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively. Lxi provides these services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The aggregate number of hours of engineering services provided to us varies by quarter. As of October 31, 2001, Essex employed the equivalent of approximately 11 full-time engineers to perform services relating to key development projects including development, design, layout and test program development services. Lxi may not continue to supply a sufficient number of engineers to fulfill our requirements for outsourced engineering services and we may not be able to procure engineering services from an additional source in a timely manner. Our business, financial condition and results of operations could be materially adversely affected by the loss of Lxi as a supplier of outsourced engineering services and, to a lesser extent, the loss of our other providers of outsourced engineering services, our inability to obtain a comparable new supplier of such services, or any other circumstances causing a significant interruption in our supply of engineering resources.

WE RELY ON THIRD-PARTY SUBCONTRACTORS TO SORT, ASSEMBLE, TEST AND SHIP OUR PRODUCTS TO CUSTOMERS.

     We outsource portions of our planning, finish work and test functions for certain products, as well as our inventory management (shipping and receiving) function to subcontractors who are primarily located in Thailand and The Philippines. This reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages. Such risks could lead to delays in product deliveries, lost sales and increased costs which could harm our customer relationships and result in lower profitability.

INTERNATIONAL SALES COMPRISE A SIGNIFICANT PORTION OF OUR PRODUCT SALES, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

     For the six months ended October 31, 2001, international sales comprised 66% of our product sales. Additionally, for fiscal 2001, 2000 and 1999, international sales accounted for approximately 60%, 61% and 45%, respectively, of our product sales. The lower percentage in international sales in 1999 was primarily attributable to the transition in Japan from Marubun Corporation, our former distributor which resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and our inability to compete with the low selling prices in certain Far East markets. In fiscal 2000, we were able to reenter certain Far East markets, contributing to the increased international sales. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

-    fluctuations in exchange rates,

-    imposition of government controls,

-    political and financial instability,

-    trade restrictions,

-    changes in regulatory requirements,

-    difficulties in staffing international operations and

-    longer payment cycles.

All sales are invoiced and paid in dollars, reducing our direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services, and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of our purchases are in US dollars, minimizing any direct currency fluctuation risk. In addition, our business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

A RELATIVELY SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR NET REVENUE IN THE PAST AND THE LOSS OF ONE OR MORE OF OUR CURRENT CUSTOMERS, ADDITIONAL VOLUME PRICING ARRANGEMENTS OR AN EARLY TERMINATION OR DELAY IN SHIPMENTS CAN AFFECT OUR RESULTS ADVERSELY.

     A relatively small number of customers have accounted for a significant portion of our net revenue in the past. For the six months ended October 31, 2001, no single customer represented more than ten percent of our revenues. For the fiscal year ended April 30, 2001, shipments to Future Electronics, Inc., a world wide distributor, represented 14% of our revenues. For the year ended April 30, 2000, shipments to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan, each represented more than 10% of our revenues (13%, 12% and 11% respectively). During fiscal 1999, no customer represented more than 10% of our product revenue.

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

     Our business, operating results and financial condition could be materially adversely affected by the loss of one or more of our current customers, additional volume pricing arrangements, an early termination or delay in shipments by one of our major customers.

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

     In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, we were served with a Complaint alleging that we are infringing the intellectual property rights of Xicor, Inc., a maker of nonvolatile memory products. We have answered the Complaint denying the allegations. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award. Please see Note 6 - "Contingencies" contained in Item 1 of this Report on Form 10-Q and "Item 3. Legal Proceedings" in our Report on Form 10-K for the fiscal year ended April 30, 2001 as filed with the SEC on July 26, 2001 for additional information.

OUR SECURITIES ARE TRADED IN A LIMITED MARKET.

     Our common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the NASDAQ stock exchange for continued listing. Our stock was traded on the Over-The-Counter Bulletin Board market until September 6, 2000 when we were re-listed on the NASDAQ SmallCap Market. The over-the-counter market was generally less visible to investors and therefore we were unable to meet the liquidity requirements of some major commercial, institutional and private investors thus limiting the market for our securities. We submitted a request on October 16, 2000 that our securities be listed on the National Market, but due to general market and other conditions, our stock closed below the $5.00 price per share which is required to qualify for National Market listing and NASDAQ closed the listing application. We intend to reapply for NASDAQ National Market listing if and when our shares trade for an extended period above the $5.00 level, but we are unable to ascertain the amount of time NASDAQ will take to consider such application, if NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on our part to adequately demonstrate and verify our qualifications.

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

     Our ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees, and the continued ability to attract and retain additional highly qualified personnel. Competition for such personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain such personnel or attract other highly qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain any such highly qualified personnel.

WE DEPEND ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS TO DISTRIBUTE OUR PRODUCTS.

     We market and distribute our products primarily through manufacturers' representatives and independent distributors. Our distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. Our operating results could be materially adversely affected by the loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of our products offered by such distributors or to carry the product lines of our competitors.

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

RECENTLY ISSUED ACCOUNTING STANDARDS.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interest method of accounting is no longer allowed. SFAS No. 142 requires that goodwill and other intangible assets will no longer be amortized but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and early adoption is permitted for companies with a fiscal beginning after March 15, 2001. We expect that the adoption of SFAS Nos. 141 and 142 on May 1, 2002 will not have a material effect on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which is effective January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and expands the scope of discontinued operations to include more disposal transaction. We expect that the adoptions of SFAS No. 144 will not have a material effect on our financial statements.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          4.4 Amendment to Rights Agreement among Catalyst Semiconductor, Inc., Bank Boston N.A. and EquiServe Trust Company, N.A. dated as of September 27, 2001.

     (b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by Catalyst during the three months ended October 31, 2001.

                          CATALYST SEMICONDUCTOR, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.

Date: December 12, 2001                By: /s/ Radu M. Vanco
                                           ------------------------------------
                                           Radu M. Vanco
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer


Date: December 12, 2001                By: /s/ Thomas E. Gay III
                                           -------------------------------------
                                           Thomas E. Gay III
                                           Vice President of Finance and
                                           Administration and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  4.4         Amendment to Rights Agreement