Form 10-Q
period 2002-01-27
CATALYST SEMICONDUCTOR INC
filed 2002-03-05
CIK 899636

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

               FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares outstanding of the Registrant's Common Stock as of February 28, 2002 was 17,662,330.

================================================================================

                          CATALYST SEMICONDUCTOR, INC.

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements
             Unaudited Condensed Consolidated Balance Sheets
               at January 31, 2002 and April 30, 2001.............................................    3
             Unaudited Condensed Consolidated Statements of Operations for the three and nine
               month periods ended January 31, 2002 and 2001......................................    4
             Unaudited Condensed Consolidated Statements of Cash Flows for the nine
               month periods ended January 31, 2002 and 2001......................................    5
             Notes to Unaudited Condensed Consolidated Financial Statements.......................    6
Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................   10
Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................   23

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.....................................................   24

SIGNATURES........................................................................................   25

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                          CATALYST SEMICONDUCTOR, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JANUARY 31,   APRIL 30,
                                                                   2002         2001
                                                                -----------   ---------
                         ASSETS

Current assets:
   Cash and cash equivalents ...............................      $29,019      $30,534
   Accounts receivable, net ................................        7,944       10,811
   Inventories, net ........................................        9,381        8,349
   Other assets ............................................          568          895
                                                                  -------      -------
        Total current assets ...............................       46,912       50,589

Property and equipment, net ................................        2,243        2,589
                                                                  -------      -------
        Total assets .......................................      $49,155      $53,178
                                                                  =======      =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit ..........................................      $    --      $ 2,025
   Accounts payable ........................................        4,035        3,970
   Accounts payable--related parties .......................          104          291
   Accrued expenses ........................................        5,128        5,749
   Deferred gross profit on shipments to distributors ......        1,544        1,972
   Lease obligations .......................................           --           58
                                                                  -------      -------
        Total liabilities ..................................       10,811       14,065

Stockholders' equity .......................................       38,344       39,113
                                                                  -------      -------
        Total liabilities and stockholders' equity .........      $49,155      $53,178
                                                                  =======      =======


         See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                             -------------------------   --------------------------
                                             JANUARY 31,   JANUARY 31,   JANUARY 31,    JANUARY 31,
                                                2002          2001          2002           2001
                                             -----------   -----------   -----------    -----------
Net revenues ...........................      $ 10,654      $ 23,579      $ 30,336       $ 80,854

Cost of revenues .......................         6,892        12,543        19,877         40,122
                                              --------      --------      --------       --------
Gross profit ...........................         3,762        11,036        10,459         40,732

Research and development ...............         1,140         1,182         3,190          3,323
Selling, general and administrative ....         2,584         2,766         8,251          9,796
                                              --------      --------      --------       --------
Income (loss) from operations ..........            38         7,088          (982)        27,613

Interest income, net ...................           126           293           589            484
                                              --------      --------      --------       --------
Income (loss) before income taxes ......           164         7,381          (393)        28,097

Income tax provision ...................            --           370            49          2,470
                                              --------      --------      --------       --------
Net income (loss) ......................      $    164      $  7,011      $   (442)      $ 25,627
                                              ========      ========      ========       ========

Net income (loss) per share:
   Basic ...............................      $   0.01      $   0.41      $  (0.02)      $   1.55
                                              ========      ========      ========       ========
   Diluted .............................      $   0.01      $   0.35      $  (0.02)      $   1.25
                                              ========      ========      ========       ========

Weighted average common shares:
   Basic ...............................        17,669        16,950        17,704         16,546
                                              ========      ========      ========       ========
   Diluted .............................        20,477        20,204        17,704         20,517
                                              ========      ========      ========       ========


         See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                          --------------------------
                                                                                          JANUARY 31,    JANUARY 31,
                                                                                             2002           2001
                                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................................      $   (442)      $ 25,627
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation of property and equipment .........................................           767            765
     Provision for doubtful accounts receivable .....................................           200            214
     Provision for excess and obsolete inventory, net ...............................           (12)         1,084
     Changes in assets and liabilities:
        Accounts receivable .........................................................         2,667         (3,755)
        Inventories .................................................................        (1,020)        (5,460)
        Other assets ................................................................           327            346
        Accounts payable (including related parties) ................................          (122)         2,880
        Accrued expenses ............................................................          (596)         3,824
        Deferred gross profit on shipments to distributors ..........................          (428)         1,904
                                                                                           --------       --------
            Net cash provided by operating activities ...............................         1,341         27,429
                                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used for the acquisition of fixed assets ....................................          (421)        (1,260)
                                                                                           --------       --------
            Cash used in investing activities .......................................          (421)        (1,260)
                                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issuances ...........................................................            65            407
   Cash used to repurchase common stock .............................................          (417)            --
   Payment of line of credit ........................................................        (2,025)            (3)
   Payment of long-term debt and capital lease obligations ..........................           (58)          (150)
                                                                                           --------       --------
            Net cash provided by (used in) financing activities .....................        (2,435)           254
                                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents ................................        (1,515)        26,423
Cash and cash equivalents at beginning of the period ................................        30,534          6,205
                                                                                           --------       --------
Cash and cash equivalents at end of the period ......................................      $ 29,019       $ 32,628
                                                                                           ========       ========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid ....................................................................      $     29       $    290
                                                                                           ========       ========

   Income taxes paid ................................................................      $     18       $    755
                                                                                           ========       ========

SUPPLEMENTAL NON-CASH INFORMATION:
   Deferred compensation on exercised stock options .................................      $     25       $    291
                                                                                           ========       ========


         See accompanying notes to the unaudited condensed consolidated financial statements.

                          CATALYST SEMICONDUCTOR, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

       In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2001 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The consolidated statements include the accounts of the Company's wholly owned subsidiary, Nippon Catalyst KK, a sales organization in Japan. Certain prior period balances have been reclassified to conform to the current period presentation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001. The results of operations for the nine month period ended January 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending April 30, 2002 or any other future period.

       The Company's business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst's business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company's revenues and gross margins into fiscal 2001 through the quarter ended October 2000. However, during the period from November 2000 through January 2002, the market for the Company's products has become more competitive as a result of the increased availability of products when demand was decreasing. The Company could experience other such downward trends in product pricing in the future which could further adversely affect the Company's operating results.

       The Company's fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31.

       Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through January 31, 2002, the Company has not had any items of comprehensive income other than net income (loss).

NOTE 2 -- NET INCOME (LOSS) PER SHARE:

       Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

       A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share is presented below:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      -------------------------   -------------------------
                                                      JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                                         2002          2001          2002          2001
                                                      -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) ................................      $   164      $ 7,011        $ (442)      $25,627
                                                        =======      =======        ======       =======
Shares calculation:
   Weighted average shares outstanding--basic ....       17,669       16,950        17,704        16,546

Effect of dilutive securities:
   Stock options .................................        2,808        3,254            --         3,971
                                                        -------      -------        ------       -------
Weighted average shares outstanding--diluted .....       20,477       20,204        17,704        20,517
                                                        =======      =======        ======       =======
Net income (loss) per share:
   Basic .........................................      $  0.01      $  0.41        $(0.02)      $  1.55
                                                        =======      =======        ======       =======
   Diluted .......................................      $  0.01      $  0.35        $(0.02)      $  1.25
                                                        =======      =======        ======       =======


       Options to purchase 1,722,000 shares of common stock at prices from $4.07 to $9.50 per share outstanding during the quarter ended January 31, 2002 and options to purchase 1,216,999 shares of common stock at prices from $6.06 to $9.50 per share outstanding during the quarter ended January 31, 2001 were not included in the computation of diluted income (loss) per share because the inclusion of such options would have been antidilutive.

       Options to purchase 6,021,000 shares of common stock at prices from $0.11 to $9.50 per share outstanding during the nine month period ended January 31, 2002 and options to purchase 152,500 shares of common stock at prices from $7.88 to $9.50 per share outstanding during the nine month period ended January 31, 2001 were not included in the computation of diluted income (loss) per share because the inclusion of such options would have been antidilutive.

NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              JANUARY 31,     APRIL 30,
                                                                 2002           2001
                                                              -----------     ---------
Accounts receivable:
   Accounts receivable ..................................      $  8,894       $ 11,561
   Less: Allowance for doubtful accounts ................          (950)          (750)
                                                               --------       --------
                                                               $  7,944       $ 10,811
                                                               ========       ========

Inventories:
   Work-in-process ......................................      $  6,197       $  6,113
   Finished goods .......................................         3,184          2,236
                                                               --------       --------
                                                               $  9,381       $  8,349
                                                               ========       ========

Property and equipment:
   Engineering and test equipment .......................      $  9,998       $  9,658
   Computer hardware and software .......................         3,649          3,597
   Furniture and office equipment .......................         1,373          1,344
                                                               --------       --------
                                                                 15,020         14,599
   Less: accumulated depreciation and amortization ......       (12,777)       (12,010)
                                                               --------       --------
                                                               $  2,243       $  2,589
                                                               ========       ========

Accrued expenses:
   Accrued income taxes .................................      $  2,065       $  2,083
   Accrued employee compensation ........................         1,553          1,612
   Other ................................................         1,510          2,054
                                                               --------       --------
                                                               $  5,128       $  5,749
                                                               ========       ========

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

NOTE 5 - 1998 SPECIAL EQUITY INCENTIVE PLAN:

       In December 1998, the Company adopted an additional stock option plan entitled the Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.33 per share. As a result, an aggregate of $517,000 of compensation expense will be recognized over the four year vesting period of the options, $28,000 of which was recognized during the three month period ended January 31, 2002. An aggregate of $416,000 of such expense has been recognized through January 31, 2002 and $101,000 remains to be recognized in future periods.

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

       In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology relating to their I2C bus technology. The Company has received a communication from Philips suggesting that royalties may be due and owing on past sales of certain products. The Company continues to investigate this claim.

       In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given as to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

NOTE 7 - RELATED PARTY TRANSACTIONS:

       During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 31.1% of the outstanding shares of the Company as of February 28, 2002. Mr. Roland Duchatelet, the Chairman and CEO of Elex NV, serves as a member of the Company's Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company's principal wafer fab since 1985. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design, the purchase order calls for monthly deliveries over a one year period at a set price for each wafer delivered. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the nine months ended

January 31, 2002, the Company's purchases from Xfab totaled $769,000. As of January 31, 2002, the total amount owed Xfab was $36,000.

       The Company has had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Officers of the Company, Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. During the month of January 2002, Essex employed the equivalent of approximately 14 full-time engineers to perform the services on behalf of the Company. These services relate to key development projects of the Company including development, design, layout and test program development services. The hourly billing rate for these services have been proposed by the management of Lxi and are reviewed and approved by all members of the Catalyst Board of Directors except Mr. Vanco. The rates charged are compared to the estimated cost of maintaining a similar workforce in Sunnyvale, California and to the rates periodically quoted by other offshore providers of comparable engineering services. The Company does not have any contractual commitment to obtain these services from Lxi, nor does Lxi have any obligation to provide these services to us. During the nine months ended January 31, 2002 the Company recorded $627,000 of engineering fees from Lxi for engineering design services. As of January 31, 2002 the total amount owed to Lxi was $68,000.

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

       Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity, and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of our business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000 and the first half of fiscal 2001, we reduced our manufacturing costs, increased the efficiency of our manufacturing operations and the selling prices for certain of our products increased, contributing to increased gross margin percentages. During the second half of fiscal 2001 and the first nine months of fiscal 2002, we experienced cancellations of orders by our customers, increased supplies of competitive products and decreasing revenues. Although cancellations have diminished from the rate experienced in the last two quarters of fiscal 2001, the results for the nine months ended January 31, 2002 reflect the continuing competitive pressures on our revenues, gross margins and net profits. We could experience increases in our manufacturing costs and further downward trends in product pricing in the future which could adversely affect our operating results.

RESULTS OF OPERATIONS

       Revenues. Total revenues consist primarily of net product sales. A substantial portion of net product sales has been made through independent distributors. Revenues from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, are recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues decreased 55% to $10.7 million for the quarter ended January 31, 2002 from $23.6 million for the quarter ended January 31, 2001. The decrease is primarily attributable to a decrease in the average selling prices of our products and increased sales of our lower priced products. In comparison to our previous fiscal quarter, total revenues increased 16% to $10.7 million for the quarter ended January 31, 2002 from $9.2 million for the quarter ended October 31, 2001. The increase is primarily attributable to an increase in the number of units shipped. For the nine months ended January 31, 2002, total revenues decreased 63% to $30.3 million from $80.9 million for the nine months ended January 31, 2001. The decrease is primarily attributable to a decrease in the number of units shipped and, to a lesser degree, to a decrease in the average selling price of our products. For the nine months ended January 31, 2002, approximately 17% of our net product shipments were from our Flash memory product line, compared with 16% of net product shipments during fiscal 2001. The balance of our net product shipments were comprised of our EEPROM products. For the nine months ended January 31, 2002, approximately 65% of our net product shipments were to international customers compared with 60% of net product shipments during fiscal 2001. The increase in the percentage of international shipments is primarily due to continued weakness in the domestic markets for our products. All sales of our products are in US dollars, minimizing the effects of currency fluctuations.

       Gross Profit. Gross profit for the quarter ended January 31, 2002 was $3.8 million, or 36% of revenues, compared to a gross profit of $11.0 million, or 47% of revenues, for the quarter ended January 31, 2001, a decrease of 65%. The decrease in gross profit percentage is primarily due to decreased selling prices in the market for our products. In comparison to our previous fiscal quarter, gross profits increased $1.1 million to $3.8 million, or 36% of revenues, for the quarter ended January 31, 2002 from $2.7 million, or 29% of revenues, for the quarter ended October 31, 2001. The increase is primarily attributable to an increase in the number of units shipped. For the nine months ended January 31, 2002, gross profits of $10.5 million, or 35% of revenues decreased by 74% from $40.7 million or 50% of revenues for the nine months ended January 31, 2001. The decrease is primarily attributable to deteriorating market conditions for our products reflected by decreased average selling prices and decreased unit shipments. During fiscal 2001, we paid $10.0 million to our principal wafer supplier, Oki, to obtain increased wafer supplies. Such payments were added to the cost of the inventory acquired during that period and were included in the cost of sales as the inventory was sold. As of April 30, 2001, our inventory valuation included a portion of such costs to be charged to cost of sales as the relevant inventory was later sold. During the quarters ended July 31 and October 31, 2001, we had a lower gross profit attributable to our shipments of the more expensive wafers purchased under the Oki agreement. Our remaining inventory of the more expensive products was charged to cost of sales in the first half of this fiscal year and is no longer included in our inventory valuation. It is our policy to fully reserve all inventory that is not expected to be sold within a reasonable period of time following the balance sheet date, generally within the ensuing twelve months. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. Such expenses not paid in U.S. dollars are not material to us and the majority are paid within 30 days, minimizing the effects of currency fluctuations.

       Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, charges from outside providers of engineering services, including services provided by the related party Lxi, depreciation of equipment, and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased by 8% to $1.1 million, or 10% of revenues, for the quarter ended January 31, 2002, from $1.2 million, or 5% of revenues for the quarter ended January 31, 2001. The decrease is primarily caused by lower personnel related expenses. In comparison to our previous fiscal quarter, R&D expenses of $1.1 million, or 10% of revenues, for the quarter ended January 31, 2002 increased $0.1 million from $1.0 million or 11% of revenues for the quarter ended October 31, 2001. The increase is primarily caused by increased expenses for personnel. For the nine months ended January 31, 2002, R&D expenses decreased 3% to $3.2 million, or 11% of revenues, compared to $3.3 million, or 4% of revenues for the nine months ended January 31, 2001. This decrease is primarily attributable to lower personnel related expenses.

       Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions and promotional activities. SG&A expenses decreased by 7% to $2.6 million, or 24% of revenues, for the quarter ended January 31, 2002, from $2.8 million, or 12% of revenues, for the quarter ended January 31, 2001. The decrease from the previous year is primarily attributable to decreased expenses for sales and administrative personnel and decreased commission expenses to outside manufacturers' representatives. In comparison to our previous fiscal quarter, SG&A expenses of $2.6 million for the quarter ended January 31, 2002 decreased 10% from $2.9 million, or 32% of revenues for the quarter ended October 31, 2001. The decrease in SG&A expenses from the previous quarter is primarily attributable to a decrease in the provision for doubtful accounts receivable. For the nine months ended January 31, 2002, SG&A expenses decreased by 15% to $8.3 million, or 27% of revenues, from $9.8 million, or 12% of revenues, for the nine months ended January 31, 2001. The decrease from the previous year is primarily attributable to decreased commission expenses to outside manufacturers' representatives and decreased expenses for sales and administrative personnel.

       Net Interest Income/Expense. Net interest income was $126,000 for the quarter ended January 31, 2002, compared to net interest income of $293,000 for the quarter ended January 31, 2001. The decrease from a year ago is primarily related to the lower interest rate earned on our decreased cash balance compensated by decreased average outstanding borrowings. In comparison to our previous fiscal quarter, net interest income was $126,000 for the quarter ended January 31, 2002, compared to net interest income of $199,000 for the quarter ended October 31, 2001. The decrease from the previous quarter is primarily related to the decrease in the interest rate earned on our cash balance. For the nine months ended January 31, 2002, our net interest income was $589,000, an increase from $484,000 for the nine months ended January 31, 2001. The increase from the previous year is primarily related to our increased cash balance and decreased average outstanding borrowings.

       Income Tax Provision. We recorded a provision for income taxes of zero for the quarter ended January 31, 2002, compared to a provision of $370,000 or 5% of net income before taxes for the quarter ended January 31, 2001. The decrease is due to the loss we incurred during the nine month period ended January 31, 2002. We have recorded a provision of $49,000 for the nine months ended January 31, 2002 compared to a provision of $2,470,000 or 9% of net income before taxes for the nine months ended January 31, 2001. The decrease is due to the loss we incurred during the nine month period ended January 31, 2002 compared to the net income of $25.6 million we earned for the nine month period ended January 31, 2001.

CRITICAL ACCOUNTING POLICIES

       We believe that the following accounting policies are most important to the portrayal of our financial condition and results and require management's most difficult judgments:

       We record inventory reserves for estimated unmarketable inventory equal to the cost of inventory estimated to be in excess based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Additional inventory reserves are taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the value of any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory exceeds the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the even lower estimated sales price.

       We record estimated reductions to revenue for return of products at the time revenue is recognized. If market conditions were to weaken, we may face higher volumes of product returns possibly resulting in an incremental reduction of revenue at the time products are returned. If we were to experience an increased rate of product returns, our sales would be further reduced by the increased reserves taken to cover the increased amount of our products expected to be returned.

       We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

       We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Conversely, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operations was $1.3 million for the nine months ended January 31, 2002, which was due primarily to a net loss of $442,000, adjusted for depreciation and amortization of $767,000, an addition to the provision for doubtful accounts of $200,000, an increase in the provision for excess and obsolete inventory of $12,000 and a decrease in accounts payable and other liabilities of $718,000 related to decreased sales and manufacturing activity, a decrease in gross accounts receivable of $2.7 million and an increase in inventories of $1.0 million which were also related to the decreases in our production and sales activity. For the nine month period ended January 31, 2001, net cash of $27.4 million was provided by operations, principally by net income of $25.6 million, adjusted for depreciation and amortization of $765,000, an addition to the provision for doubtful accounts of $214,000, a provision for excess and obsolete inventory of $1.1 million plus $2.9 million from the increase in accounts payable due to the increasing manufacturing activity and $3.8 million from the increase in accrued expenses primarily due to the provision for income taxes and $1.9 million from the increase in deferred gross profit on shipments to distributors. Such increase was partially offset by $3.8 million used by the increase in accounts receivable due to the increased sales activity and $5.5 million used for the increase in inventory.

       Our investing activities used $421,000 during the nine months ended January 31, 2002 and were related primarily to the acquisition of equipment for our manufacturing operations. Cash used in investing activities for the nine months ended January 31, 2001 was $1.3 million which was primarily related to the purchase of equipment for our manufacturing operations.

       Financing activities used $2.4 million during the nine months ended January 31, 2002, consisting primarily of $2.0 million for the payoff of our bank credit line and $417,000 for the repurchased shares of our common stock. During the nine months ended January 31, 2001, the cash provided by financing activities was $254,000 from the proceeds of stock option exercises.

       In September 2001 we announced our intent to implement a stock repurchase program. As a result of this repurchase program, during the quarters ended October 31, 2001 and January 31, 2002, we have repurchased 130,000 and 63,700 shares, respectively, of our common stock at a cost of $262,000 and $155,000, respectively. Stock repurchased at fair market value on the date of each transaction was accounted for at cost.

       On June 30, 2001, we paid off the $2.0 million balance due on the line of credit with our bank and ended the agreement. As of January 31, 2002, we had accounts payable to various creditors in the amount of approximately $4.1 million. This amount is comprised of approximately $3.6 million for wafers and inventory processing and approximately $0.5 million for other goods and services.

       We do not have any material contractual obligations or commercial commitments to make future payments other than with respect to the facilities lease for our principal business office in Sunnyvale. Further, we do not engage in any off-balance sheet arrangements or transactions.

       In light of the current economic and competitive climate, we continue to monitor our liquidity resources. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. In our competitive industry, we must constantly consider the need to make significant capital expenditures in connection with our research and development efforts. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any material acquisition of other businesses or technology. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do determine to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in incremental dilution to our existing investors.

Effects of Transactions with related parties

       During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 31.1% of the outstanding shares of the Company as of February 28, 2002. Mr. Roland Duchatelet, the Chairman and CEO of Elex NV, serves as a member of the Company's Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company's principal wafer fab since 1985. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design, the purchase order calls for monthly deliveries over a one year period at a set price for each wafer delivered. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the nine months ended January 31, 2002, the Company's purchases from Xfab totaled $769,000. As of January 31, 2002, the total amount owed Xfab was $36,000.

       The Company has had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Officers of the Company, Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. As of January 31, 2002, Essex employed the equivalent of approximately 14 full-time engineers to perform the services on behalf of the Company. These services relate to key development projects of the Company including development, design, layout and test program development services. The hourly billing rate for these services have been proposed by the management of Lxi and are reviewed and approved by all members of the Catalyst Board of Directors except Mr. Vanco. The rates charged are compared to the estimated cost of maintaining a similar workforce in Sunnyvale, California and to the rates periodically quoted by other offshore providers of comparable engineering services. The Company does not have any contractual commitment to obtain these services from Lxi, nor does Lxi have any obligation to provide these services to us. During the nine months ended January 31, 2002 the Company recorded $627,000 of engineering fees from Lxi for engineering design services. As of January 31, 2002 the total amount owed to Lxi was $68,000.

CERTAIN RISKS THAT MAY AFFECT OUR FUTURE RESULTS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO MANY FACTORS AND ARE DIFFICULT TO FORECAST.

       Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

-   fluctuations in customer demand for our products,

- volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in the five quarters ended January 31, 2002 and during the fiscal years April 30, 1999 and 1998),

- the need to establish additional inventory reserves due to the expected selling prices falling below the amounts paid to purchase and sell certain parts, or if our expectations for sales of our inventory fall below the quantities that we have on hand,

- charges to bad debt expense caused by accounts receivable that become unlikely to be collected in a reasonable amount of time, if ever,

- the timing of new product introductions and significant orders of our products,

- increased expenses associated with new product introductions, process changes and/or expanding our sales channels,

-   gains or losses of significant customers,

-   fluctuations in manufacturing yields,

-   changes in our product mix,

-   increases in wafer prices due to increased market demand and other factors,

- prices charged by our suppliers due to increased costs, decreased competition and other factors,

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

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

       As our business grows, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent worldwide economic slowdown, and in the United States of America in particular, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2002 or for the entire year. These conditions would negatively affect our business, financial condition and results of operations.

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

WE DEPEND ON A SMALL NUMBER OF SUPPLIERS FOR THE SUPPLY OF WAFERS.

       We do not manufacture the semiconductor wafers used for our products. Oki Electric Industry, Co., Ltd. (Oki) in Japan has supplied wafers to us since 1987 and was our sole foundry source until the quarter ended April 30, 2000. At that time, an additional foundry, Xfab, began to provide a limited number of products to us and the volumes currently provided by Xfab are considerably less than Oki currently provides. We do not presently have a wafer supply agreement with Xfab and instead purchase wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

-   the risk of inadequate wafer supplies to meet our production needs,

-   increased prices charged by such independent foundries,

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

       On September 6, 2000, we announced an agreement with Oki that resulted in a significant increase in foundry capacity available to us for the one year period that commenced in September 2000 in return for two payments totaling $10.0 million. These payments were added to the cost of inventories purchased during the ten month period ended March 2001 and were reflected in our cost of sales as the associated inventory was sold. As of April 30, 2001, our inventory valuation included a portion of such costs to be charged to cost of sales as the relevant inventory is sold. During the quarters ended July 31 and October 31, 2001, we had a lower gross profit caused by our shipments of the more expensive wafers purchased under the Oki agreement. The remaining inventory of the more expensive products was included in our cost of sales in the quarter ended October 31, 2001.

       To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at its facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 31.1% stockholder of the Company as of February 28, 2002 and Mr. Roland Duchatelet, the chairman and CEO of Elex NV, serves as a member of our Board of Directors. The addition of Xfab as a second foundry source has enabled us to reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, Oki may not continue to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for us could take many months, or longer, and be subject to other factors described below. Our business, financial condition and results of operations could be materially adversely affected by:

-   the loss of Oki or Xfab as a supplier,

-   our inability to obtain additional capacity at Oki or Xfab,

-   our inability to qualify Xfab for additional products,

- our ability to qualify other wafer manufacturers for desired foundry capacity, or

- any other circumstances causing a significant interruption in our supply of semiconductor wafers.

WE HAVE INCURRED SIGNIFICANT LOSSES OR EXPERIENCED SIGNIFICANT NEGATIVE CASH FLOW FROM OPERATIONS DURING SEVERAL RECENT FISCAL YEARS.

       We have incurred significant losses or experienced significant negative cash flow from operations during several recent fiscal years. Such negative cash flow during fiscal 1999 and 1998 significantly reduced our available capital. During fiscal 1999, we successfully took steps to address and/or resolve issues relating to our poor cash flow position. During the nine months ended January 31, 2002, we incurred a loss of $442,000 and cash on hand decreased by $1.5 million. Although as of January 31, 2002, we had cash on hand of $29.0 million, we may not continue to generate sufficient revenue and profits to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow and we continue to monitor expenses and to conserve our available cash. Furthermore, to the extent we suffer any adverse effects to our revenues or margins because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

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

-   the loss of Oki or Xfab as a supplier,

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

       For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices of our products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. Inventory reserve adjustments in fiscal 2001 totaled $4.7 million which were partially offset by the release of $2.0 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001. For the nine months ended January 2002, we reserved inventory of $0.3 million which was offset by the release of $0.3 million of inventory reserves taken in previous periods relating to products that were sold during the quarter.

       In addition, in fiscal 1998 and to some extent during fiscal 2001, our ability to forecast future demand and selling prices diminished. It is our policy to fully reserve all inventory that we do not expect to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing twelve months. During most of our recent fiscal periods, as a result of a reductions in estimated demand for our various products, we have provided additional reserves for excess quantities and obsolescence for certain products, primarily our Flash and EEPROM products. In fiscal 1998, the rapid erosion of selling prices also left us with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

WE MAY NOT BE ABLE TO SUSTAIN MARKET ACCEPTANCE FOR OUR FLASH MEMORY PRODUCTS.

       A significant amount of our net revenues have been and continue to be derived from sales of Flash memory products. Flash memory products represented 17% of our shipments during the nine months ended January 31, 2002 and represented 16%, 18% and 25% of our shipments, respectively, in each of fiscal years 2001, 2000 and 1999. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time. We may not be able to sustain the market acceptance for our Flash memory products. We anticipate continued price and other competitive pressures, which adversely affected fiscal 1998 and 1999 operating results, to adversely affect our future operating results.

WE RELY ON OUTSIDE PROVIDERS OF ENGINEERING SERVICES AND THE LOSS OF THESE SERVICES MAY CAUSE A SIGNIFICANT INTERRUPTION IN OUR SUPPLY OF ENGINEERING RESOURCES.

       To supplement our limited engineering staff dedicated to product research and development activities, we utilize the services of various outside semiconductor design services. The most significant is an informal arrangement we have had in place since 1995 to obtain engineering services from Lxi Corporation (Lxi) of which our officers Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively. Lxi provides these services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The aggregate number of hours of engineering services provided to us varies by quarter. During the month of January 2002, Essex employed the equivalent of approximately 14 full-time engineers to perform services relating to key development projects including development, design, layout and test program development services. Because we do not have a formal contractual arrangement with Lxi, Lxi is not obligated to perform these services. There is no guarantee that Lxi will continue to supply a sufficient number of engineers to fulfill our requirements for outsourced engineering services and we may not be able to procure engineering services from an additional source in a timely manner or at comparable rates. Our business, financial condition and results of operations could be materially adversely affected by the loss of Lxi as a supplier of outsourced engineering services and, to a lesser extent, the loss of our other providers of outsourced engineering services, our inability to obtain a comparable new supplier of such services, or any other circumstances causing a significant interruption in our supply of engineering resources. See also note 7 -- "Related Party Transactions" contained in Item 1 of this report on Form 10-Q for additional information regarding our relationship with Lxi.

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

INTERNATIONAL SALES COMPRISE A SIGNIFICANT PORTION OF OUR PRODUCT SALES, WHICH EXPOSES US TO FOREIGN POLITICAL AND ECONOMIC RISKS.

       For the nine months ended January 31, 2002, international sales comprised 65% of our product sales. Additionally, for fiscal 2001, 2000 and 1999, international sales accounted for approximately 60%, 61% and 45%, respectively, of our product sales. The lower percentage in international sales in 1999 was primarily attributable to the transition in Japan from Marubun Corporation, our former distributor which resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and our inability to compete with the low selling prices in certain Far East markets. In fiscal 2000, we were able to reenter certain Far East markets, contributing to the increased international sales. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

- greater fluctuations in demand due to the increased sensitivity to pricing changes in certain markets, particularly the Far East,

-   fluctuations in exchange rates,

-   imposition of government controls,

-   political and financial instability,

-   trade restrictions,

-   changes in regulatory requirements,

-   difficulties in staffing international operations and

-   longer payment cycles.

Currently, all our sales are invoiced and paid in dollars, reducing our direct exposure to currency fluctuations. Recently, several customers in Europe have requested that we develop the ability to invoice them in Euros. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services, and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of our purchases are in US dollars, minimizing any direct currency fluctuation risk. In addition, our business is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

A RELATIVELY SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR NET REVENUE IN THE PAST AND THE LOSS OF ONE OR MORE OF OUR CURRENT CUSTOMERS, ADDITIONAL VOLUME PRICING ARRANGEMENTS OR AN EARLY TERMINATION OR DELAY IN SHIPMENTS CAN AFFECT OUR RESULTS ADVERSELY.

       A relatively small number of customers have accounted for a significant portion of our net revenue in the past. For the nine months ended January 31, 2002, no single customer represented more than ten percent of our revenues. For the fiscal year ended April 30, 2001, shipments to Future Electronics, Inc., a worldwide distributor, represented 14% of our revenues. For the fiscal year ended April 30, 2000, shipments to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan, each represented more than 10% of our revenues (13%, 12% and 11% respectively). During the fiscal year ended April 30, 1999, no customer represented more than 10% of our product revenue.

       In addition, we have experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements. We also do not typically enter into long-term contracts with our customers and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contact, the contract is generally terminable at the convenience of the customer and it may be difficult to replace that revenue source in the short-term upon cancellation.

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

       In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, we were served with a Complaint alleging that we are infringing the intellectual property rights of Xicor, Inc., a maker of nonvolatile memory products. We have answered the Complaint denying the allegations. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award. Please see Note 6 -- "Contingencies" contained in Item 1 of this Report on Form 10-Q and "Item 3. Legal Proceedings" in our Report on Form 10-K for the fiscal year ended April 30, 2001 as filed with the SEC on July 26, 2001 for additional information.

OUR SECURITIES ARE TRADED IN A LIMITED MARKET.

       Our common stock was traded on the NASDAQ National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the NASDAQ stock exchange for continued listing. Our stock was traded on the Over-The-Counter Bulletin Board market until September 6, 2000 when we were re-listed on the NASDAQ SmallCap Market. The over-the-counter market was generally less visible to investors and therefore we were unable to meet the liquidity requirements of some major commercial, institutional and private investors thus limiting the market for our securities. We submitted a request on October 16, 2000 that our securities be listed on the National Market, but due to general market and other conditions, our stock subsequently closed below the $5.00 price per share which is required to qualify for National Market listing and NASDAQ closed the listing application. We intend to reapply for NASDAQ National Market listing if and when our shares trade for an extended period above the $5.00 level, but we are unable to ascertain the amount of time NASDAQ will take to consider such application, if NASDAQ will reply favorably to such application or, if additional information is requested, how much time and effort will be required on our part to adequately demonstrate and verify our qualifications.

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

OUR OPERATIONS COULD BE HARMED BY EARTHQUAKES AND OTHER NATURAL DISASTERS.

       Our corporate headquarters are located in California near major earthquake faults. Additionally, our principal wafer supplier, Oki, is located in Japan which is also subject to the risk of business disruption by earthquakes. Our operations could be harmed in the event of a major earthquake or other natural disaster near our headquarters or other key areas of the world.

WE MAY NOT CARRY ADEQUATE INSURANCE COVERAGE TO PROTECT OUR BUSINESS FROM CERTAIN TYPES OF LOSS.

       Although we carry general comprehensive liability insurance, directors and officers liability insurance and other types of insurance coverages typical for most publicly-traded companies, the insurance coverage we retain may not cover the specific damages that we incur. For example, we do not carry earthquake insurance coverage and our commercial coverage does not include protection for lost profits. Consequently, our business may not be protected if we incur losses of a type for which we do not retain coverage. Additionally, disputes with our carriers regarding policy coverages might occur which could mean that we would be unable to recover all of our damages in the event of a loss. Such occurrences could negatively affect our business, financial condition and results of operations.

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

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which was effective January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and expands the scope of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 did not have a material effect on our financial statements.


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

       Foreign Currency Exchange Rate Risk. The majority of our sales and costs of manufacturing and marketing are transacted in US dollars. Accordingly, our results of operations are not subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been incurred by us to date.

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

       None.

  (b) REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed by Catalyst during the three months ended January 31, 2002.

                          CATALYST SEMICONDUCTOR, INC.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.


Date:  March 5, 2002                  By: /s/ Radu M. Vanco
                                          --------------------------------------
                                          Radu M. Vanco
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer


Date:  March 5, 2002                  By: /s/ Thomas E. Gay III
                                          --------------------------------------
                                          Thomas E. Gay III
                                          Vice President of Finance and
                                          Administration and Chief Financial
                                          Officer