Form 10-K
period 2002-04-28
CATALYST SEMICONDUCTOR INC
filed 2002-07-29
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-21488

Catalyst Semiconductor, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0083129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 Borregas Avenue, Sunnyvale, California 94089

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(408) 542-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     The aggregate market value of voting stock held by non-affiliates of Registrant, as of July 19, 2002, was approximately $34 million (based upon the closing bid for shares of Registrant’s Common Stock as reported by the NASDAQ SmallCap Market for that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Registrant’s Common Stock outstanding as of July 19, 2002 was 16,838,268.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

CATALYST SEMICONDUCTOR, INC.

CATALYST SEMICONDUCTOR, INC.

PART I

Item 1.     Business

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “projected,” “expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and the semiconductor industry and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Part II, Item 7 “Management’s Discussion & Analysis of Financial Conditions and Results of Operations — Certain Risks that May Affect Our Future Results” and the risk factors contained in Item 1 below.

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

      We have sought to enhance our internal design and process technology expertise through strategic relationships with leading semiconductor manufacturers and we currently subcontract the fabrication of our semiconductor wafers through Oki Electric Industry Co., Ltd. (Oki) in Japan and X-Fab Texas, Inc. (Xfab) in Lubbock, Texas. These relationships enable us to draw upon our foundries’ expertise in high volume semiconductor manufacturing. For example, we have integrated the designs and processes for the manufacture of our Flash memory products with Oki’s fine line-width, high density CMOS processes used for high volume Dynamic Random Access Memory (DRAM) manufacture.

      Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. The market for certain Flash and EEPROM devices, which comprise the majority of our business, is currently experiencing an excess market supply relative to demand which is resulting in a significant downward trend in prices. However during fiscal 2000 and the first half of fiscal 2001, the results of our operations improved significantly, primarily due to an improvement in market conditions. During this period, the semiconductor market rebounded from a cyclical decline which had a favorable impact on our revenues and gross margins and we also realized reductions in product costs and operating expenses through a cost reduction program that had a favorable impact on profitability. During the last half of fiscal 2001 and the first half of fiscal 2002, we experienced a twelve month period of declines in our revenues, gross profits and net income due to a resumption of the competitive factors that result in decreasing revenues and margins. During the last six months of fiscal 2002, unit volumes shipped, revenues, gross profits and net income increased. We could experience a resumption of the downward trend in revenues, product pricing and unit volumes shipped which could adversely affect our future operating results.

      Total revenues for the quarter and the fiscal year ended April 30, 2002 were $12.5 million and $42.8 million, respectively, compared to revenues of $17.2 million and $98.0 million for the comparable periods of the prior year. In addition, we earned net profits for the quarter and for the year ended April 30,

2002 of $1.2 million and $0.8 million respectively, compared to net profits of $1.7 million and $27.4 million for the comparable periods in the prior year. During fiscal 2002, we had a net increase in inventory reserves of $72,000 primarily related to reserves for finished goods inventory that is over one year old and inventory that we do not expect to be sold within a predictable period, generally six months to one year. During fiscal 2001, we recorded $4.7 million of additional reserves for inventory that we do not expect to be sold within a predictable period. Additionally, in fiscal 2001, we benefited from the release of $2.0 million of reserves caused by the sales of inventories we had previously reserved. We can provide no assurance that we will be able to sustain the profitability we have experienced in the last two quarters of fiscal 2002.

      Our number of full time equivalent employees decreased to 67 in April 2002 from 71 in April 2001. The decrease was principally in the sales and administrative areas in reaction to our decreased revenues. Our employees are also supported in part by our subcontracting of certain engineering activities to Lxi Corporation (see “Item 13 — Certain Relationships and Related Transactions”) and certain other operations and manufacturing activities to approximately 70 contract employees located at NS Electronics Bangkok (1993) Ltd. (NSEB) and Trio-Tech (Bangkok) Co. Ltd. (Trio-Tech), both located in Bangkok, Thailand and ASE Holding Electronics (Phil.) Inc. (ASE), located in the Philippines.

      On June 30, 2001, we repaid the $2.0 million outstanding balance owed to a bank and cancelled the related borrowing agreement. At this time, we believe that we have sufficient cash on hand and will not immediately need to enter into another borrowing agreement for the near term. As of April 30, 2002, we are indebted to various creditors in the amount of approximately $5.1 million of which approximately $4.2 million relates to wafer production and inventory processing and approximately $0.9 million relates to other goods and services.

      We market our products through a direct sales force and a worldwide network of independent distributors and sales representatives. For the year ended April 30, 2002, international sales represented 69% of our product sales. End user customers of our products include Hewlett Packard Inc., Jabil Circuit Inc., LG Electronics Inc., Micron, Inc., Motorola Inc., V Tech, Inc. and Samsung Asia Ltd.

Industry Background

      There are two general classes of semiconductor memories incorporated into electronic systems, volatile memory and nonvolatile memory. The principal distinguishing characteristic between the two classes is that volatile memory devices require a continuous application of power to retain data, while nonvolatile memory devices do not. Among volatile memory devices, Dynamic Random Access Memory (DRAM) devices are the most prevalent because they are capable of high-speed data transfer, feature high density circuitry and can be manufactured at relatively low cost. DRAMs are used primarily as the main memory in computers for temporary storage of application program data while the system is operating. Nonvolatile memory (NVM) devices, in contrast, are used by computers and electronic systems primarily to store system-critical data when the power to the system is turned off. The continuous memory capability of NVM renders these devices well suited for a wide range of applications in the computer, consumer electronics, telecommunications, automotive, industrial control and instrumentation markets.

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

      The following NVM devices are currently available from various suppliers in the industry:

EEPROMs. EEPROMs can be erased and reprogrammed electrically within the system, eliminating the need for physical removal, as required by erasable programmable read only memories (EPROMs). On “full-featured” EEPROMs, which have on-chip error correction capabilities that enhance system reliability, individual bytes or segments of the stored data can be erased and rewritten tens of thousands of times. These features generally offer greater flexibility to systems designers than EPROMs. EEPROMs are used to store system-critical information which needs to be updated on a periodic basis, including:

•	control panel settings and other user-configurable system parameters in consumer devices;

•	cache memory for disk drives;

•	system protocols; and

•	stored telephone numbers in cellular telephones, facsimile machines and other telecommunications devices.

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

Flash Memory. Flash EEPROMs, or Flash memories, combine the benefits of high-speed data alterability and data transfer rates and, potentially, the low cost manufacturability of volatile memory, with the flexibility and continuous data retention of NVM. Flash memory products can potentially be manufactured with storage densities as great as DRAM densities and thereby achieve manufacturing costs approaching the low cost of DRAMs. In addition, the architecture of Flash memory potentially permits data alterability and transfer rates as fast as DRAMs. Flash memory exhibits certain limitations as compared to DRAMs, including a finite life span of read/write cycles, which limits its use in computer main memory applications. However, Flash memory is being designed into a wide variety of applications beyond the traditional application of NVM in fixed program and data storage and into applications in dynamic data storage due to its nonvolatility, high storage densities, rapid access speed and decreasing cost.

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

Products and Applications

      Catalyst provides a broad range of NVM products, including serial and parallel EEPROMs, flash memories, NVRAMs and mixed signal products. Our principal product lines are as follows:

Serial EEPROM. We offer a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the Inter-Integrated Circuit (I2C) bus interface of Philips Electronics, the Microwire interface protocol of National Semiconductor and the Serial Peripheral Interface (SPI) bus protocol. Additionally, we offer 4-wire bus interface protocol type products. We offer products in a wide variety of density (1K to 256K) and voltage (1.8V to 6V) ranges. Serial

EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are disk drives, modems, cellular phones, VCRs, CD players, hearing aids, PCMCIA cards, cordless phones, laser printers, computers and pagers.

Parallel EEPROM. We offer parallel EEPROM products for battery operated applications in a broad range of densities. We offer both standard 5 volt-only and 3.3 volt-only parallel EEPROMs to meet battery operated application requirements. We also offer products with 16 kilobit (Kbit) to 512 Kbit densities. Parallel EEPROMs transfer data in multiple bits, generally eight bits at a time. They provide faster transfer rates than serial EEPROMs, which transfer data through a single port. Parallel EEPROMs are more costly than serial EEPROMs and, accordingly, are used primarily in high performance applications. Parallel EEPROMs are primarily used in applications such as POS terminals, industrial controllers, LAN adapters, telecommunication switches, cellular phones and modems.

Flash Memory. We currently offer flash memory in a variety of densities. We offer Intel-licensed, 12-volt Flash memory devices in densities ranging from 512 Kbit to 2 megabit (Mb). This family includes Intel-licensed boot block and bulk erase technologies available in 1 Mb and 2 Mb densities.

NVRAMs. We offer NVRAMS in a variety of configurations. NVRAMs consist of an SRAM and an EEPROM incorporated onto a single semiconductor die. NVRAMs provide superior performance over other NVM products and are ideal for applications that require high speed read/write operations with nonvolatile memories, including parallel processing controllers for LANs and antilock braking systems.

Additionally, we have developed and introduced the following two product lines on a limited basis. While they have not yet made a significant contribution to our revenues, we continue to develop products in both product lines. Revenues from most, if not all, of the products in these product lines will be subject to the recent licensing agreement with Xicor (see Patents and Licenses):

Micro-controller Supervisory Products. We have introduced a family of micro-controller supervisory products, combining reset and watchdog functions required by many micro-controllers, with serial EEPROM for non-volatile data storage. These products combine in the same chip two functions required by many micro-controller applications, which are typically offered in two separate products, providing a more functional, lower cost solution for such applications. The use of NVM elements inside the chip offers programming and fine tuning capabilities for the reset controller and watchdog timer functions, resulting in more flexibility in operation and simplified manufacturing logistics.

Solid State Digital Potentiometers. We have introduced a family of solid state digital potentiometers, which are targeted at replacing mechanical potentiometers used in a variety of applications for the purpose of fine tuning and trimming electronic circuitry.

Sales and Distribution

      We market our products through a direct sales force and a network of independent distributors and sales representatives. In addition to our Sunnyvale headquarters facility, we have domestic sales employees in Southern California, Illinois and Texas and international sales offices in England, South Korea and Taiwan. Our sales offices support both original equipment manufacturers (OEM) and distributors. In addition, Nippon Catalyst K.K., our subsidiary in Japan, works closely with our principal foundry and our Japanese distributors and OEM customers.

      We seek to develop strategic relationships with major OEMs and other customers. We offer a broad range of NVM devices compatible with the most common industry standards and we also work closely with our customers to provide semi-custom solutions to address individual customers’ needs. In fiscal 2002, we shipped products directly or through our distribution network to customers in the computer, consumer electronics, telecommunications, automotive, data communication and other industries. OEM customers purchasing our products include Hewlett Packard Inc., Jabil Circuit Inc., L G Electronics Inc., Micron, Inc., Motorola Inc., V Tech, Inc. and Samsung Asia Ltd.

      During fiscal 2002, sales to one customer exceeded ten percent of our revenues. Future Electronics, Inc., (Future) a distributor which sells principally in North America and Europe represented 11% of our revenues during fiscal 2002. During fiscal 2001, sales to Future accounted for 14% of our revenues. During fiscal 2000, sales to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan represented 13%, 12% and 11%, respectively of our revenues. International product revenues represented approximately 69%, 60% and 61% of our total product revenues in fiscal 2002, 2001 and 2000, respectively. The increase in percentage of international revenues in fiscal 2002 was primarily attributable to our increased sales in the Far East due to increased market demand and our ability to be more competitive in the region as a result of certain cost reductions. Our international sales are billed in U.S. dollars. Due to the magnitude of our international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements and fluctuations in the value of the U.S. dollar, which among other conditions could increase the sales price of our products in local currencies, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws.

      We do not recognize revenue on shipments to our distributors until the distributor resells our products. In addition, as is common in the semiconductor industry, we grant price protection to our distributors, in an amount equal to the difference between the price originally charged and the reduced price, for products held in inventory by the distributor at the time of a price reduction. From time to time, we also grant our distributors credit on an individual basis for price reductions we approve on specific transactions.

Manufacturing

      We subcontract the manufacture of all of our products through independent semiconductor manufacturers, primarily through Oki and Xfab, our semiconductor fabricators and NSEB, our principal provider of assembly and test services. We also subcontract certain production planning, product engineering, shipping and tape and reel activities to NSEB, Trio-Tech and ASE, which in the aggregate, utilize the services of approximately 70 people in performing these services for us as of April 30, 2002. We have designed our proprietary circuit designs and fabrication processes to operate within the overall semiconductor manufacturing processes of our contract manufacturers. Our designs are manufactured utilizing Oki’s processes developed for high volume and high yield production of DRAMs. We also endeavor to develop our processes in a manner that permits the manufacture of our products in the fabrication facilities of different semiconductor manufacturing suppliers. During the fourth quarter of fiscal 2000, we made the first volume shipments of products fabricated at Xfab. Xfab is owned and operated by Elex NV, the Belgian holding company that owns 24% of our outstanding shares. If we were forced to switch more of our manufacturing from Oki, our production and delivery of products would be delayed and our cost for such products might be materially increased, which could adversely affect our business, financial condition and results of operations.

      Manufacturing semiconductor products is a highly complex process that is sensitive to a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. While we believe that we have suppliers willing to provide an adequate wafer supply to meet our currently anticipated needs, we may not receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, our outside foundries have from time to time experienced lower than anticipated production yields. We can provide no assurance that manufacturing problems will not occur in the future. The loss of Oki or Xfab as a supplier, any prolonged inability to obtain adequate yields or deliveries from Oki or other subcontractors or manufacturers, or any other circumstance that would require us to seek alternative sources of supply, could increase our cost for such supplies, delay shipments and have a material adverse effect on our operating results. We currently purchase wafer supplies under informal arrangements with Oki and Xfab. We also have a purchase agreement with UMC for certain Flash products which runs through February 2006. Due to declining Flash bookings and other circumstances, we have not ordered any wafers from UMC since December 1997. See “Item 7. Management’s Discussion and Analyses of Financial Condition and Results of Operations — Results of Operations” and “— Liquidity and Capital Resources.”

      We have wafer sorting operations at our headquarters facility in Sunnyvale and we also utilize a subcontractor in Japan for this purpose. We perform circuit assembly and testing primarily through our subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual die, which are then assembled into packages and tested in accordance with our own internally-developed procedures. Following assembly, the packaged devices are further tested and inspected pursuant to our quality assurance program prior to shipment to our customers. The majority of such assembly and test services are provided by NSEB and Alphatek Semiconductor Packaging Co. Ltd. in Bangkok, Thailand, Orient Semiconductor Electronic, Inc. in the Philippines and Taiwan, ASE in the Philippines and Taiwan and ChipPAC (Shanghai) Co. in China. While the timeliness, yield and quality of semiconductor deliveries from our suppliers have been acceptable to date, we can provide no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain adequate yields or deliveries from these manufacturers, or any other circumstance that would require us to seek alternate sources of supply, could delay shipments. Any significant delays would have an adverse effect on our operating results. Failure to have such services available would have a material adverse effect on our business, financial condition and results of operations.

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

Research and Development

      We continue to invest significant sums in research and development to improve our fabrication processes and develop additional products with the following characteristics:

•	higher performance and reliability;

•	lower voltage requirements;

•	smaller die sizes; and

•	improved manufacturability.

Our efforts include the development of successive generations of our EEPROM and Flash memory products scaled to smaller geometries, as well as mixed signal and micro-controller supervisory circuits with embedded EEPROM technologies. As of April 30, 2002, we employed 24 people in research and development activities, compared to 22 and 15 as of April 30, 2001 and 2000, respectively. Additionally, five of the subcontracted personnel at NSEB provided manufacturing engineering services as of April 30, 2002. We invested $4.4 million, $4.5 million and $2.8 million in research and development activities in fiscal 2002, 2001 and 2000, respectively.

      Catalyst has had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Officers of the Catalyst, Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. Messrs. Vanco, Voicu and Gay received no payments from Lxi during the fiscal years ended April 30, 2002 and April 30, 2001. Mr. Gay serves as a director of Lxi. The number of full-time engineers we use is dependent upon the scope and number of R&D projects we have in process at a given time. For example, during the month of April 2002, Essex employed the equivalent of approximately 15 full-time engineers to perform the services on our behalf. These services relate to key development projects of Catalyst including development, design, layout and test program development services. We do not have any contractual commitment to obtain these services from Lxi, nor does Lxi have any obligation to provide these services to us. During the fiscal years ended April 30, 2002, 2001 and 1999, we recorded $852,000, $714,000 and $534,000, respectively, of billings from Lxi for engineering design services provided by Lxi. As of April 30, 2002 the total amount owed to Lxi was $228,000. See “Item 13 — Certain Relationships and Related Transactions.”

Patents and Licenses

      As of April 30, 2002, we owned fifteen U.S. patents and one international patent. The process of seeking patent protection can be expensive and time consuming. We can provide no assurance that patents will be issued from our pending or future applications and, if patents are issued, they will provide meaningful protection or other commercial advantage to us. Moreover, our patent rights may not be upheld in the future and we may not be able to preserve our other intellectual property rights.

      In April 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile memory and mixed signal markets, served us with a suit alleging that some of our recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, we entered into a settlement agreement with Xicor according to which Catalyst has received a license to manufacture the disputed products in exchange for certain royalty payments based upon shipments after July 22, 2002. As a result of this agreement, we will be able to further develop such products and market them to our customers. The complaint was dismissed on July 22, 2002.

      In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology. In May 2001, we received a communication from Philips suggesting that royalties may be due and owing on past sales of certain products. We are continuing to investigate this communication.

      In the semiconductor industry it is typical for companies to receive notices from time to time alleging infringement of patents or other intellectual property rights of others. We can provide no assurance that we will not receive additional notices alleging infringement and no additional proceedings alleging infringement of intellectual property rights will be commenced against us in the future. If either or both of these events occur, we may not be able to obtain any required licenses of third party intellectual property rights or obtain such licenses on commercially reasonable terms. Failure to obtain a license in either or both events could require us to cease production of our products until we develop a non-infringing design or process. Moreover, the cost of litigation of any claim or damages resulting from either or both events could be substantial and could materially and adversely affect our business, financial condition and results of operations.

      We have entered into cross license agreements with Oki and Seiko granting them nontransferable rights to produce certain products, in exchange for royalty payments. We are not currently receiving any royalties under these licenses. In August 1995, we entered into an agreement with Intel Corporation that provides us with a license to Intel’s Flash memory and EEPROM technology in exchange for royalty payments. Such payments to Intel for EEPROM technology ceased in July 1998 and the payments for Flash technology ceased in June 2000. In addition, in February 1996, we also entered into an agreement with UMC, granting UMC rights for a period of ten years to produce certain products in exchange for the provision of certain wafer capacities and certain other license rights.

Competition

      The semiconductor industry is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. We compete with major domestic and international semiconductor companies, many of whom have substantially greater financial, technical, marketing, distribution and other resources.

      Our more mature products, such as EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we compete successfully with respect to each of these competitive factors. Price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include STMicroelectronics, Atmel, Microchip, Fairchild Semiconductor and Xicor, most of which have substantially greater resources than we do.

      The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly since fiscal 1997, intense price competition. We can provide no assurance that we will be able to compete successfully in the future against our competitors for Flash products business.

Employees

      As of April 30, 2002, we had 67 employees, of whom 24 were engaged in research and development. Our future success will depend on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. Our employees are not represented by any collective bargaining organization and we have never experienced any work stoppage. We believe that our employee relations are good.

Executive Officers and Key Personnel

      Our executive officers and certain key personnel are as follows:

Name	Age	Position(s)

Radu M. Vanco	52	President, Chief Executive Officer and Chairman of the Board
Thomas E. Gay III	53	Vice President of Finance and Administration and Chief Financial Officer
Sorin Georgescu	50	Vice President of Technology Development
Irvin W. Kovalik	65	Vice President of Sales
Gelu Voicu	52	Vice President of Engineering and Manufacturing
Barry Wiley	65	Vice President of Corporate Marketing

      Mr. Vanco has served as our President and Chief Executive Officer since March 1998, as the Chairman of our Board since February 2001 and as a director since November 1995. From October 1996 to March 1998 he served as Executive Vice President of Engineering, from October 1996 to December 1997 as Chief Operating Officer and from November 1992 to October 1995 as Vice President, Engineering. From 1991 to 1992, Mr. Vanco served as product line director at Cypress Semiconductor. From 1985 to 1991, Mr. Vanco held various technical and management positions at SEEQ Technology, Inc. Mr. Vanco holds a MS in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

      Mr. Gay has served as our Vice President of Finance and Administration and Chief Financial Officer since May 1998. From August 1997 to May 1998 he was the Controller of Wireless Access, Inc., a communications device manufacturing company. From April 1993 to May 1994 he was our Controller and from July 1994 to November 1996 he was a contract accountant for us. From July 1988 to July 1992 he was Controller of Sanmina Corporation, a contract manufacturing company. Mr. Gay holds a BS in Accounting from San Diego State University.

      Mr. Georgescu has served as our Vice President of Technology Development since October 2001. From October 1998 to October 2001, he was Director of Process Development at Tripath Technology, Inc., a semiconductor manufacturer. From April 1998 to October 1998, he was the Vice President of Technology at Catalyst. From October 1997 to April 1998 he was an engineering manager at Sandisk Corporation, a semiconductor manufacturer. From August 1994 to October 1997, he was the Director of Process Development for Catalyst. Mr. Georgescu holds a MS in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

      Mr. Kovalik has served as our Vice President, Sales since October 1998. From January 1998 to October 1998, he was Director of Strategic Sales for Alliance Semiconductor, Inc., a semiconductor company. From January 1997 to January 1998, he was Vice President of Sales for NovaWeb Technologies, Inc., a modem manufacturer. From September 1995 to January 1997, he was Director of Strategic Sales for Sequel, Inc., a semiconductor company. From June 1992 to June 1995, he was our Vice President, Sales. Mr. Kovalik holds BS in Electrical Engineering for the University of Illinois.

      Mr. Voicu has served as our Vice President, Product Engineering and Manufacturing since April 1998. From July 1995 to April 1998 he was our Director of Flash Product Lines. From October 1993 to July 1995 he was our Manager of Product Engineering. From June 1991 to October 1993 he served with Cypress Semiconductor, Inc., a semiconductor company, most recently as Senior Product Engineer. Mr. Voicu holds a MS in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

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

Insurance

      We presently carry various insurance coverages including, but not limited to, property damage, workers’ compensation, directors and officers liability, business interruption and general liability.

Item 2.     Properties

      We rent our 42,500 square foot principal facility in Sunnyvale, California, pursuant to a lease that expires in July 2006. We also lease space for our domestic sales offices located in Southern California, Illinois and Texas and international sales offices in England, Japan, Korea and Taiwan. We believe that our existing facilities are adequate to meet our current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.     Legal Proceedings

      In April 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile memory and mixed signal markets, served us with a suit alleging that some of our recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, we entered into a settlement agreement with Xicor according to which Catalyst has received a license to manufacture the disputed products in exchange for certain royalty payments based upon shipments after July 22, 2002. As a result of this agreement, we will be able to further develop such products and market them to our customers. The complaint was dismissed on July 22, 2002.

      In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology related to their I2C bus technology. In May 2001, we received a communication from Philips suggesting that royalties may be due and owing on past sales of certain products. We are continuing to investigate this communication.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2002.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

Common Stock Market Prices and Dividends

      Our Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol “CATS.” During fiscal 2000 and part of fiscal 2001 our stock was traded on the over-the-counter bulletin board. The following table sets forth the high and low bid quotations on the over-the-counter market and, after September 6, 2000, the high and low closing sales price for the Common Stock as reported on the Nasdaq SmallCap Market for each calendar quarter of the last two fiscal years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High		Low

Fiscal Year ended April 30, 2001
Quarter ended July 31, 2000	10		6	3/8
Quarter ended October 31, 2000	12	7/1	6 6	1/16
Quarter ended January 31, 2001	8	3/8	3	7/8
Quarter ended April 30, 2001	6	1/4	3	1/16
Fiscal Year ended April 30, 2002
Quarter ended July 31, 2001	5.97		3.55
Quarter ended October 31, 2001	4.35		1.73
Quarter ended January 31, 2002	3.30		2.23
Quarter ended April 30, 2002	3.95		2.67

      As of July 19, 2002, there were approximately 172 registered holders of record of our Common Stock including one holder who is the nominee for an undetermined number of beneficial holders.

      No cash dividends have been declared or paid by us on the Common Stock and we do not anticipate paying any such dividends in the foreseeable future.

      During certain portions of fiscal 2002, we repurchased a total of 193,700 shares of our Common Stock pursuant to an open market repurchase program and also repurchased a block of 1.5 million shares of our common stock in a separately authorized private transaction. Please refer to Note 7 — Stockholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding our repurchase program. See also “Item 13 — Certain Relationships and Related Transactions.”

Sales of Unregistered Securities

      None.

Item 6.     Selected Consolidated Financial Data

      The following table presents selected our consolidated financial data. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K including the information under the caption “Certain Factors that May Affect Our Future Results”.

	Year Ended April 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$42,791	$98,015	$49,527	$31,987	$34,579
Cost of revenues	27,158	50,863	26,837	20,909	39,025

Gross profit (loss)	15,633	47,152	22,690	11,078	(4,446)
Operating expenses:
Research and development	4,380	4,543	2,846	2,335	4,462
Selling, general and administrative	10,652	13,490	9,042	7,718	9,111

Income (loss) from operations	601	29,119	10,802	1,025	(18,019)
Interest income (expense), net	663	793	(492)	(802)	(847)

Income (loss) before income taxes	1,264	29,912	10,310	223	(18,866)
Income tax provision	494	2,560	300	—	—

Net income (loss)	$770	$27,352	$10,010	$223	$(18,866)

Net income (loss) per share:
Basic	$0.04	$1.63	$0.69	$0.02	$(2.28)

Diluted	$0.04	$1.36	$0.50	$0.02	$(2.28)

Weighted average common shares:
Basic	17,829	16,744	14,552	12,189	8,263

Diluted	20,439	20,169	19,974	13,678	8,263

	Year Ended April 30,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,295	$30,534	$6,205	$1,852	$534
Total current assets	45,510	50,589	21,087	9,627	16,105
Total assets	47,924	53,178	22,943	11,566	18,939
Total current liabilities	9,296	12,073	12,378	12,697	22,307
Total long-term liabilities and capital lease obligations	3,262	1,992	64	81	501
Stockholders’ equity (deficit)	35,366	39,113	10,501	(1,212)	(3,869)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this annual report on Form 10-K. In addition, in order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we hereby notify our readers that the factors set forth in “Certain Factors that May Affect Our Future Results” as set forth below in this Item 7, as well as other factors, in the past have affected and in the future could affect our actual results and could cause our results for future periods to differ materially from those expressed in any forward looking statements made by or on our behalf, including without limitation those made in this report. All forward looking statements included in this report are based upon information available to us on the date of filing and we assume no obligation to update such forward-looking statements.

Overview

      Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies.

      Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of our business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000 and the first half of fiscal 2001, we reduced our manufacturing costs, increased the efficiency of our manufacturing operations and the selling prices for certain products that we produce increased, all contributing to the increased gross margin percentages. During the second half of fiscal 2001, we experienced cancellations of orders by our customers, increased supplies of competitive products, decreased prices and decreasing revenues. Revenues, gross profits, selling prices and net income continued to decline through the second quarter of fiscal 2002. In the second half of fiscal 2002, quarterly revenues, gross profits and net income increased slightly. We could, however, experience an increase in our manufacturing costs, a decrease in our unit shipments and a further downward trend in product pricing in the future, all factors which could adversely affect our operating results.

Results of Operations

Fiscal Year Ended April 30, 2002 Compared to Fiscal Year Ended April 30, 2001

      Revenues. Total revenues consist of net product sales. A substantial portion of net product sales are made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues decreased by 56% to $42.8 million in fiscal 2002 from $98.0 million in fiscal 2001. The decrease was primarily attributable to a decrease in sales of our EEPROM products and price decreases caused by an excess supply of semiconductors and other unfavorable industry-wide conditions. Shipments of our EEPROM devices decreased by $46.2 million to $35.5 million or 83% of revenues in fiscal 2002 compared to $81.7 million or 83% of revenues in the prior year. The decrease was also attributable to the deteriorating market conditions. Shipments of our Flash memory devices decreased by $9.4 million to $6.9 million or 16% of revenues in fiscal 2002 compared to $16.3 million or 17% of revenues in the prior year. The decrease in Flash product sales was also attributable to the deteriorating market conditions. Shipments of our mixed signal products were $0.4 million for fiscal 2002, compared to $0.2 million in fiscal 2001. The increase in mixed signal product shipments was due to the limited number of products available for sale and because most of these products were introduced in fiscal 2002. International sales contributed 69% of net product sales in fiscal 2002 as compared to 60% in fiscal 2001. The increase in percentage of international revenues in fiscal 2002 was primarily attributable to our increased sales in the Far East due to increased market demand and our ability to be more competitive in the region as a result of certain cost reductions. All sales of our products are in US dollars, minimizing the effects of currency fluctuations.

      Gross Profit. Gross profit for fiscal 2002 was $15.6 million or a gross margin of 37% compared to gross profit of $47.2 million or a gross margin of 48% for fiscal 2001. The decrease in gross profit was primarily attributable to decreased selling prices and decreased revenues. In fiscal 2001, we benefited from the release of $2.0 million in inventory reserves due to the sale of inventories previously reserved. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six or twelve months. The decrease in gross margin percentage in fiscal 2002 was due to decreased selling prices and decreases in the level of sales of products with higher gross margins. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. These expenses in foreign currencies are not material to us.

      Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, contract engineering services, depreciation of equipment and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses decreased 2% to $4.4 million in fiscal 2002 from $4.5 million in fiscal 2001. The decrease was primarily attributable to a $0.1 million decrease in wafers purchased for development purposes. As of April 30, 2002, we employed 24 people in research and development activities in addition to the equivalent of 15 more at Lxi, compared to 21 employees plus 11 under our informal arrangement with Lxi as of April 30, 2001. As a percentage of revenues, R&D expenses increased to 10% from 5%. This increase in percentage was attributable to the decrease in revenues. See “Item 13 — Certain Relationships and Related Transactions.”

      Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer (D&O) insurance. SG&A expenses decreased $2.8 million or 21% to $10.7 million in fiscal 2002 from $13.5 million in fiscal 2001. This decrease was primarily attributable to a $1.5 million decrease in personnel related expenses and a $1.0 million decrease in commissions paid to outside representatives. As a percentage of revenues, SG&A expenses increased to 25% from 14%. The reason for the increase in the percentage of revenue was the decrease in revenues.

      Net Interest Income and Expense. We earned net interest income of $663,000 or 2% of revenues in fiscal 2002 compared to net interest income of $793,000, or 1% of revenues, in fiscal 2001. The decrease in net interest income was primarily attributable to the decreased interest rate paid on our cash balances.

      Income Tax Provision. The provision for income taxes was $494,000 or 39% of earnings before taxes in fiscal 2002 compared to $2.6 million or a 9% provision for taxes in fiscal 2001. The increase in our effective tax rate was due to the full utilization of loss carryforwards in fiscal 2001 and tax credits that were available as a result of credit carryforwards. During fiscal 2002, we generated new tax loss carryforwards and additional tax credits such that as of April 30, 2002, we had combined net operating loss carryforwards and R&D and stock option related credit carryforwards totaling, for federal and state purposes, $12.0 million and $1.5 million, respectively, which begin to expire in fiscal 2005. Of this total of $13.5 million of tax credits, $3.3 million is related to stock option credits which will reduce our tax payments but the benefit will be credited to stockholders’ equity rather than income when we conclude that it is more likely than not that the net deferred tax assets will be fully realizable.

     Fiscal Year Ended April 30, 2001 Compared to Fiscal Year Ended April 30, 2000

      Revenues. Total revenues increased by 98% to $98.0 million in fiscal 2001 from $49.5 million in fiscal 2000. The increase was primarily attributable to an increase in sales of our EEPROM products and price increases caused by excess demand and other favorable industry-wide conditions. Shipments of our EEPROM devices increased by $41.2 million to $81.7 million or 83% of revenues in fiscal 2001 compared to $40.5 million or 82% of revenues in the prior year. The increase was attributable to improved market conditions and increased wafer supplies from our foundry service providers. Shipments of our Flash memory devices increased by $7.3 million to $16.3 million or 17% of revenues in fiscal 2001 compared to $9.0 million or 18% of revenues in the prior year. The increase in Flash product sales was attributable to increases in the quantity of units shipped and increases in the average selling price (ASP) for such products. International sales contributed 60% of net product sales in fiscal 2001 as compared to 61% in fiscal 2000. All sales of our products were in US dollars.

      Gross Profit. Gross profit for fiscal 2001 was $47.2 million or a gross margin of 48% compared to gross profit of $22.7 million or a gross margin of 46% for fiscal 2000. The increase in gross profit was primarily attributable to increased revenues, reduced production costs and increased selling prices. We also benefited from the release of $2.0 million in inventory reserves due to the sale of inventories previously reserved. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time from the balance sheet date. The increase in gross margin percentage is due to increased selling prices, decreased price per unit assembly and testing costs and our increasing the level of sales of products with higher gross margins.

      Research and Development. R&D expenses increased 61% to $4.5 million in fiscal 2001 from $2.8 million in fiscal 2000. The increase was primarily attributable to a $1.0 million increase in personnel related expenses. As of April 30, 2001, we employed 21 people in research and development activities, compared to 15 as of April 30, 2000. As a percentage of revenues, R&D expenses decreased to 5% from 6%. This decrease was attributable to the increase in revenues.

      Selling, General and Administrative. SG&A expenses increased 50% to $13.5 million in fiscal 2001 from $9.0 million in fiscal 2000. This increase was primarily attributable to a $1.6 million increase in commissions paid to outside representatives, a $1.2 million increase in personnel related expenses and $0.5 million in additional provisions for uncollectable receivables. As a percentage of revenues, SG&A expenses decreased to 14% from 18%. The reason for the decrease in the percentage of SG&A as a percentage of revenues is the increase in revenues.

      Net Interest Income and Expense. We had net interest income of $793,000 or 1% of revenues in fiscal 2001 compared to net interest expense $492,000, or 1% of revenues, in fiscal 2000. The change to net interest income from net interest expense is primarily attributable to increased interest earnings from the increased cash on hand and decreased borrowing from lenders. The decrease in net interest expense as a percentage of revenues was attributable to decreased borrowing and the increase in revenues.

      Income Tax Provision. The provision for income taxes was $2.6 million or 9% of earnings before taxes in fiscal 2001 compared to $300,000 or 3% provision for taxes in fiscal 2000. During fiscal 2001, we fully utilized the tax credits that were available as a result of previous years’ losses.

      As of April 30, 2000 we had available net operating loss carryforwards of approximately $22.8 million and credit carryforwards of approximately $0.7 million for federal tax purposes.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product shipments and returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Specifically, we believe that the following accounting policies and estimates are most important to the portrayal of our financial condition and results and require management’s most difficult judgments:

Inventory Reserves

      We record inventory reserves for estimated unmarketable inventory equal to the cost of inventory estimated to be in excess based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs are also required. Inventory reserves are also taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the value of and the estimated cost to sell any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory and costs to sell exceed the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the even lower estimated sales price.

Revenue Recognition

      For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns and allowances are estimated based primarily upon historical experience and provided at the time of shipment.

      For sales to distributors with agreements allowing for price concessions and product returns, we recognize revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount, for a given period of time. Revenue is recognized when a distributor sells the product to an end-user, at which time the sales price becomes fixed.

      On our sales to end-users, we record estimated reductions to revenue for the return of products at the time revenue is recognized. If market conditions were to weaken, we may face higher volumes of product returns possibly resulting in an incremental reduction of revenue at the time products are returned. If we were to experience an increased rate of product returns, our sales would be further reduced by the increased reserves taken to cover the increased amount of our products expected to be returned.

      At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, we relieve inventory for the carrying value of the goods shipped since legal title has passed to the distributor and we record the gross margin in “deferred gross profit on shipments to distributors”, a component of current liabilities on our balance sheet. Deferred margin represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods could be less than the deferred margin as a result of price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past, however, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.

Allowances for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation Allowances

      We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income in assessing the need for the valuation allowance. In the event we are to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income and shareholders equity in the period such determination is made.

Liquidity and Capital Resources

      Total cash decreased $4.2 million to $26.3 million as of April 30, 2002 from $30.5 million as of April 30, 2001. Net cash provided by operations was $1.3 million for the year ended April 30, 2002, which was due primarily to net income of $770,000, adjusted for depreciation and amortization of $1,008,000, an addition to the provision for doubtful accounts of $200,000, an increase in the provision for excess and obsolete inventory of $72,000 and a decrease in gross accounts receivable of $1.7 million related to decreased sales and manufacturing activity, an increase in accounts payable of $852,000, related to our increased wafer purchases and an increase in other credits of $1.3 million. Such increases were partially offset by an increase in gross inventories of $472,000, an increase in other current assets of $642,000 related to an expected refund of income taxes paid in a previous year and a decrease in accrued expenses of $1.1 million. For the one year period ended April 30, 2001, net cash of $25.8 million was provided by operations, principally by net income of $27.4 million, adjusted for depreciation and amortization of $1,051,000, additions to the provision for doubtful accounts of $464,000, an increase in the provision for excess and obsolete inventory of $2.7 million, $3.9 million from the increase in accrued expenses, primarily due to the provision for income taxes and $1.1 million from the increase in deferred gross profit on shipments to distributors. Such increase was partially offset by an increase in gross accounts receivable of $548,000, an increase in gross inventories of $7.5 million due to the increase availability of wafers, plus $2.5 million from the decrease in accounts payable due to the decreasing manufacturing activity.

      Our investing activities used $833,000 during the year ended April 30, 2002 and were related primarily to the acquisition of equipment for our manufacturing operations. Cash used in investing activities for the year ended April 30, 2001 was $1.8 million which was primarily related to the purchase of equipment for our manufacturing operations.

      Financing activities used $6.8 million during the year ended April 30, 2002, consisting primarily of $5.1 million utilized for the repurchase of an aggregate of 1,693,700 shares of our common stock, 1,500,000 of which were repurchased in a private transaction and the remainder of which were open market purchases made through our announced open market repurchase program and approximately $2.1 million was used to pay off the bank credit line and the remaining capital lease obligations. Net cash provided by the sale of common stock through the exercise of stock options totaled $451,000 during fiscal 2002. During the year ended April 30, 2001, the cash provided by financing activities was $328,000, primarily from $540,000 in proceeds from stock option exercises less $212,000 used to pay down our lease and bank obligations.

      As of April 30, 2002, we were indebted to various creditors in the amount of approximately $4.3 million. This amount is comprised of approximately $3.6 million for wafers and inventory processing and approximately $0.7 million for other goods and services.

      We do not have any material contractual obligations or commercial commitments to make any future payments other than with respect to the facilities lease for our principal business office in Sunnyvale which will expire in 2006. Further, we do not engage in any off-balance sheet arrangements or transactions. The following table shows the aggregate future minimum lease payments, by fiscal year, that we are obligated to pay under the terms of the non-cancelable operating leases we currently have for our various facilities, principally our headquarters building in Sunnyvale, California (in thousands):

Years ending	Operating
April 30,	Leases

2003	$529
2004	449
2005	462
2006	476
2007	120

$2,036

      In light of the current economic and competitive climate, we continue to monitor our liquidity resources. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. In our competitive industry, we must constantly consider the need to make significant expenditures in connection with our research and development efforts. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any acquisition of other businesses or technology. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do determine to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in incremental dilution to our existing investors.

Effects of Transactions with Related Parties

      During the fourth quarter of fiscal 2000, Catalyst began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 24% of the outstanding shares of Catalyst. Mr. Roland Duchâtelet, the Chairman and CEO of Elex NV, serves as a member of our Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, our principal wafer fab since 1985. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design, the purchase order calls for monthly deliveries over a one year period at a set price for each wafer delivered. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the year ended April 30, 2002, our purchases from Xfab totaled $1.2 million. As of April 30, 2002, the total amount owed Xfab was $184,000.

      We have had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Officers of Catalyst, Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. The number of full-time engineers we use is dependent upon the scope and number of R&D projects we have in process at a given time. For example, during the month of April 2002, Essex employed the equivalent of approximately 15 full-time engineers to perform the services on our behalf. These services relate to key development projects of Catalyst including development, design, layout and test program development services. We do not have any contractual commitment to obtain these services from Lxi, nor does Lxi have any obligation to provide these services to us. During the fiscal year ended April 30, 2002 we recorded $852,000 of engineering fees from Lxi for engineering design services provided to us by Lxi. As of April 30, 2002 the total amount owed to Lxi was $228,000.

      One of our directors, Mr. Lionel Allan, also serves as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we paid consulting fees of $8,333 per month throughout Fiscal 2002. The consulting agreement will expire on August 14, 2003.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interest method of accounting is no longer allowed. SFAS No. 142 requires that goodwill and other indefinite life intangible assets will no longer be amortized but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. The adoption of SFAS Nos. 141 and 142 will not have any effect our financial statements.

      In October 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provision of Accounting Principles Board (APB) No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 does not apply to the impairment of goodwill and non-amortizable intangibles. We expect that the adoption of SFAS No. 144 will not have a material effect on our financial statements.

Certain Risks that May Affect Our Future Results

      We desire to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the “Reform Act”) that provides a “safe harbor” for forward-looking statements made by or on our behalf. We hereby caution stockholders, prospective investors in Catalyst and other readers that the following important factors, among others, in some cases have affected and in the future could affect, our stock price or cause our actual results for the fiscal year and quarter ending April 30, 2002 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

Our quarterly operating results may fluctuate due to many factors and are difficult to forecast.

      Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for our products;

•	volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in the five quarters ended April 30, 2002 and during the fiscal years April 30, 1999 and 1998);

•	the need to establish additional inventory reserves due to the expected selling prices falling below the amounts paid to produce and sell certain parts, or if our expectations for sales of our inventory fall below the quantities that we have on hand;

•	charges to bad debt expense caused by accounts receivable that become unlikely to be collected in a reasonable amount of time, if ever;

•	the timing of new product introductions and significant orders of our products;

•	increased expenses associated with new product introductions, process changes and/or expanding our sales channels;

•	gains or losses of significant customers;

•	fluctuations in manufacturing yields;

•	changes in our product mix;

•	increases in wafer prices due to increased market demand and other factors;

•	prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	foreign currency fluctuations; and

•	general economic conditions.

We anticipate that a significant portion of our revenue may be derived from a limited number of large orders and we expect that the timing of receipt and fulfillment of these orders may cause fluctuations which could be material to our operating results, particularly on a quarterly basis.

      Our quarterly revenue and operating results are difficult to forecast due to the previously described factors. We base our expense levels, in significant part, on our expectations as to future revenue and our expenses are therefore relatively fixed in the short term. If our expected revenue levels fall below our forecasts, as has occurred again during the most recent fiscal year, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses vary with our revenue.

The semiconductor industry is highly cyclical in nature.

      We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar years 1997 and 1998 and again during 2001. We currently face and in the future may face diminished product demand, accelerated erosion of average selling prices and gross margins and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

      For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998 and throughout calendar year 1999 and incurred substantial losses during that period. During fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins into fiscal 2001 through the quarter ended October 2000. During each of the fiscal quarters ended January 2001, April 2001, July 2001 and October 2001, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Since the twelve month period ended October 2001, we have seen increased quarterly revenues but the rate of revenue growth that we experienced may not be sustained and could be reversed. Thus we are concerned about the ability of continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our 1998 and 1999 operating results.

      Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. The improved market conditions we experienced in calendar year 1999 and the first ten months of calendar year 2000 have deteriorated significantly. During the latter half of the fiscal year ended April 30, 2001 and in the first half of fiscal 2002, we experienced decreases in orders from customers and found that lower selling prices were necessary to remain competitive in the market. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers’ products.

General economic conditions may reduce our revenues and harm our business.

      We are subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the current worldwide economic slowdown and, in the United States in particular, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2003 or for the entire year. These conditions would negatively affect our business, financial condition and results of operations.

If our products fail to keep pace with the rapid technological changes in the semiconductor industry, we could lose customers and revenue.

      Our product markets are characterized by rapidly changing technology and product obsolescence. A key factor to our business success is the timely introduction of new products at competitive price and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to achieve higher product densities and thereby reduce product costs. For example, most of our products are currently designed and manufactured using a 0.8 micron CMOS

EEPROM process or a 0.6 micron Flash memory process. We may not be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, our products may not achieve market acceptance. Our failure to complete and introduce new products at competitive price/ performance levels could materially and adversely affect our business, financial condition and operating results. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production of new products, successful completion of technology transitions with acceptable yields and reliability, or the lack of commercial acceptance of new products we introduce to the market.

We depend on a small number of suppliers for the supply of wafers.

      We do not manufacture the semiconductor wafers used for our products. Oki Electric Industry, Co., Ltd. (Oki) in Japan has supplied wafers to us since 1987 and was our sole foundry source until the quarter ended April 30, 2000. At that time, an additional foundry, Xfab, began to provide a limited number of products to us and the volumes currently provided by Xfab are considerably less than Oki currently provides. We do not presently have a wafer supply agreement with Oki or Xfab and instead purchase wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

•	the risk of inadequate wafer supplies to meet our production needs;

•	increased prices charged by such independent foundries;

•	the unavailability of or interruption in access to required or more cost effective process technologies;

•	reduced control over delivery schedules, manufacturing yields and costs; and

•	the risks associated with international operations more fully described below.

We are not always able to obtain sufficient increased quantities of wafers from Oki to fulfill some of the current customer demand. Although we have a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, we have not ordered any wafers from UMC since December 1997.

      On September 6, 2000, we announced an agreement with Oki that resulted in a significant increase in foundry capacity available to us for a one year period that commenced in September 2000 in return for two payments totaling $10.0 million. These payments were added to the cost of inventories purchased during the ten month period ended March 2001 and were reflected in our cost of sales as the associated inventory was sold. The last of the inventories associated with the payment for additional foundry capacity was sold in the quarter ended October 2001. As market conditions deteriorated before that inventory was sold we were expensing a portion of such payments during a period in which the selling price of that product decreased, adversely affecting our gross margins.

      To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at its facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 24% stockholder of the Company as of July 23, 2002 and Mr. Roland Duchâtelet, the chairman and CEO of Elex NV, serves as a member of our Board of Directors. The addition of Xfab as a second foundry source has enabled us to somewhat reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, Oki may not continue to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

•	the loss of Oki or Xfab as a supplier;

•	our inability to obtain additional capacity at Oki or Xfab;

•	our inability to qualify Xfab for additional products;

•	our ability to qualify other wafer manufacturers for desired foundry capacity; or

•	any other circumstances causing a significant interruption in our supply of semiconductor wafers.

We have incurred significant losses or experienced significant negative cash flow from operations during several recent fiscal years.

      We have incurred significant losses or experienced significant negative cash flow from operations during several recent fiscal years. Such negative cash flow during fiscal 1999 and 1998 significantly reduced our available capital. During fiscal 1999, we successfully took steps to address and resolve issues relating to our poor cash flow position. During the fiscal year ended April 30, 2002, our cash on hand decreased by $4.2 million, principally due to $5.1 million in repurchases of our stock. Although as of April 30, 2002, we had cash on hand of $26.3 million, we may not continue to generate sufficient revenue and profits to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow and we continue to monitor expenses and to conserve our available cash. However, to the extent we suffer any adverse effects to our revenues or margins because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

      We may need to seek additional equity or debt financing to address our working capital needs and to provide funding for capital expenditures although we have no present intention to do so. If required, additional funding may not be available at acceptable terms, if at all. If we are successful in raising additional funds through the issuance of equity securities, our existing stockholders could experience significant dilution or the securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available to us or are not available on acceptable terms, further reductions in our operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on our business, operating results and financial condition.

The trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

      Our stock price has been and may continue to be subject to significant volatility. Any shortfall in revenues or earnings from levels expected or projected by investors or others could have an immediate and significant adverse effect on the trading price of our common stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations, affecting the market prices for many high technology companies and small capitalization companies and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for our common stock.

The manufacture of semiconductor wafers is highly complex and sensitive to a wide variety of factors that may adversely affect our ability to generate future revenues.

      The manufacture of semiconductor wafers for our products is highly complex and sensitive to a wide variety of factors typical in the semiconductor industry such as:

•	lower than anticipated production yields experienced by outside wafer foundries from time to time;

•	incurring the time and expense to develop alternative foundry sources;

•	experiencing substandard yield during the initial developmental stages of a new process;

•	inability to receive sufficient quantities of wafers at favorable prices on a timely basis, especially in periods of increased demand;

•	material disruptions in the supply of wafers as a result of low manufacturing yield or other manufacturing problems; and

•	production transition delays.

      Our ability to generate future revenues may be adversely affected by such delays and reductions that result in the cancellation of customer orders. Thus, any of the following events could delay shipments, result in the loss of customers and have a material adverse effect on our business and operating results:

•	the loss of Oki or Xfab as a supplier;

•	the failure to further develop Xfab as a reliable foundry in an expeditious and cost-effective manner;

•	any prolonged inability to obtain adequate yields or deliveries from Oki or Xfab; and

•	any other circumstance that would require us to seek and qualify alternative sources of supply of such products.

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

      The semiconductor industry is intensely competitive and has been characterized by rapid price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. Average selling prices in the semiconductor industry generally and, for our products in particular, have decreased significantly and rapidly over the life of each product. We expect that average selling prices for our existing products will decline rapidly in the future and that average selling prices for each new product will decline significantly over the life of the product. Declines in average selling prices for our products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease our overall gross margins, could cause a negative adjustment to the valuation of our inventories and could materially and adversely affect our operating results.

      We compete with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we compete successfully with respect to each of these factors; however price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include STMicroelectronics, Atmel, Microchip, Fairchild Semiconductor and Xicor, all of which have substantially greater resources than us.

      The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, particularly since the first quarter of fiscal 1997, intense price competition resulting in major reductions in average selling prices and corresponding reductions in margins. Our Flash memory products compete on the basis of product performance, price and customer service. However, given the development of higher density/ lower cost products and the intense price competition prevalent for these products, we may not be able to compete successfully in the future against our competitors on the bases of these or other competitive factors.

We periodically experience an oversupply or shortage of wafer fabrication capacity due to volatile demand and thus we risk forecasting incorrectly and producing excess or insufficient inventories of particular products, which may adversely affect our results.

      We have previously experienced periodic oversupply or shortages of wafer fabrication capacity due to the cyclical nature of the semiconductor industry. Since we must order products and build inventory substantially in advance of product shipments, we risk forecasting incorrectly and producing excess or insufficient inventories of particular products. Demand for our products is volatile and customers often place orders with short lead times. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. Our inventory may not be reduced by the fulfillment of customer orders and in the future we may produce excess quantities of our products. To the extent we produce excess inventories of particular products, our operating results could be adversely affected by charges to income that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory writedowns or other related factors.

      For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices of our products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. Inventory reserve adjustments in fiscal 2001 totaled $4.7 million which were partially offset by the release of $2.0 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001. During fiscal 2002, the net effect of inventory reserve adjustments was minimal.

      In addition, in fiscal 1998 and to some extent during fiscal 2001 and fiscal 2002, our ability to forecast future demand and selling prices diminished. It is our policy to fully reserve all inventories that we do not expect to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing six or twelve months. During most of our recent fiscal periods, as a result of reductions in estimated demand for our various products, we have provided additional reserves for excess quantities and obsolescence for certain products, primarily our Flash and EEPROM products. In fiscal 1998, the rapid erosion of selling prices also left us with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

We rely on outside providers of engineering services and the loss of these services may cause a significant interruption in our supply of engineering resources.

      To supplement our limited engineering staff dedicated to product research and development activities, we utilize the services of various outside semiconductor design services. The most significant is an informal arrangement we have had in place since 1995 to obtain engineering services from Lxi Corporation (Lxi) of which our officers Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively. Lxi provides these services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The aggregate number of hours of engineering services provided to us varies by quarter. During the month of April 2002, Essex employed the equivalent of approximately 15 full-time engineers to perform services relating to key development projects including development, design, layout and test program development services. Because we do not have a formal contractual arrangement with Lxi, Lxi is not obligated to perform these services. There is no guarantee that Lxi will continue to supply a sufficient number of engineers to fulfill our requirements for outsourced engineering services and we may not be able to procure engineering services from an additional source in a timely manner or at comparable rates. Our business, financial condition and results of operations could be materially adversely affected by the loss of Lxi as a supplier of outsourced engineering services and, to a lesser extent, the loss of our other providers of outsourced engineering services, our inability to obtain comparable new suppliers of such services, or any other circumstances causing a significant interruption in our supply of engineering resources. See also “Item 13 — Certain Relationships and Related Transactions” and Note 10 — “Related Party Transactions” contained in the Notes To Consolidated

Financial Statements of this report on Form 10-K for additional information regarding our relationship with Lxi.

We may not be able to sustain market acceptance for our Flash memory products.

      A significant amount of our net revenues have been and continue to be derived from sales of Flash memory products. Flash memory products represented 16% of our shipments during the fiscal year ended April 30, 2002 and represented 17%, 18% and 25% of our shipments, respectively, in each of fiscal years 2001, 2000 and 1999. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time. We may not be able to sustain the market acceptance for our Flash memory products. We anticipate continued price and other competitive pressures, which adversely affected our fiscal 1998 and 1999 operating results, to adversely affect our future operating results.

We rely on third-party subcontractors to sort, assemble, test and ship our products to customers.

      We outsource portions of our planning, finish work and test functions for certain products, as well as our inventory management (shipping and receiving) function to subcontractors who are primarily located in Thailand and The Philippines. This reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and currency risks. Such risks could lead to delays in product deliveries, lost sales and increased costs which could harm our customer relationships and result in lower profitability.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

      For the fiscal year ended April 30, 2002, international sales comprised 69% of our product sales. Additionally, for fiscal 2001, 2000 and 1999, international sales accounted for approximately 60%, 61% and 45%, respectively, of our product sales. The lower percentage in international sales in 1999 was primarily attributable to the transition in Japan from Marubun Corporation, our former distributor which resigned in fiscal 1998, to various smaller alternative distributors that serve similar markets and our inability to compete with the low selling prices in certain Far East markets. In fiscal 2000, we were able to reenter certain Far East markets, contributing to the increased international sales. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

•	greater fluctuations in demand for our products due to the increased sensitivity to pricing changes in certain markets, particularly the Far East;

•	fluctuations in exchange rates;

•	imposition of government controls;

•	political and financial instability;

•	trade restrictions;

•	changes in regulatory requirements;

•	difficulties in staffing international operations; and

•	longer payment cycles.

Currently, all our sales are invoiced and paid in U.S. Dollars, reducing our direct exposure to currency fluctuations. Recently, several customers in Europe have requested that we develop the ability to invoice them in Euros. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of our purchases are in US dollars, minimizing any direct currency fluctuation risk. Our business however, is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

A relatively small number of customers have accounted for a significant portion of our net revenue in the past and the loss of one or more of our current customers, additional volume pricing arrangements or an early termination or delay in shipments can affect our results adversely.

      A relatively small number of customers have accounted for a significant portion of our net revenue in the past. For the fiscal year ended April 30, 2002, sales to Future Electronics, Inc., a worldwide distributor, represented 11% of our revenues. For the fiscal year ended April 30, 2001, sales to Future Electronics, Inc. represented 14% of our revenues. For the fiscal year ended April 30, 2000, sales to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan, each represented more than 10% of our revenues (13%, 12% and 11% respectively).

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

We have been unable to fulfill all our customers’ orders according to the schedule originally requested due to the constraints in our wafer supply.

      Due to the constraints in our wafer supply, from time to time we have been unable to fulfill all our customers’ orders according to the schedule originally requested. Although we strive to increase our supply of wafers and communicate to our customers the scheduled delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may seek to cancel their outstanding orders. This would result in lower revenues and profits, excess inventories and increased inventory reserves. Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by us and our competitors, fluctuations in customer demand for our products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in recent fiscal years).

We rely upon our intellectual property and proprietary technology and may receive notices from time to time that allege we have infringed the intellectual property rights of others.

      In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, we were served with a complaint alleging that we are infringing the intellectual property rights of Xicor, Inc., a maker of nonvolatile memory products. We entered into a settlement agreement with Xicor in June 2002 pursuant to which we have received a license to manufacture the disputed products in exchange for certain royalty payments to Xicor in connection with shipments of certain of our digital potentiometer products made subsequent to July 22, 2002, the date on which the complaint was dismissed. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award. Please see Note 9 — “Contingencies” contained in the Notes To Consolidated Financial Statements “Item 3. Legal Proceedings” in this Report on Form 10-K for additional information.

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

      Our ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel. Competition for such personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain such personnel or attract other highly qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain any such highly qualified personnel.

We depend on manufacturers’ representatives and distributors to distribute our products.

      We market and distribute our products primarily through manufacturers’ representatives and independent distributors. Our distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. Our operating results could be materially adversely affected by the loss of one or more manufacturers’ representatives or distributors, or the decision by one or more distributors to reduce the number of our products offered by such distributors or to carry the product lines of our competitors.

We may not be able to expand our proprietary technology if we do not acquire rights to use key technologies, consummate potential acquisitions or investments or successfully integrate them with our business.

      To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms or consummate transactions with such candidates, the failure of which could slow our growth strategy. We may also have difficulty in acquiring licenses to use proprietary technologies of third parties to expand our product lines. We may have difficulty integrating the acquired products, personnel or technologies of any acquisition we might make. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

      Our Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of common stock in the event a third party acquires more than 15% of our stock, our Board’s ability to issue “blank check” Preferred Stock without stockholder approval and our staggered terms for our directors, could have the effect of delaying or preventing a change in control of us.

Item 7A.     Quantitative and Quantitative Disclosures About Market Risk

      Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

      Foreign Currency Exchange Rate Risk. The majority of our sales, cost of manufacturing and marketing are transacted in U.S. Dollars. Accordingly, our results of operations are not currently subject to foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been material to us to date.

Item 8.     Financial Statements and Supplementary Data

      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14(a). Please refer to the index to Consolidated Financial Statements on page F-1 hereof.

Quarterly Results of Operations

	Three Months Ended

	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,	April 30,
	2000	2000	2001	2001	2001	2001	2002	2002

	(All numbers are in thousands except per share data)
Net revenues	$25,441	$31,834	$23,579	$17,161	$10,516	$9,166	$10,654	$12,455
Gross profit	13,055	16,641	11,036	6,420	4,038	2,659	3,762	5,174
Net income	8,193	10,423	7,011	1,725	371	(977)	164	1,212
Net income per share
Basic	$0.51	$0.63	$0.41	$0.10	$0.02	$(0.05)	$0.01	$0.07
Diluted	0.40	0.50	0.35	0.09	0.02	(0.05)	0.01	0.06

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of Registrant

      Information relating to our executive officers required by this item appears in “Item 1. Executive Officers and Key Personnel” of this report on Form 10-K.

Directors

      Set forth below are the names of and certain information as of July 25, 2002 about the current directors of Catalyst.

Name	Age	Principal Occupation

Lionel M. Allan	59	President and Chief Executive Officer of Allan Advisors, Inc.
Cynthia M. Butitta	47	Principal, Altair Capital Associates, Chief Operating Officer and Chief Financial Officer of Telik, Inc.
Roland Duchâtelet	55	Chairman of the Board, Elex NV; Chairman of Melexis NV
Henry C. Montgomery	66	Chairman of the Board of Montgomery Financial Services Corporation
Glen G. Possley	62	Managing General Partner, Glen-Ore Associates
Radu M. Vanco	52	President, Chief Executive Officer and Chairman of the Board of Catalyst Semiconductor, Inc.

      Except as indicated below, each director has been engaged in the principal occupation set forth above during the past five years. There are no family relationships between any of our directors or executive officers.

      Lionel M. Allan has served as a director since August 1995. Mr. Allan is President and Chief Executive Officer of Allan Advisors, Inc., a legal consulting firm that he founded in 1992. Mr. Allan is also a director of KTEH Public Television Channel 54, in San Jose, California and is a director of Accom, Inc., a digital video systems company. Mr. Allan is a past director of Global Motorsport Group, Inc. (formerly known as Custom Chrome, Inc.) and is also a director of several privately held corporations. Mr. Allan received an AB from the University of Michigan and a JD from Stanford University.

      Cynthia M. Butitta has served as a director since June 2000. Ms. Butitta co-founded Altair Capital Associates, LLC, a provider of financial advisory services in November 1998 where she continues to serve as a principal and she founded Butitta Consulting Services LLC in September 1997. From December 1995 to September 1997, she served as the CFO and Vice President of Finance and Administration for Connetics, Inc., a biopharmaceutical company. She also served as the CFO of Telik, Inc. from August 1998 to May of 2001 and presently serves Telik as both its CFO and Chief Operating Officer. From June 1994 to December 1995, Ms. Butitta served as the CFO and Vice President of Finance and Administration at InSite Vision, Inc. Ms. Butitta holds a BS in Business and Accounting from Edgewood College in Madison, Wisconsin and a MBA from the University of Wisconsin, Madison.

      Roland M. Duchâtelet has served as a director since September 1999. From September of 1989 to present, Mr. Duchâtelet has served as Chairman of Elex NV, a holding company in Belgium which owns 4,000,000 shares of our Common Stock representing approximately 24% of our outstanding Common Stock. Additionally, Mr. Duchâtelet serves as Chairman of the Board of Directors of Melexis NV, a position he has held since May of 1994 and is also a director of EPIQ NV. Mr. Duchâtelet holds a BS in Applied Economic Sciences, a MBA and a PhD in Electronic Engineering, each from the University of Leuven, Belgium.

      Henry C. Montgomery has served as a director since July 2000. Mr. Montgomery previously served as a member of our Board of Directors from 1990 to 1995. Since 1980, Mr. Montgomery has been and continues to serve as the Chairman of the Board of Montgomery Financial Services Corporation, a management consulting and financial services firm, which has assisted companies in transition or that are financially troubled from time to time. From January 2000 to March 2001, Mr. Montgomery served as Executive Vice President,

Finance and Administration and Chief Financial Officer of Indus International, Inc., a public company engaged in enterprise asset management systems. From May to September 1999 he served as interim Executive Vice President of Finance and Administration and currently serves on the board of directors at Spectrian Corporation, a public company engaged in making cellular base station power amplifiers and power transistors. From November 1996 through July 1997, Mr. Montgomery served as Executive Vice President of SyQuest Technology, Inc., a public company engaged in the development, manufacture and sale of computer hard drives. On November 17, 1998, SyQuest filed a petition under Chapter 11 of the U.S. Bankruptcy Code. From March 1995 to November 1996, Mr. Montgomery served as President and Chief Executive Officer of New Media Corporation, a privately-held company engaged in developing, manufacturing and selling PCMCIA cards for the computer industry. On October 14, 1998, New Media filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. Montgomery also serves as a director of Consolidated Freightways Corporation, a public company in the trucking industry and Swift Energy Company, a publicly owned independent oil and gas company. He holds a BA in Economics from Miami University in Oxford, Ohio.

      Dr. Glen G. Possley has served as a director since July 2000 and as our lead director since May 2001. He is currently a managing general partner at Glen-Ore Associates. From January 1998 through January 2000, Dr. Possley was a partner at International Technology Ventures and N-Able Group. From June 1994 to December 1997 Dr. Possley was President of SubMicron Technology, Inc., a semiconductor company. From April 1992 to May 1994 he was Senior Vice President of Manufacturing at Ramtron International, a semiconductor company. Dr. Possley is currently a director of Novellus Systems, Inc., a semiconductor company. He received a BS in Mathematics from Western Illinois University and a PhD in Physical Chemistry from the University of Kentucky.

      Radu M. Vanco has served as our President and Chief Executive Officer since March 1998, as the Chairman of our Board since February 2001 and as a director since November 1995. From October 1996 to March 1998 he served as Executive Vice President of Engineering, from October 1996 to December 1997 as Chief Operating Officer and from November 1992 to October 1995 as Vice President, Engineering. Mr. Vanco holds an MS in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

      Pursuant to our Certificate of Incorporation, our board of directors is divided into three classes, with the classes serving for staggered, three year terms. In accordance with our Bylaws, the Board has presently set the number of directors at six, consisting of two Class I directors, two Class II directors and two Class III directors. Our Class I directors are Henry C. Montgomery and Radu M. Vanco who will hold office until the annual meeting next following the end of the fiscal year ending April 30, 2002. Our Class II directors are Cynthia M. Butitta and Glen G. Possley who will hold office until the annual meeting next following the end of the fiscal year ending April 30, 2003. Our Class III directors are Lionel M. Allan and Roland Duchâtelet who will hold office until the annual meeting next following the end of the fiscal year ending April 30, 2004.

Section 16(a) Beneficial Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act) requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (SEC). Executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such forms received by us, we believe that during the fiscal year ended April 30, 2002, all such reports were timely filed. Again based solely on our review of copies of such forms received by us, we believe that all filing requirements applicable to our officers, directors and ten percent stockholders have been complied with.

Item 11.     Executive Compensation

      The following table shows the compensation paid by us in Fiscal 2002, 2001 and 2000 to (i) our Chief Executive Officer and (ii) our four most highly compensated officers other than the Chief Executive Officer who served as executive officers at April 30, 2002 (collectively, Named Officers).

Summary Compensation Table

				Long Term Compensation

					Awards	Payouts
				Other
		Annual Compensation		Annual	Restricted	Securities		All Other
	Fiscal			Compen-	Stock	Underlying	LTIP	Compen-
Name and Principal Position	Year	Salary($)	Bonus($)	sation($)(1)	Awards($)	Options(#)	Payouts($)	sation($)(2)

Radu M. Vanco	2002	$344,500	—	$11,500	—	300,000	—	$253
President, Chief	2001	344,500	$391,869	8,400	—	500,000	—	276
Executive Officer and	2000	337,500	422,500	8,400	—	—	—	288
Chairman of the Board
Gelu Voicu	2002	200,000	—	11,500	—	120,000	—	196
Vice President, Product	2001	197,788	160,417	8,400	—	100,000	—	276
Engineering and	2000	164,349	157,500	1,400	—	—	—	288
Manufacturing
Thomas E. Gay III	2002	165,000	—	11,500	—	80,000	—	175
Vice President, Finance	2001	149,536	133,058	8,400	—	75,000	—	251
and Administration and	2000	130,000	97,500	5,600	—	—	—	288
Chief Financial Officer
Irvin W. Kovalik	2002	157,165	—	11,500	—	80,000	—	493
Vice President, Sales	2001	156,923	81,408	8,400	—	75,000	—	792
	2000	150,000	126,874	8,400	—	—	—	702
Barry Wiley	2002	150,000	13,966	—	—	60,000	—	921
Vice President,	2001	150,000	8,885	—	—	50,000	—	792
Marketing	2000	90,196	—	—	—	—	—	—

(1)	Amounts included under “Other Annual Compensation” represent the dollar value of car allowances paid by us for the benefit of such Named Officer for Fiscal 2002, 2001 and 2000.

(2)	Amounts included under “All Other Compensation” represent the dollar value of term life insurance premiums paid by us for the benefit of such Named Officer for Fiscal 2002, 2001 and 2000 as follows: Mr. Vanco — $253, $276 and $288 respectively for life insurance; Mr. Voicu — $196, $276 and $288 respectively for life insurance; Mr. Gay — $175, $251 and $288 respectively for life insurance; Mr. Kovalik — $493, $792 and $702 respectively for life insurance; and Mr. Wiley — $921, $792 and $0 respectively for life insurance.

Employee Benefit Plans

      Each current Named Officer is entitled to participate in our Stock Option Plan (Option Plan). The Option Plan provides for the grant of options, stock purchase rights, Stock Appreciation Rights (SARs) and long-term performance awards.

      The following table sets forth certain information with respect to stock options granted during Fiscal 2002 to the Named Officers. No SARs were granted in Fiscal 2002. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

Option Grants in Fiscal 2002

	Individual Grants(1)
				Potential Realizable Value at
		Percent of Total		Assumed Annual Rates of Stock
	Number of	Options		Price Appreciation for Option Term
	Securities	Granted to	Exercise
	Underlying	Employees in	or Base	Expiration
Name	Options Granted(#)	Fiscal Year(2)	Price($/SH)	Date	5%($)	10%($)

Radu M. Vanco	300,000	15.3%	$1.73	9/26/2011	$385,037	$920,527
Gelu Voicu	120,000	6.1	$1.73	9/26/2011	154,015	368,211
Thomas E. Gay III	80,000	4.1	$1.73	9/26/2011	102,676	245,474
Irv Kovalik	80,000	4.1	$1.73	9/26/2011	102,676	245,474
Barry Wiley	60,000	3.1	$1.73	9/26/2011	77,007	184,105

(1)	No Stock Appreciation Rights were granted to the Named Executive Officers in Fiscal 2002. Options vest 1/3 on the date of grant and the remaining 2/3 vest ratably each month over the next 36-month period. The options have a 10-year term, but are subject to earlier termination in connection with a termination of employment. See also “— Employment Agreements and Change-in-Control Arrangements” for a description of certain acceleration provisions which may be applicable to these options under certain circumstances.

(2)	We granted stock options representing 1,963,500 shares to employees in Fiscal 2002.

      The following table sets forth information with respect to options exercised in Fiscal 2002 by the Named Officers and the value of unexercised options at April 30, 2002.

Aggregate Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

			Number of Securities
			Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			April 30, 2002(#)		April 30, 2002(1)
	Shares Acquired	Value
Name	on Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Radu M. Vanco	695,942	$1,851,340	249,651	635,073	$134,495	$618,224
Gelu Voicu	200,000	533,000	158,031	189,969	178,925	158,125
Thomas E Gay III	0	0	270,157	139,843	560,135	140,715
Irv Kovalik	25,000	97,775	133,908	146,092	195,669	157,431
Barry Wiley	0	0	109,359	142,641	150,321	169,479

(1)	Represents the per share market price at fiscal year end ($2.80) less the exercise price per share. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of our Common Stock as reported on the Nasdaq SmallCap Market on April 26, 2002.

Compensation of Directors

      During the first two quarters of Fiscal 2002, our non-employee directors, currently consisting of Messrs. Allan, Duchâtelet, Montgomery and Possley and Ms. Butitta, each received quarterly fees in an amount equal to $6,250 for each quarter (or $25,000 on an annualized basis) in which they attended a Board meeting (with the exception of our lead independent director, Mr. Possley, who received a fee of $12,500 per quarter (or $50,000 on an annualized basis)), plus $2,500 per each Board meeting attended and $1,000 for each committee meeting attended which was scheduled on a date other than a Board meeting date. During the third and fourth quarters of Fiscal 2002, the Board reduced the director fees to a flat fee of $7,500 per quarter

(with the exception of the lead independent director fee which is $13,750 per quarter). Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at such meetings.

      Each of our non-employee directors is entitled to participate in our 1993 Director Stock Option Plan (Director Option Plan) by receiving automatic annual grants of our Common Stock. Each of our non-employee directors received a grant of an option to purchase 15,000 shares on May 1, 2001 under the Director Option Plan and each such director was also granted an option to purchase 10,000 shares of our Common Stock on May 3, 2001 pursuant to our 1998 Special Equity Incentive Plan. Additionally, on September 27, 2001, each non-employee director was granted an option to purchase 50,000 shares of our Common Stock pursuant to the 1998 Special Equity Incentive Plan, which options were granted in lieu of the automatic annual grant that each such director would have received on May 1, 2002. All options granted prior to May 1, 2000 under the Director Option Plan are subject to cumulative yearly vesting as to one-third of the total grant on each anniversary of the date of grant and terminate five years from the date of grant unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Option Plan. Grants made under the Director Option Plan subsequent to May 1, 2000 are subject to monthly vesting for a period of thirty-six months and terminate ten years from the date of grant unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Option Plan. The grants made on September 27, 2001 from the 1998 Special Equity Incentive Plan vested one-third immediately with the balance vesting monthly over the ensuing 36 months. Under the terms of our Director Option Plan and pursuant to Change of Control Agreements entered into or to be entered into with our non-employee directors, all outstanding options (under the Director Option Plan, the 1998 Special Equity Incentive Plan or otherwise) that are invested on the date of the change of control will automatically become fully exercisable and vested and will be exercisable for a period of three years following the change of control.

Employment Contracts and Change-in-Control Arrangements

      We entered into an employment agreement with Mr. Vanco in May 1998. This agreement has a four-year term which commenced effective as of August 1, 1998 and will expire effective as of July 31, 2002. We are currently in negotiations with Mr. Vanco with respect to entering into a new employment agreement. We entered into severance agreements with each of our executive officers as follows: Mr. Gay in June 1998, Mr. Kovalik in May 1999, Mr. Wiley in September 1999, Mr. Voicu in April 2001 and Mr. Sorin Georgescu, our Vice President of Technology in November 2001. The severance agreements with Mssrs. Gay, Kovalik and Wiley were extended through the end of April 2003 pursuant to an Extension to Severance Agreement entered into with each such officer effective as of February 2002. These agreements entitle such officers to certain severance payments in the event of a termination as a result of a merger, sale or change in ownership of Catalyst (Change of Control) and certain other benefits upon any involuntary termination by us without cause (Involuntary Termination). Pursuant to the terms and conditions of the employment and severance agreements described above, such individuals will receive the following benefits:

(a) Mr. Vanco — for an Involuntary Termination following a Change of Control he shall receive severance payments equal to one time his current compensation (base salary plus bonus accrued in the year of termination) if terminated; for an Involuntary Termination apart from a Change of Control he shall receive a severance payment equal to his current compensation; upon a Change of Control or his death or Involuntary Termination, all stock options become immediately vested and remain exercisable for a period of three years following any such death or Involuntary Termination;

(b) Mr. Voicu — for an Involuntary Termination following a Change of Control he shall receive a severance payment equal to one hundred percent (100%) of his current compensation (base salary plus bonus accrued in the year of termination); and all unvested stock options become immediately vested and remain exercisable for a period of three years following such termination; for an Involuntary Termination apart from a Change of Control he shall receive a severance payment equal to fifty percent (50%) of his current compensation; and all vested stock options remain exercisable for a period of one year following such Involuntary Termination (or his death); and

(c) Messrs. Gay, Georgescu, Kovalik and Wiley — for an Involuntary Termination following a Change of Control, each shall receive a severance payment equal to fifty percent (50%) of his annual salary and all unvested stock options become immediately vested and remain exercisable for a period of three years following such termination; for an Involuntary Termination apart from a Change of Control each shall receive a severance payment equal to twenty-five percent (25%) of his annual salary and all vested stock options remain exercisable for a period of one year following such Involuntary Termination (or his death).

      For the purposes of determining the severance payments described above, salary is generally defined as the annual salary payable to an officer for the fiscal year in which such officer’s termination occurs plus any guaranteed bonus.

Compensation Committee Interlocks and Insider Participation

      None of our executive officers serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors. During Fiscal 2002, Messrs. Allan and Possley and Ms. Butitta served as the members of the Compensation Committee of the Board of Directors. Mr. Vanco participated in the Board’s final approval of executive compensation matters (except as to those matters pertaining to his own compensation).

Board Compensation Committee Report On Executive Compensation

      The following is a report of the Compensation Committee of our Board of Directors (Committee) describing the compensation philosophy and policies applicable to our executive officers with respect to the compensation paid to such officers during Fiscal 2002. The actual compensation paid to the Named Officers during Fiscal 2002 is shown in the “Summary Compensation Table.”

      The Committee is responsible for reviewing and approving our compensation policies and the actual compensation paid to our executive officers. At the end of Fiscal 2002, the Committee was comprised of three (3) of the non-employee directors, Messrs. Allan and Possley and Ms. Butitta.

      Compensation Philosophy. The general philosophy of our compensation program is to offer our Chief Executive Officer and other executive officers competitive compensation packages based upon both our performance as well as the individual’s performance and contributions. Our compensation policies are intended to motivate and reward highly qualified executives for long-term strategic management and the enhancement of stockholder value, to support a performance-oriented environment that rewards achievement of our specific internal goals and to attract and retain executives whose abilities are critical to our long-term success and competitiveness. This is further subject to our financial condition and results of operations. Our compensation program is comprised of three main components, Base Salary, Bonus Plan and Stock Options.

      Base Salary. Base salary for executive officers is set annually by reviewing the competitive pay practices of comparable companies, the skills and performance level of the individual executives and our needs.

      Bonus Plan. Our officers are eligible for bonuses under the terms of individual bonus arrangements. When bonuses are given, they are based upon our performance and financial condition, the individual’s achievement of specific corporate goals as well as the individual’s experience and contributions to our success. During Fiscal 2002, as a result of our performance, none of our executive officers received a bonus.

      Stock Options. The Committee believes that stock options provide additional incentives to officers to work toward maximizing stockholder value. The Committee views stock options as one of the more important components of our long-term, performance-based compensation philosophy. These options are provided through initial grants at or near the date of hire and through subsequent periodic grants based upon performance and promotions, as well as additional grants to provide continuing motivation as earlier grants vest in full. Options granted by us to our executive officers and other employees have exercise prices equal to fair market value at the time of grant and, generally, vest over a four-year period.

      Severance Arrangements. See “Item 13. Certain Relationships and Related Transactions” for a description of severance arrangements for certain executive officers.

      Compensation for the Chief Executive Officer. Mr. Vanco’s base salary was established at a level which the Committee determined to be similar to the amounts paid by comparably sized and comparably performing companies. Effective May 1, 2000, Mr. Vanco’s base annual salary was increased to $344,500.

      The Committee considers equity based compensation, in the form of stock options, to be an important component of a Chief Executive Officer’s compensation. These grants are intended to motivate leadership for our long-term growth and profitability. Options to purchase 300,000 shares of our Common Stock were granted to Mr. Vanco in Fiscal 2002.

      Tax Deductibility of Executive Compensation. The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code adopted under the federal Revenue Reconciliation Act of 1993. This Section disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1,000,000 in any taxable year for any of the executive officers named in the Proxy Statement, unless compensation is performance-based. The Committee has studied the impact of Section 162(m) on our Option Plan and believes that options granted under or equity compensation plans to our officers will meet the requirements for qualifying as performance-based. The Committee therefore believes that Section 162(m) will not affect the tax deductions available to us with respect to the compensation of our executive officers. It is the Committee’s policy to qualify, to the extent reasonable, our executive officers’ compensation for deductibility under applicable tax law. However, if competitive or business circumstances warrant we may in the future pay compensation to our executive officers that may not be deductible.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Cynthia M. Butitta, Lionel M. Allan
and Glen G. Possley

Performance Graph

      The following line graph compares the annual percentage change in the cumulative total stockholder return for our Common Stock with the S&P 500 Index and the S&P Electronics (Semiconductors) Index for the period commencing April 30, 1997 and ending on April 30, 2002. The graph assumes that $100 was invested on April 30, 1997 and that all dividends are reinvested. Historic stock price performance should not necessarily be considered indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG CATALYST SEMICONDUCTOR, INC., THE S & P 500 INDEX
AND THE S & P SEMICONDUCTORS INDEX

*	$100 invested on 4/30/97 in stock or index-including reinvestment of dividends. Fiscal year ending April 30. Copyright ©2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	Cumulative Total Return

	4/30/97	4/30/98	4/30/99	4/30/00	4/30/01	4/30/02

Catalyst Semiconductor, Inc.	$100.00	$48.15	$17.78	$451.85	$250.67	$165.93
S & P 500	100.00	141.07	171.85	189.26	164.71	143.91
S & P Electronics (Semiconductors)	100.00	105.81	155.01	368.00	172.41	140.72

      Notwithstanding anything to the contrary set forth in any our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the preceding Report of the Compensation Committee of the Board of Directors on Executive Compensation, the Audit Committee Report and the Performance Graph are not to be incorporated by reference into any of those previous filings; nor is such report or graph to be incorporated by reference into any future filings which we may make under those statutes.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information known to us regarding beneficial ownership of our common stock as of July 23, 2002 by:

•	each person known by us to beneficially own more than 5% of the outstanding common stock;

•	each of our Named Officers;

•	each of our directors; and

•	all of our Named Officers and directors as a group.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following July 23, 2002 are deemed to be outstanding and beneficially owned by the persons holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated the address for each person listed as a director or officer is c/o Catalyst Semiconductor, Inc., 1250 Borregas Avenue, Sunnyvale, California. Unless otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Percentage of beneficial ownership is based on 16,838,268 common stock outstanding as of July 19, 2002.

	Shares Beneficially
	Owned

	Number	Percent
Name and Address of Beneficial Owner	of Shares	of Total

Elex NV	4,000,000	23.8%
Transportstraat 1 B 3980 Tessenderlo, Belgium
Roland Duchâtelet(1)(2)	4,062,961	24.0
Radu M. Vanco(1)	974,647	5.6
Gelu Voicu(1)	417,426	2.4
Thomas E. Gay III(1)	329,417	1.9
Irvin W. Kovalik(1)	176,291	1.0
Barry Wiley	135,678	*
Henry C. Montgomery	67,761	*
Lionel M. Allan(1)	102,963	*
Cynthia Butitta	57,961	*
Glen G. Possley	57,961	*
All current directors and executive officers as a group (10 persons)(3)	6,383,066	34.6

*	Percentage of shares beneficially owned is less than one percent of total.

(1)	Includes shares issuable upon exercise of stock options as of July 23, 2002 or within 60 days thereafter as follows:

Radu M. Vanco	33,334 shares at $1.7300 150,000 shares at $0.1250 98,958 shares at $5.3750 145,832 shares at $7.2500
Lionel M. Allan	57,501 shares at $0.1250 2,501 shares at $0.4690 26,851 shares at $1.7300 4,444 shares at $4.0700 6,666 shares at $4.1800 5,000 shares at $8.3750
Cynthia Butitta	26,851 shares at $1.7300 4,444 shares at $4.0700 6,666 shares at $4.1800 20,000 shares at $9.5000

Glen G. Possley	26,851 shares at $1.7300 4,444 shares at $4.0700 6,666 shares at $4.1800 20,000 shares at $7.8750
Henry C. Montgomery	26,851 shares at $1.7300 4,444 shares at $4.0700 6,666 shares at $4.1800 20,000 shares at $7.8750
Gelu Voicu	65,500 shares at $0.1250 64,444 shares at $1.7300 29,687 shares at $5.3750 43,749 shares at $7.2500
Thomas E. Gay III	217,500 shares at $0.1250 42,962 shares at $1.7300 19,790 shares at $5.3750 29,165 shares at $7.2500
Irvin W. Kovalik	84,374 shares at $0.1250 42,962 shares at $1.7300 19,790 shares at $5.3750 29,165 shares at $7.2500
Roland Duchâtelet	26,851 shares at $1.7300 20,000 shares at $2.0000 4,444 shares at $4.0700 6,666 shares at $4.1800 5,000 shares at $8.3750
Barry Wiley	83,666 shares at $1.0000 32,222 shares at $1.7300 19,790 shares at $5.3750

(2)	Includes 4,000,000 shares held by Elex NV of which Mr. Duchâtelet is a controlling person. Mr. Duchâtelet disclaims beneficial ownership as to these shares.

(3)	Includes 1,592,697 shares issuable upon exercise of stock options as of July 23, 2002 or within 60 days thereafter, held by Messrs. Vanco, Allan, Possley, Montgomery, Voicu, Gay, Kovalik, Duchâtelet and Wiley and Ms. Butitta as described in Note 1 above.

Equity Plan Compensation Information

      The following table provides information as of April 30, 2002 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1993 Director Stock Option Plan (DOP), the Stock Option Plan (SOP), the 1998 Special Equity Incentive Plan (SEIP) and the Employee Stock Purchase Plan (ESPP):

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,167,478	$2.776	1,488,881 (1)
Equity compensation plans not approved by security holders	0 (2)	0.00	0
Total

(1)	Includes 392,505 shares remaining for issuance pursuant to options under the DOP, 468,496 shares remaining for issuance pursuant to options and stock purchase rights under the SOP, 107,709 shares remaining for issuance pursuant to options, stock appreciation rights, stock purchase rights and long term performance awards under the SEIP and 520,171 shares remaining for issuance under the ESPP. The ESPP was suspended in 1998 when Catalyst was de-listed from the Nasdaq National Market. The number of shares available for issuance was increased by stockholder approval on August 2, 2000 in connection with our application for re-listing on the Nasdaq National Market, which has not yet been achieved, therefore, we have not issued any shares pursuant to the ESPP during this period. We continue to monitor our ability to meet the criteria for re-listing on the National Market and we anticipate re-activating the ESPP at such time as we are able to achieve re-listing on the Nasdaq National Market.

(2)	We do not have any compensation plans under which equity securities are authorized for issuance which have not been approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions

      During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns approximately 24% of the outstanding shares of our common stock as of July 19, 2002. Mr. Roland Duchâtelet, the Chairman and CEO and a major stockholder of Elex NV, has served as a member of our Board of Directors since 1999. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, our principal wafer fab since 1985. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design, the purchase order calls for monthly deliveries over a one year period at a set price for each wafer delivered. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the fiscal year ended April 30, 2002, our purchases from Xfab totaled $1,208,000. As of April 30, 2002, the total amount owed Xfab was $184,000.

      On April 25, 2002, we completed the purchase of a total of 1,500,000 shares of our Common Stock (the “Repurchased Shares”) from Elex NV in a private transaction at a price per share of $3.1255 or an aggregate purchase price of $4,688,250. This sale was effectuated pursuant to a Stock Transfer Agreement dated April 19, 2002 between Elex and Catalyst. The price for the Repurchased Shares was determined at a 5% discount to the closing price of our Common Stock on April 19, 2002, the date we agreed to make such repurchase. For additional information regarding this transaction, please refer to our Report on Form 8-K (SEC File No. 0-21488) filed with the SEC on April 30, 2002.

      We have had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Officers of Catalyst, Messrs. Vanco, Voicu and Gay own approximately 91%, 3% and 1%, respectively, of Lxi. Messrs. Vanco, Voicu and Gay received no payments from Essex or Lxi during the fiscal years ended April 30, 2002, April 30, 2001 and April 30, 2000. Mr. Gay continues to serve as a director of Lxi. The number of full-time engineers we use is dependent upon the scope and number of R&D projects we have in process at a given time. For example, during the month of April 2002, Essex employed the equivalent of approximately 15 full-time engineers to perform the services on our behalf. These services relate to key development projects of Catalyst including development, design, layout and test program development services. Catalyst does not have any contractual commitment to obtain these services from Lxi, nor does Lxi have any obligation to provide these services to us. During the fiscal year ended April 30, 2002 we recorded $852,000 of engineering fees from Lxi for engineering design services provided to us by Lxi. As of April 30, 2002 the total amount owed to Lxi was $228,000.

      For information regarding the employment and severance agreements we have entered into with certain of our executive officers please refer to “Item 11. Executive Compensation — Employment Contracts and Change-in-Control Arrangements.”

      Mr. Allan serves as a consultant to us through his consulting company, Allan Advisors, Inc., which received consulting fees of $8,333 per month throughout Fiscal 2002. Pursuant to an Extension of Consulting

Agreement, entered into between us and Mr. Allan, effective as of June 7, 2001, we extended the term of the consulting agreement to August 14, 2003. Mr. Allan’s consulting agreement calls for acceleration of all unvested options granted to him upon a change of control of Catalyst and all such options will remain exercisable for a three year period following the change of control event.

      Our Certificate of Incorporation limits the liability of directors to the maximum extent permitted by the Delaware General Corporation Law. Our Bylaws also provide that we will indemnify our directors, officers, employees and agents in such circumstances. In addition, we have entered into separate indemnification agreements with our officers and directors that may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

      The transactions described were negotiated at arms length such that their terms are as favorable to us as we believe could have been obtained from an unaffiliated third party.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      See Index to Consolidated Financial Statements on page F-1 hereof.

      (a)(2) Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts.

      All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

      (b) Reports on Form 8-K

      Catalyst filed one report on Form 8-K filed during the quarter ended April 30, 2002 to report the repurchase of shares of our common stock from Elex NV.

      (c) Exhibits

      The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on July 29, 2002.

CATALYST SEMICONDUCTOR, INC.

By:	/s/ RADU M. VANCO

Radu M. Vanco
President, Chief Executive Officer and
Chairman of the Board

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Radu M. Vanco and Thomas E. Gay III, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on July 29, 2002.

By:	/s/ RADU M. VANCO

Radu M. Vanco
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

By:	/s/ THOMAS E. GAY III

Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ LIONEL M. ALLAN

Lionel M. Allan
Director

By:	/s/ CYNTHIA M. BUTITTA

Cynthia M. Butitta
Director

By:	/s/ ROLAND M. DUCHÂTELET

Roland M. Duchâtelet
Director

By:	/s/ HENRY C. MONTGOMERY

Henry C. Montgomery
Director

By:	/s/ GLEN G. POSSLEY

Glen G. Possley
Director

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2002 and 2001
and
For the Three Fiscal Years Ended April 30, 2002, 2001 and 2000
with Report of Independent Accountants

CATALYST SEMICONDUCTOR, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Catalyst Semiconductor, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiary at April 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

May 22, 2002

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,

	2002	2001

	(In thousands, except
	par value data)
ASSETS
Current assets:
Cash and cash equivalents	$26,295	$30,534
Accounts receivable, net	8,929	10,811
Inventories	8,749	8,349
Other assets	1,537	895

Total current assets	45,510	50,589
Property and equipment, net	2,414	2,589

Total assets	$47,924	$53,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$2,025
Accounts payable	4,701	3,970
Accounts payable — related parties	412	291
Accrued expenses	2,481	3,757
Deferred gross profit on shipments to distributors	1,702	1,972
Current portion of capital lease obligations	—	58

Total current liabilities	9,296	12,073
Other credits	3,262	1,992

Total liabilities	12,558	14,065

Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 18,696 issued and 17,002 outstanding at April 30, 2002 and 17,532 shares issued and outstanding at April 30, 2001	19	18
Additional paid in capital	48,755	48,168
Treasury stock, 1,694 at April 30, 2002	(5,105)	—
Accumulated deficit	(8,303)	(9,073)

Total stockholders’ equity	35,366	39,113

Total liabilities and stockholders’ equity	$47,924	$53,178

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,

	2002	2001	2000

	(In thousands, except
	per share data)
Net revenues	$42,791	$98,015	$49,527
Cost of revenues	27,158	50,863	26,837

Gross profit	15,633	47,152	22,690
Research and development	4,380	4,543	2,846
Selling, general and administrative	10,652	13,490	9,042

Income from operations	601	29,119	10,802
Interest income (expense), net	663	793	(492)

Income before income taxes	1,264	29,912	10,310
Income tax provision	494	2,560	300

Net income	$770	$27,352	$10,010

Net income per share:
Basic	$0.04	$1.63	$0.69

Diluted	$0.04	$1.36	$0.50

Weighted average common shares outstanding:
Basic	17,829	16,744	14,552

Diluted	20,439	20,169	19,974

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
			Additional
		Par	Paid in	Treasury	Accumulated
	Shares	Value	Capital	Stock	Deficit	Total

	(In thousands)
Balance at April 30, 1999	13,958	$14	$45,209	$—	$(46,435)	$(1,212)
Exercise of stock options	2,052	2	1,701	—	—	1,703
Net income	—	—	—	—	10,010	10,010

Balance at April 30, 2000	16,010	16	46,910	—	(36,425)	10,501
Exercise of stock options	1,522	2	1,258	—	—	1,260
Net income	—	—	—	—	27,352	27,352

Balance at April 30, 2001	17,532	18	48,168	—	(9,073)	39,113
Exercise of stock options	1,164	1	587	—	—	588
Purchase of stock for treasury	(1,694)	—	—	(5,105)	—	(5,105)
Net income	—	—	—	—	770	770

Balance at April 30, 2002	17,002	$19	$48,755	$(5,105)	$(8,303)	$35,366

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$770	$27,352	$10,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,008	1,051	939
Provision for doubtful accounts receivable	200	464	—
Provision for excess and obsolete inventory	72	2,698	(971)
Changes in assets and liabilities:
Accounts receivable	1,682	(548)	(5,608)
Inventories	(472)	(7,516)	(646)
Other assets	(642)	(271)	118
Accounts payable (including related parties)	852	(2,484)	700
Accrued expenses	(1,139)	3,947	1,090
Deferred gross profit on shipments to distributors	(270)	1,092	(181)
Other credits	1,270	—	—

Net cash provided by operating activities	3,331	25,785	5,451

Cash flows from investing activities:
Acquisition of property and equipment	(833)	(1,784)	(856)

Net cash used in investing activities	(833)	(1,784)	(856)

Cash flows from financing activities:
Common stock issuances	451	540	1,627
Treasury stock purchases	(5,105)	—	—
Payment of line of credit	(2,025)	(3)	(914)
Payment of long-term debt and capital lease obligations	(58)	(209)	(955)

Net cash provided by (used in) financing activities	(6,737)	328	(242)

Net increase (decrease) in cash and cash equivalents	(4,239)	24,329	4,353
Cash at beginning of the period	30,534	6,205	1,852

Cash at end of the period	$26,295	$30,534	$6,205

Noncash financing activity:
Deferred compensation on exercised stock options	$137	$720	$76

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$45	$362	$522

Income taxes	$91	$768	$2

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Operations and Summary of Significant Accounting Policies

Operations

      Catalyst Semiconductor, Inc. (Catalyst or the Company), incorporated in October 1985 and reincorporated in Delaware in May 1993, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

      The Company’s business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company’s revenues and gross margins. Further, reductions in product costs and operating expenses, which were realized due to a cost reduction program by management, have had a favorable impact on profitability. The rebound continued through the first half of fiscal 2001 but during the latter half of the year and for the first half of fiscal 2002, demand for the Company’s products and unit pricing decreased significantly, resulting in lower gross profits and decreased net income. The most recent two quarters have shown a short term trend of modestly increasing revenues, gross profit margins and net income. While it is too short a term to indicate whether the recent increases indicate the beginnings of a continuing trend, the results were sufficiently positive to result in net profits for fiscal 2002.

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

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, the Company evaluates its estimates, including those related to product shipments and returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. Catalyst bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign currency translation

      The functional currency of the Company’s Japanese subsidiary is the United States Dollar. As such, gains and losses resulting from translation from local currency to the U.S. dollar are included in determining income or loss for the period.

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

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

protection rights are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the merchandise is sold to the end customer by the distributors.

Fair value of financial instruments

      For certain of the Company’s financial instruments, including cash, accounts receivable, line of credit and accounts payable, the carrying amounts approximate fair value due to their short maturities.

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

Concentration of credit risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company invests primarily in money market accounts and certificates of deposit and places its investments with high quality financial institutions. The Company’s accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States of America, Europe and the Far East and the Company performs ongoing credit evaluations of these customers.

      One customer accounted for 11% of revenues during the year ended April 30, 2002. One customer accounted for 14% of revenues during the year ended April 30, 2001. Three customers accounted for 13%, 12% and 11% of revenues during the year ended April 30, 2000.

      One customer accounted for 14% of gross accounts receivable as of April 30, 2002. Two customers accounted for 15% and 12% of gross accounts receivables as of April 30, 2001.

Dependence on wafer suppliers

      The Company does not directly manufacture finished silicon wafers. The Company’s strategy has been to maintain relationships with wafer foundries. However, there can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative manufacturing sources. This could result in a possible loss of sales or reduced margins.

Stock-based compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date.

Net income per share

      Basic earnings per share (EPS) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

      A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

	Year Ended April 30,

	2002	2001	2000

	(In thousands, except per share data)
Net income	$770	$27,352	$10,010

Shares calculation:
Average shares outstanding — basic	17,829	16,744	14,552
Effect of dilutive securities:
Stock options	2,610	3,425	5,422

Average shares outstanding — diluted	20,439	20,169	19,974

Net income per share — basic	$0.04	$1.63	$0.69

Net income per share — diluted	$0.04	$1.36	$0.50

      Options to purchase 1,719,300 shares at prices ranging from $4.07 to $9.50 per share were outstanding during fiscal 2002 and were excluded in the computation of diluted EPS because their effect would have been antidilutive. Options to purchase 612,500 shares at prices ranging from $6.88 to $9.50 per share were outstanding during fiscal 2001 and were excluded in the computation of diluted EPS because their effect would have been antidilutive. Options to purchase 204,000 shares at prices ranging from $4.63 to $8.38 per share were outstanding during fiscal 2000 and were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive.

Comprehensive Income

      Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The Company had no items of comprehensive income other than net income for any period presented.

Segment Reporting

      The Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” SFAS No. 131 supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise,” and replaces the “industry segment” approach with the “management” approach. The management approach designates the internal organization that is used by management for making operating

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decisions and assessing performance as the source of a company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company operates in one segment; the semiconductor manufacturing segment.

Advertising Costs

      Advertising costs are expensed as incurred and were not material in the fiscal years ended April 30, 2002, 2001 or 2000.

Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The use of the pooling-of-interest method of accounting is no longer allowed. SFAS No. 142 requires that goodwill and other indefinite life intangible assets will no longer be amortized but shall be reviewed and tested annually for impairment. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS Nos. 141 and 142 will not have a material effect on its financial statements.

      In October 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provision of Accounting Principles Board (APB) No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets including amortizable intangibles and is effective for fiscal years beginning December 15, 2001 as well as interim periods within those fiscal years. SFAS No. 144 does not apply to the impairment of goodwill and non-amortizable intangibles. The Company expects that the adoption of SFAS No. 144 will not have a material effect on its financial statements.

Note 2 — Balance Sheet Components

	April 30,

	2002	2001

	(In thousands)
Accounts receivable:
Accounts receivable	$9,879	$11,561
Less: Allowance for doubtful accounts	(950)	(750)

	$8,929	$10,811

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No amounts were written off in respect of bad debts in the years ended April 30, 2002, 2001 and 2000, respectively.

Inventories:
Work-in-process	$5,590	$6,113
Finished goods	3,159	2,236

	$8,749	$8,349

Property and equipment:
Engineering and test equipment	$5,884	$5,383
Computer hardware and software	807	854
Furniture and office equipment	1,337	1,324

	8,028	7,561
Less: accumulated depreciation and amortization	(5,614)	(4,972)

	$2,414	$2,589

      Depreciation expense for the years ended April 30, 2002, 2001 and 2000 was $1,008, $1,051 and $939, respectively.

Accrued expenses:
Accrued employee compensation	$886	$1,612
Other	1,595	2,145

	$2,481	$3,757

Note 3 — Line of Credit

      As of April 30, 2001, the Company had approximately $2.0 million of secured loans owed to a bank. As of the same date, the Company had $2.0 million cash deposited at the same bank in an interest bearing account to serve as collateral. The borrowing agreement bore interest at a variable rate equal to the bank’s prime lending rate (7.5% at April 30, 2001) plus 2.5%. On June 30, 2001, the Company repaid the outstanding balance and cancelled the agreement. The Company does not currently have a borrowing relationship with any lending institutions.

Note 4 — Leases

      At April 30, 2001, the net book value of assets recorded as property and equipment under capital leases aggregated $36,000 which is net of accumulated amortization of $743,000. All equipment leases were paid in full during fiscal 2002 and the Company has not entered into any further capital leasing arrangements. The amortization of assets recorded under capital leases is included within depreciation and amortization expense.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company leases its office facilities under operating leases which expire in 2006. Total rent expense under these leases was $541,000, $539,000 and $531,000 for fiscal 2002, 2001 and 2000, respectively. The aggregate future minimum lease payments, by fiscal year, under non-cancelable operating leases with initial terms of one year or more as of April 30, 2002 are as follows (in thousands):

Years Ending	Operating
April 30,	Leases

2003	$529
2004	449
2005	462
2006	476
2007	120

$2,036

Note 5 — Income Taxes

      The Company’s provision for income taxes is comprised as follows (in $000’s):

	For the Year Ended
	April 30,

	2002	2001	2000

Current:
Federal	$421	$1,996	$297
State	—	533	3
Foreign	73	31	—

Total provision for income taxes	$494	$2,560	$300

      The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income (loss) as a result of the following:

	For the Year Ended
	April 30,

	2002	2001	2000

Statutory federal tax rate	35%	35%	34%
State taxes	3	2	—
Research credits	(13)	—	—
Foreign	6	—	—
Benefit of net operating loss carryforwards not previously recognized	—	(28)	(31)
Other	8	—	—

Total provision for income taxes	39%	9%	3%

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets are comprised of the following (in $000’s):

	April 30,

	2002	2001

Capitalized research	$2,221	$1,915
Non deductible reserves and accruals	2,205	1,669
Credit carryforwards	1,249	1,249
Loss carryforwards	3,870	—
Deferred income and sales returns reserves	733	731
Other	362	314

Gross deferred tax assets	10,624	5,878
Valuation allowance	(10,624)	(5,878)

Net deferred tax assets	$—	$—

      Based on the available objective evidence and the recent history of losses, management cannot conclude that it is more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at April 30, 2002 and 2001.

      Deferred tax assets of approximately $3.9 million at April 30, 2002 pertain to certain carryforwards resulting from the exercise of employee stock options. When recognized, $3.3 million of the tax benefit and resulting reversal of valuation allowance against these carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

      At April 30, 2002, the Company had $11.0 million and $1.0 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards will expire between 2013 and 2019, if not utilized.

      At April 30, 2002, the Company had $1.0 million and $500,000 of federal and state research credit carryovers, respectively, available to offset future taxable income. The federal and state credits begin to expire in fiscal year 2005.

      Under the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

Note 6 — Stock Plans

Stock Option Plans

      In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options. The founder stock plan was amended and restated in March 1993 as the stock option plan (the “Option Plan”) which had the effect of extending its expiration date to March 2003. In January 1999 and September 2000, the stockholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the Option Plan. A total of 7.6 million shares of Common Stock have been reserved for issuance under the Option Plan. Options granted under the Option Plan are for periods not to exceed ten years. Incentive stock option and non-statutory stock option grants under the Option Plan generally

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four year periods.

      During 1993, the Company adopted a Director Stock Option Plan (the “Director Plan”) which provides for the grant of nonstatutory stock options to non-employee directors. In November 1999 and September 2000, the stockholders authorized additional 100,000 and 450,000 shares, respectively, to be reserved under the Director Plan. A total of 770,000 shares of Common Stock have been reserved for issuance under the Director Plan. Options granted under the Director Plan prior to May 1, 2000 are for periods not to exceed five years and not to exceed a period of ten years for grants made thereafter. Option grants under the Director Plan must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options vest over a period of three years. As of April 30, 2002, a total of 377,000 options at exercise prices ranging from $0.47 to $9.50 per share, have been granted under the Director Plan, 79,000 of which were exercisable.

      In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted to employees and directors under the plan at a price of $0.125 per share when the market was at $0.33 per share. As a result, an aggregate of $517,000 of compensation expense will be recognized over the four year vesting period of the options, $110,000, $120,000 and $136,000 of which was recognized during the years ended April 30, 2002, 2001 and 2000, respectively. As of April 30, 2002, $94,000 of compensation expense remains to be recognized.

      A summary of activity under the Option Plan, the Director Plan and the Special Option Plan are as follows:

	Options		Weighted
	Available	Options	Avg. Price
	for Grant	Outstanding	Per Share

	(In thousands)
Balance at April 30, 1999	1,045	6,810	$0.56
Granted	(1,295)	1,295	$1.58
Canceled	1,141	(1,141)	$0.35
Exercised	—	(2,052)	$0.80

Balance at April 30, 2000	891	4,912	$0.57
Additional shares reserved	2,950	—
Granted	(1,702)	1,702	$6.42
Canceled	668	(668)	$2.33
Exercised	—	(1,522)	$0.35

Balance at April 30, 2001	2,807	4,424	$2.63
Granted	(2,078)	2,078	$1.88
Canceled	171	(171)	$6.08
Exercised	—	(1,164)	$0.39

Balance at April 30, 2002	900	5,167	$2.78

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The range of exercise prices table below summarizes information regarding stock options outstanding at April 30, 2002. The options exercisable as of April 30, 2001 and 2000 were 1,057,000 and 1,347,000 respectively.

	Options Outstanding			Options Exercisable

Actual		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at April 30, 2002	Contractual Life	Price	at April 30, 2002	Price

	(In thousands)	(Years)		(In thousands)
$0.11-0.13	803	6.6	$0.12	443	$0.12
0.25-0.33	412	6.9	0.29	266	0.29
0.40-0.50	154	6.8	0.40	53	0.40
1.00-1.04	271	7.5	1.00	146	1.00
1.73-2.00	1,807	9.3	1.73	607	1.74
4.07-6.06	1,049	8.6	5.43	381	5.49
6.30-8.38	641	7.5	7.30	300	7.31
9.50-9.50	30	3.1	9.50	10	9.50

$0.11-9.50	5,167	8.1	$2.78	2,206	$2.60

Other Stock Plans

      The Board of Directors and Stockholders approved the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) in March 1993. A total of 750,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Sales made through this plan will be at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. The Purchase Plan was suspended effective June 1998 due to the Company’s delisting from the NASDAQ National stock market in August 1998. As of April 30, 2002, a total of 231,000 shares have been issued under the Purchase Plan.

Pro Forma Stock Compensation Disclosure

      The fair value of each option granted under the Option Plan, the Director Plan and the Special Option Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for options granted in 2002, 2001 and 2000, respectively: dividend yield of 0 percent for all years, expected volatility of 85, 100 and 100 percent, risk free interest rates of 3.74%, 5.90% and 6.00% and expected lives of 4 years for non-officer/director employees and 4 years for officers and directors for all years.

      The fair value of each share granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for shares granted in 1998: dividend yield of 0 percent, expected volatility of 79 percent, risk free interest rate of 5.36% and an expected life of 0.5 years for non-officer/director employees and officers and directors for 1998. The Purchase Plan was suspended effective June 1998 due to the Company’s delisting from the NASDAQ National stock market in August 1998. As a result of such suspension, no fair value for the Purchase Plan was calculated under the Black-Scholes option-valuation model for fiscal 2002, 2001 or 2000.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the stock option plans and its Purchase Plan consistent with the method of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

	Year Ended April 30,

	2002	2001	2000

Pro-forma net income (loss)	$(2,515)	$25,465	$9,604
Pro-forma net income (loss) per share:
Basic	$(0.14)	$1.52	$0.66
Diluted	$(0.14)	$1.20	$0.48

Options Granted to Consultants and Vendors

      In March 1999, the Company entered into an arrangement with a sales representative providing for options for the purchase of up to 200,000 shares of the Company’s common stock. The options under this agreement vested 16,667 shares for each $1.0 million in shipments of the Company’s products by the representative through April 30, 2002 when the arrangement expired. The options were valued using the Black-Scholes option pricing model and in accordance with the guidance in EITF 96-18. Total expense of $156,000, $260,000 and $167,000 was recorded in the fiscal years ended April 30, 2002, 2001 and 2000, respectively, based upon shipments of $3.0 million, $2.7 million and $1.3 million in the respective periods. Cumulatively, during the term of the agreement, the Company recorded $670,000 of compensation expense and the sales representative earned a total of 116,667 options.

Note 7 — Stockholders’ Equity

Common Stock Repurchase Program

      In September 2001, the Board of Directors authorized a program for the open market repurchase of up to 1,500,000 shares of Catalyst common shares. During fiscal 2002, total shares repurchased under the program were 193,700, for a cost of $417,000. In a separately authorized transaction, the Board made an arrangement to repurchase 1,500,000 shares from its largest shareholder at a price per share equal to 95% of the closing price April 19, 2002, resulting in the payment of an aggregate of $4,688,000 for the shares. The Company accounts for treasury stock using the cost method.

Shareholders’ Rights Plan

      In December 1996, the Company implemented the Preferred Shares Rights Agreement (Rights Plan) to protect shareholders’ rights in the event of a proposed takeover of the Company. Under the Rights Plan, each share of the Company’s outstanding common stock carries one preferred share purchase right (Right). The Right entitles the holder, subject to certain conditions, to purchase one one-thousandth of a share of Series A Participating Preferred Stock and, under certain circumstances, to instead purchase shares of common stock of the Company or its acquirer at a discounted price. The Rights are redeemable by the Company and expire in 2006. A full description of the Rights Plan, as amended, may be found by referring to Exhibits 4.1 through 4.5 which are set forth in the “Index to Exhibits” contained in the Company’s Report of Form 10-K for the fiscal year ended April 30, 2002.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Segment Reporting

      The company operates in one business segment, being the semiconductor manufacturing segment.

      Revenues by destination were as follows (in thousands):

	Year Ended April 30,

	2002	2001	2000

North America	$13,470	$39,584	$19,416
Japan	4,923	11,200	4,362
Other Far East	19,838	33,320	21,696
Europe	4,560	13,911	4,053

Total sales	$42,791	$98,015	$49,527

      Sales and purchase transactions are denominated in U.S. dollars, except for certain purchases which were denominated in Thai Baht and Japanese Yen and which were not significant for the years ended April 30, 2002, 2001 and 2000.

Note 9 — Contingencies

      On April 17, 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile and mixed signal markets, served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that some of the Company’s recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, the Company entered into a settlement agreement with Xicor according to which Catalyst has received a license to manufacture the disputed products in exchange for certain royalty payments based upon sales of those products after July 22, 2002. The complaint was dismissed on July 22, 2002.

      In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology relating to their I2C bus technology. The Company received a communication from Philips in May 2001 suggesting that royalties may be due and owing on past sales of certain products. The Company continues to investigate this communication.

      In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company’s financial condition or results of operations.

Note 10 — Related Party Transactions

      During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-Fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 24% of the outstanding shares of the Company. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab since 1985. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. During the fiscal years ended April 30, 2002, 2001 and 2000, the Company’s purchases from Xfab totaled $1.2 million, $6.6 million and $899,000, respectively. As of April 30, 2002 and 2001, the total amount owed Xfab was $184,000 and $169,000, respectively. Mr. Duchâtelet is the Chairman and CEO of Elex N.V. and serves as a member of the Company’s Board of Directors.

      The Company has had an arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned subsidiary in Romania. The number of full-time engineers we use is dependent upon the scope and number of R&D projects we have in process at a given time. For example, during the month of April 2002, Essex employed the equivalent of approximately 15 engineers to perform services on behalf of Catalyst. The services relate to key development projects of the Company including development, design, layout and test program development services. Officers of the Company own approximately 95% of Lxi. During the fiscal years ended April 30, 2002, 2001 and 2000 the Company recorded $852,000, $714,000 and $534,000, respectively, of engineering fees to Lxi for engineering design services provided by Lxi to us. As of April 30, 2002 and 2001, the total amount owed to Essex and Lxi was $228,000 and $122,000, respectively. The officers received no payments during the fiscal years ended April 30, 2002, April 30, 2001 and April 30, 2000. One officer had previously served as the Treasurer of Lxi prior to his joining the Company. Such officer resigned such position immediately prior to joining the Company. Such officer continues to serve as a director of Lxi.

      One director, Mr. Allan, also serves as a consultant to the Company through his consulting company, Allan Advisors, Inc. Under the terms of the consulting agreement, the Company paid consulting fees of $8,333 per month throughout Fiscal 2002. During each of the fiscal years ended April 30, 2002, 2001 and 2000, the Company paid $100,000 to Allan Advisors under such agreement. The consulting agreement will expire on August 14, 2003.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged
	Balance at	to		Balance at
	Beginning	Costs and		End of
Year Ended April 30,	of Year	Expenses	Deductions	Year

	(In thousands)
2002
Allowance for doubtful accounts receivable	$750	$200	$—	$950
Valuation reserve for deferred tax assets	5,878	4,746	—	10,624

2001
Allowance for doubtful accounts receivable	286	464	—	750
Valuation reserve for deferred tax assets	14,535	—	(8,657)	5,878

2000
Allowance for doubtful accounts receivable	286	—	—	286
Valuation reserve for deferred tax assets	15,455	—	(920)	14,535

S-1

INDEX TO EXHIBITS

Exhibit
No.	Description

3.2(11)	Restated Certificate of Incorporation of Registrant.
3.4(10)	Bylaws of Registrant.
4.1(5)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
4.2	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.3	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.4(18)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.5	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent.
10.7(11)*	Stock Option Plan.
10.8(16)*	1993 Employee Stock Purchase Plan.
10.9(16)*	1993 Director Stock Option Plan.
10.12(1)	Distributor Agreement dated February 1990 between Arrow Electronics, Inc. and Registrant.
10.15(1)	Irrevocable License Agreement dated May 8, 1988 between Seiko Instruments, Inc. and Registrant.
10.16(1)	64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS EEPROM Consulting and Design Work Agreement dated March 26, 1986 between OKI Electric Industry Co., Ltd. and the Registrant.
10.17(1)	FLASH EEPROM Development and License Agreement dated July 18, 1988 between OKI Electric Co., Ltd. and Registrant.
10.27(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.34(2)	Wafer Supply Agreement dated February 24, 1995 between OKI Electric Industry Co., Ltd. and the Registrant.
10.36(3)†	License Agreement dated August 18, 1995 between Intel Corporation and Registrant.
10.38(4)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant.
10.39(4)†	Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the Registrant.
10.41(4)†	Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry Co., Ltd. and Registrant.
10.49(6)	Loan and Security Agreement dated June 19, 1997 between Coast Business Credit, a division of Southern Pacific Thrift & Loan Association (Coast) and Registrant.
10.51(6)	Commercial Security Agreement dated April 1, 1998 between Registrant and Oki Electric Industry Co., Ltd.
10.52(6)	Wafer Purchase Agreement dated March 23, 1998 between Registrant and Trio-Tech International PTE LTD with Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.
10.59(6)*	Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.
10.61(6)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. (Elex) with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.

Exhibit
No.	Description

10.62(6)	Letter Agreement dated August 6, 1998 between Coast and Registrant concerning default and forbearance under the Company’s bank agreements.
10.63(7)*	Agreement dated August 14, 1995 between Registrant and Lionel M. Allan (Amendment).
10.64(8)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex NV with Standstill Agreement dated as of September 14, 1998 between Registrant and Elex, NV.
10.65(8)	Letter Agreement dated September 21, 1998 between Coast Business Credit and Registrant concerning forbearance under the Company’s Bank Agreement.
10.67(12)*	Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan Advisors, Inc.
10.68(13)	Amendment No. One to Loan and Security Agreement dated as of April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.
10.69(16)	1998 Special Equity Incentive Plan.
10.70(14)*	Employment Agreement dated August 18, 1998 between Radu Vanco and Registrant.
10.71(14)*	Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
10.72(15)*	Severance Agreement dated May 11, 1999 between Frank Reynolds and Registrant.
10.73(15)*	Consulting Agreement dated January 1, 2000 between Hideyuki Tanigami and Registrant.
10.74(15)*	Amendment to Consulting Agreement dated June 23, 2000 between Hideyuki Tanigami and Registrant.
10.75(17)*	Extension of Consulting Agreement dated June 7, 2001 between Allan Advisors, Inc. and Registrant.
10.76(17)*	Severance Agreement dated September 21, 1999 between Barry Wiley and Registrant.
10.77*	Severance Agreement dated April 26, 2001 between Gelu Voicu and Registrant.
10.78*	Severance Agreement dated November 8, 2001 between Sorin Georgescu and Registrant.
10.79*	Extension to Severance Agreement dated as of February 27, 2002 between Thomas E. Gay and Registrant.
10.80*	Extension to Severance Agreement dated as of February 27, 2002 between Irv Kovalik and Registrant.
10.81*	Extension to Severance Agreement dated as of February 27, 2002 between Barry Wiley and Registrant.
10.82*	Extension to Severance Agreement dated as of February 27, 2002 between Frank Reynolds and Registrant.
10.83(18)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant.
10.84*	Form of Change of Control Agreement between Registrant and its non-employee directors.
21.1(1)	List of Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.

(2)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended March 31, 1995.

(3)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended September 30, 1995.

(4)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 1996.

(5)	Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed on January 22, 1997.

(6)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended May 3, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-K/A (Am. No. 1) filed for the year ended May 3, 1998.

(8)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended August 2, 1998.

(9)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended November 1, 1998.

(10)	Incorporated by reference to Registrant’s Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.

(11)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed December 18, 1998.

(12)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended January 21, 1999.

(13)	Incorporated by reference to Registrant’s Form 8-K, Date of Report: April 15, 1999.

(14)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended May 2, 1999.

(15)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2000.

(16)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed July 27, 2000.

(17)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2001.

(18)	Incorporated by reference to Registrant’s Form 8-K filed April 30, 2002.

†	Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.