Form 10-Q
period 2002-07-28
CATALYST SEMICONDUCTOR INC
filed 2002-09-11
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________

FORM 10-Q

______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2002 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____.

0-21488
(Commission File Number)
______________

CATALYST SEMICONDUCTOR, INC.

(Exact name of Registrant as specified in its charter)
______________

Delaware (State or other jurisdiction of incorporation or organization)	77-0083129 (I.R.S. Employer Identification No.)

1250 Borregas Avenue Sunnyvale, California (Address of Registrant’s principal executive offices)	94089 (Zip Code)

(408) 542-1000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

     The number of shares outstanding of the Registrant’s Common Stock as of September 10, 2002 was 16,656,317 exclusive of 2,138,263 shares of treasury stock.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Quantitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Index to Exhibits
EXHIBIT 99.1
EXHIBIT 99.2

CATALYST SEMICONDUCTOR, INC.

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at July 31, 2002 and April 30, 2002	3
	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended July 31, 2002 and 2001	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended July 31, 2002 and 2001	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$26,756	$26,295
Accounts receivable, net	8,236	8,929
Inventories, net	9,203	8,749
Other assets	1,906	1,537

Total current assets	46,101	45,510
Property and equipment, net	2,489	2,414

Total assets	$48,590	$47,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,053	$4,701
Accounts payable — related parties	446	412
Accrued expenses	3,193	2,367
Deferred gross profit on shipments to distributors	1,913	1,816

Total current liabilities	9,605	9,296
Tax related credits	3,262	3,262

Total liabilities	12,867	12,558

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 18,787 issued and 16,761 outstanding at July 31, 2002 and 18,696 shares issued and 17,002 outstanding at April 30, 2002	19	19
Additional paid in capital	48,854	48,755
Treasury stock, 2,026 at July 31, 2002 and 1,694 at April 30, 2002	(6,007)	(5,105)
Accumulated deficit	(7,143)	(8,303)

Total stockholders’ equity	35,723	35,366

Total liabilities and stockholders’ equity	$48,590	$47,924

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended

	July 31,	July 31,
	2002	2001

Net revenues	$12,457	$10,516
Cost of revenues	7,019	6,478

Gross profit	5,438	4,038
Research and development	1,290	1,065
Selling, general and administrative	2,359	2,817

Income from operations	1,789	156
Interest income, net	66	264

Income before income taxes	1,855	420
Income tax provision	695	49

Net income	$1,160	$371

Net income per share:
Basic	$0.07	$0.02

Diluted	$0.06	$0.02

Weighted average common shares:
Basic	16,926	17,654

Diluted	18,958	20,073

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	July 31,	July 31,
	2002	2001

Cash flows from operating activities:
Net income	$1,160	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	245	267
Provision for excess and obsolete inventory	(102)	(16)
Changes in assets and liabilities:
Accounts receivable	693	897
Inventories	(352)	(673)
Other assets	(369)	1
Accounts payable (including related parties)	(614)	(590)
Accrued expenses	826	10
Deferred gross profit on shipments to distributors	97	(171)
Tax related credits	—	49

Net cash provided by operating activities	1,584	145

Cash flows from investing activities:
Cash used for the acquisition of fixed assets	(320)	(181)

Cash used in investing activities	(320)	(181)

Cash flows from financing activities:
Common stock issuances	99	40
Treasury stock purchases	(902)	—
Payment of line of credit	—	(2,025)
Payment of long-term debt and capital lease obligations	—	(39)

Net cash used in financing activities	(803)	(2,024)

Net increase (decrease) in cash and cash equivalents	461	(2,060)
Cash at beginning of the period	26,295	30,534

Cash at end of the period	$26,756	$28,474

Supplemental non-cash information:
Deferred compensation on exercised stock options	$—	$41

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$—	$29

Income taxes	$6	$50

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

     In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2002 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The consolidated statements include the accounts of the Company’s wholly owned subsidiary, Nippon Catalyst KK, a sales organization in Japan. Certain prior period balances have been reclassified to conform to the current period presentation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002. The results of operations for the three month period ended July 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending April 30, 2003 or any other future period.

     The Company’s business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst’s business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company’s revenues and gross margins into fiscal 2001 through the quarter ended October 2000. However, during the period from November 2000 through October 2001, the market for the Company’s products became more competitive as a result of the increased availability of products when demand was decreasing. During the two quarters from November 2001 through April 2002, unit volumes increased faster than prices declined, resulting in increased sales, margins and profitability. In the most recent quarter ended July 2002, the combined effects of decreased shipments with increased prices resulted in revenues similar to the previous quarter. The Company could experience other such downward trends in product pricing or volume in the future which could further adversely affect the Company’s operating results.

     The Company’s fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31, respectively.

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through July 31, 2002, the Company has not had any items of comprehensive income other than net income.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early adoption is encouraged. We will adopt SFAS No. 146 during the quarter ending January 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Note 2 — Net Income (Loss) Per Share:

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

     A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share is presented below:

	Three Months Ended

	July 31,	July 31,
	2002	2001

	(In thousands, except per share data)
Net income	$1,160	$371

Shares calculation:
Weighted average shares outstanding — basic	16,926	17,654
Effect of dilutive securities:
Stock options	2,032	2,419

Weighted average shares outstanding — diluted	18,958	20,073

Net income per share:
Basic	$0.07	$0.02

Diluted	$0.06	$0.02

     Options to purchase 1,673,000 shares of common stock at prices from $4.07 to $9.50 per share outstanding during the quarter ended July 31, 2002 and options to purchase 1,700,999 shares of common stock at prices from $4.63 to $9.50 per share outstanding during the quarter ended July 31, 2001 were not included in the computation of diluted income (loss) per share because the inclusion of such options would have been antidilutive.

Note 3 — Balance Sheet Components (in thousands):

	July 31,	April 30,
	2002	2002

Accounts receivable:
Accounts receivable	$9,186	$9,879
Less: Allowance for doubtful accounts	(950)	(950)

	$8,236	$8,929

Inventories:
Work-in-process	$6,997	$5,590
Finished goods	2,206	3,159

	$9,203	$8,749

Property and equipment:
Engineering and test equipment	$6,057	$5,884
Computer hardware and software	952	807
Furniture and office equipment	1,339	1,337

	8,348	8,028
Less: accumulated depreciation and amortization	(5,859)	(5,614)

	$2,489	$2,414

Accrued expenses:
Accrued employee compensation	$987	$886
Other	2,206	1,481

	$3,193	$2,367

Note 4 — 1998 Special Equity Incentive Plan:

     In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.33 per share. As a result, an aggregate of $479,000 of compensation expense will be recognized over the four year vesting period of the options, $28,000 of which was recognized during the three month period ended July 31, 2002. An aggregate of $450,000 of such expense has been recognized through July 31, 2002 and $29,000 remains to be recognized in future periods.

Note 5 — Commitment:

     On April 17, 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile and mixed signal markets, served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that some of the Company’s recently announced Digital Programmable Potentiometer (DPP) products infringed on a patent that Xicor obtained in 1988. In June 2002, the Company entered into a settlement agreement with Xicor according to which Catalyst has received a license to manufacture DPP products in exchange for royalty payments based upon sales of those products after July 22, 2002. Such royalty payments are of varying rates and for a variable period based upon product type and volumes sold.

Note 6 — Contingencies:

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

Note 7 — Related Party Transactions:

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 24% of the outstanding shares of the Company as of September 10, 2002. Mr. Roland Duchâtelet, the Chairman and CEO of Elex NV, serves as a member of the Company’s Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab since 1985. Other than the purchase orders currently open with Xfab, there is no purchasing agreement currently in place with Xfab. Each purchase order remains open until the wafers are delivered, generally within two months (or over a one year period in the case of one particular wafer design which calls for monthly deliveries at a set price for each wafer delivered). The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the three months ended July 31, 2002, the Company’s purchases from Xfab totaled $578,000. As of July 31, 2002, the total amount owed Xfab was $297,000.

     The Company has had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Officers of the Company, Messrs. Voicu and Gay own approximately 3% and 1%, respectively, of Lxi. Further, our former President and Chief Executive Officer, Mr. Radu Vanco, who left the Company effective August 21, 2002, owns 91% of Lxi. We anticipate that Messrs. Voicu and Gay will divest themselves of their holdings in Lxi in the next 90 days. The number of full-time engineers we use is dependent upon the scope and number of R&D projects we have in process at a given time. For example, during the month of July 2002, Essex employed the equivalent of approximately 14 engineers to perform services on behalf of Catalyst. These services relate to key development projects of the Company including development, design, layout and test program development services. The Company anticipates continuing to use the engineering services of Lxi for the near term, but given Mr. Vanco’s departure and the fact that the Company does not have any contractual commitment to obtain these services from Lxi, nor does Lxi have any obligation to provide these services to Catalyst, we cannot be assured of the availability of these services. During the three months ended July 31, 2002, the Company recorded $225,000 of engineering fees from Lxi for engineering design services. As of July 31, 2002 the total amount owed to Lxi was $149,000.

     One director, Mr. Allan, also serves as a consultant to the Company through his consulting company, Allan Advisors, Inc. (AAI). Under the terms of the consulting agreement, AAI is paid consulting fees of $8,333 per month. The consulting agreement will expire on August 14, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q. In addition, in order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we hereby notify our readers that the factors set forth in “Certain Factors that May Affect Our Future Results” as set forth below in this Item 2, as well as other factors, in the past have affected and in the future could affect our actual results and could cause our results for future periods to differ materially from those expressed in any forward looking statements made by or on our behalf, including without limitation those made in this report. All forward looking statements included in this report are based upon information available to us on the date of filing and we assume no obligation to update such forward-looking statements.

Overview

     Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies.

     Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of our business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000 and the first half of fiscal 2001, we reduced our manufacturing costs, increased the efficiency of our manufacturing operations and the selling prices for certain products that we produce increased, all contributing to the increased gross margin percentages. During the second half of fiscal 2001, we experienced cancellations of orders by our customers, increased supplies of competitive products, decreased prices and decreasing revenues. Revenues, gross profits, selling prices and net income continued to decline through the second quarter of fiscal 2002. In the second half of fiscal 2002, quarterly revenues, gross profits and net income increased. However, in the first quarter of fiscal 2003, these increases appear to have ceased. We could, however, experience an increase in our manufacturing costs, a decrease in our unit shipments and a further downward trend in product pricing in the future, all factors which could adversely affect our operating results.

Results of Operations

     Revenues. Total revenues consist of net product sales. A substantial portion of our net product sales are made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues were unchanged at $12.5 million for the quarter ended July 31, 2002 compared to $12.5 million for the quarter ended April 30, 2002. Total revenues increased by $2.0 million or 19% to $12.5 million for the quarter ended July 31, 2002 from $10.5 million for the quarter ended July 31, 2001. The increase was primarily attributable to an increase in sales of our products caused by improving market conditions. Shipments of our EEPROM devices increased 18% to $10.5 million or 84% of revenues in the quarter ended July 31, 2002 compared to $8.9 million or 85% of revenues in the quarter ended July 31, 2001. The increase was also attributable to the improved market conditions. Shipments of our Flash memory devices increased $0.2 million or 12% to $1.8 million or 14% of revenues in the quarter ended July 31, 2002 compared to $1.6 million or 15% of revenues in the quarter ended July 31, 2001. The increase in Flash product sales was also attributable to the improving market conditions. Shipments of our mixed signal products were $0.2 million or 2% of revenues for the quarter ended July 31, 2002, compared to zero in the quarter ended July 31, 2001. The increase in mixed signal product shipments was due to the limited number of products available for sale in the previous year. International sales contributed 75% of net product sales in the quarter ended July 31, 2002 as compared to 62% in the comparable quarter of the prior fiscal year. The increase in percentage of international revenues in fiscal 2003 was primarily attributable to our increased sales in Japan and Europe due to increased market demand while demand in the US has weakened. All sales of our products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit. Gross profit for the quarter ended July 31, 2002 was $5.4 million or a gross margin of 43% compared to gross profit of $4.0 million or a gross margin of 38% for the quarter ended July 31, 2001. The increase in gross profit was primarily attributable to increased revenues and continuing cost control measures. The effect of changes in inventory reserves in both periods was not a significant factor. Gross profit for the quarter ended July 31, 2002 was $5.4 million or a gross margin of 43% compared to gross profit of $5.2 million or a gross margin of 42% for the quarter ended April 30, 2002. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time following the balance sheet date, generally within the ensuing six or twelve months. The increase in gross margin percentage in the quarter ended July 31, 2002 was due to increases in the level of sales of products with higher gross margins. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. These expenses in foreign currencies are not material to us.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, contract engineering services, depreciation of equipment and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased $0.2 million or 18% to $1.3 million or 10% of revenues for the quarter ended July 31, 2002 from $1.1 million, or 10% of revenues, in the quarter ended July 31, 2001. The increase was primarily attributable to a $0.1 million increase in personnel expense and related costs. R&D expenses increased $0.1 million or 8% to $1.3 million or 10% of revenues for the quarter ended July 31, 2002 from $1.2 million, or 10% of revenues, in the quarter ended April 30, 2002. As of July 31, 2002, we employed 24 people in research and development activities in addition to the equivalent of 14 more people through our informal arrangement with Lxi, compared to 21 employees plus 11 under the arrangement with Lxi as of July 31, 2001.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer (D&O) insurance. SG&A expenses decreased $0.4 million or 14% to $2.4 million, or 19% of revenues, for the quarter ended July 31, 2002 from $2.8 million, or 27% of revenues, for the quarter ended July 31, 2001. This decrease was primarily attributable to a $0.3 million decrease in personnel related expenses and a $0.1 million decrease in commissions paid to outside representatives. SG&A expenses were unchanged at $2.4 million, or 19% of revenues, for the quarter ended July 31, 2002 compared to 19% of revenues, for the quarter ended April 30, 2002.

     Net Interest Income and Expense. We earned net interest income of $66,000, less than 1% of revenues for the quarter ended July 31, 2002 compared to net interest income of $264,000, or 3% of revenues, in the quarter ended July 31, 2001. The decrease in net interest income was primarily attributable to the decreased interest rate paid on our cash balances.

     Income Tax Provision. The provision for income taxes was $695,000 or 37% of earnings before taxes for the quarter ended July 31, 2002 compared to $49,000 or a 12% provision for taxes in the quarter ended July 31, 2001. The provision for income taxes for the quarter ended July 31, 2002 differs from the statutory rate primarily due to increases for domestic state taxes and foreign taxes and a reduction due to R&D credits. The provision for income taxes for the quarter ended July 31, 2001 differed from the statutory rate of 35% primarily due to R&D credits offset by the impact of timing differences.

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

     Inventory Reserves.

     We record inventory reserves for estimated unmarketable inventory equal to the cost of inventory estimated to be in excess based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs are also required. Inventory reserves are also taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the value of and the estimated cost to sell any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory and costs to sell exceeds the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the further decreases in estimated sales price.

     Revenue Recognition.

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

     Allowances for Doubtful Accounts.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Valuation Allowances.

     We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income in assessing the need for the valuation allowance. In the event we are to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income or stockholders equity in the period such determination is made.

Liquidity and Capital Resources

     Total cash increased $0.5 million to $26.8 million as of July 31, 2002 from $26.3 million as of April 30, 2002. Net cash provided by operations was $1.6 million for the quarter ended July 31, 2002, which was due primarily to net income of $1.2 million, adjusted for depreciation and amortization of $245,000, a decrease in gross accounts receivable of $693,000 related to increased collections activity, increases in accrued expenses and deferred distributor profits of $923,000. Such increases were partially offset by a decrease in the provision for excess and obsolete inventory of $102,000, an increase in gross inventories of $352,000, an increase in other assets of $369,000 and a decrease in accounts payable of $614,000. During the three month period ended July 31, 2001, total cash decreased $2.0 million to $28.5 million as of July 31, 2001 from $30.5 million as of April 30, 2001. Net cash provided by operations was $145,000 for the quarter ended July 31, 2001, which was due primarily to net income of $371,000, adjusted for depreciation and amortization of $267,000 and a decrease in gross accounts receivable of $897,000 related to decreased sales activity. Such increases were partially offset by an increase in gross inventories of $673,000, principally caused by our increased wafer purchases, a decrease in accounts payable of $590,000 and a $171,000 decrease in the deferred gross profits from sales to distributors.

     Our investing activities used $320,000 during the quarter ended July 31, 2002 which were related primarily to the acquisition of equipment for our manufacturing operations and purchases of software to support our development activities. Cash used in investing activities for the quarter ended July 31, 2001 was $181,000 which was primarily related to the purchase of equipment for our manufacturing operations.

     Financing activities used $803,000 during the quarter ended July 31, 2002, consisting primarily of $902,000 utilized for the repurchase of an aggregate of 332,200 shares of our common stock on the open market through our announced open market repurchase program. Net cash provided by the sale of common stock through the exercise of stock options totaled $99,000 during the quarter ended July 31, 2002. During the quarter ended July 31, 2001, the cash utilized by financing activities was $2.0 million, the amount used to pay off our outstanding bank obligation relating to our line of credit which we cancelled on June 30, 2001.

     As of July 31, 2002, we were indebted to various creditors in the amount of approximately $4.5 million. This amount is comprised of approximately $3.9 million for wafers and inventory processing and approximately $0.6 million for other goods and services.

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

Years ending April 30,	Operating Leases

2003	$529
2004	449
2005	462
2006	476
2007	120

$2,036

     In light of the current economic and competitive climate, we continue to monitor our liquidity resources. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. In our competitive industry, we must constantly consider the need to make significant expenditures in connection with our research and development efforts. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any acquisition of other businesses or technology. Following our cancellation of our line of credit in June 2001, we have not established a borrowing relationship with any lending institution although we do not anticipate any difficulty doing so should the need arise. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do determine to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in incremental dilution to our existing investors.

Effects of Transactions with Related Parties

     During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 24% of the outstanding shares of Catalyst. Mr. Roland Duchâtelet, the Chairman and CEO of Elex NV, serves as a member of our Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, our principal wafer fab since 1985. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design, the purchase order calls for monthly deliveries over a one year period at a set price for each wafer delivered. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the three months ended July 31, 2002, our purchases from Xfab totaled $578,000. As of July 31, 2002, the total amount owed Xfab was $297,000.

     We have had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Our officers, Messrs. Voicu and Gay, own approximately 3% and 1%, respectively, of Lxi. Further, our former President and Chief Executive Officer, Mr. Radu Vanco, who left the Company effective August 21, 2002, owns 91% of Lxi. We anticipate that Messrs. Voicu and Gay will divest themselves of their holdings in Lxi in the next 90 days. During the month of July 2002, Essex employed the equivalent of approximately 14 full-time engineers to perform the services on our behalf. These services relate to key development projects of Catalyst including development, design, layout and test program development services. We anticipate continuing to use the engineering services of Lxi for the near term, but given Mr. Vanco’s departure from Catalyst and the fact that we do not have any contractual commitment to obtain these services from Lxi, nor does Lxi have any obligation to provide these services to Catalyst, we cannot be assured of the availability of these services. During the three months ended July 31, 2002, we recorded $225,000 of engineering fees from Lxi for engineering design services. As of July 31, 2002 the total amount owed to Lxi was $149,000.

     One of our directors, Mr. Lionel Allan, also serves as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we pay consulting fees of $8,333 per month. The consulting agreement will expire on August 14, 2003.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early adoption is encouraged. We will adopt SFAS No. 146 during the quarter ending January 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Certain Risks that May Affect Our Future Results

     We desire to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the “Reform Act”) that provides a “safe harbor” for forward-looking statements made by or on our behalf. We hereby caution stockholders, prospective investors in Catalyst and other readers that the following important factors, among others, in some cases have affected and in the future could affect, our stock price or cause our actual results for the quarter ending October 31, 2002 or the fiscal year ending April 30, 2003 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

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

     We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar years 1997 and 1998 and again during 2001. We currently face, and in the future may face, diminished product demand, accelerated erosion of average selling prices and gross margins and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

     For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998 and throughout calendar year 1999 and incurred substantial losses during that period. During fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins into fiscal 2001 through the quarter ended October 2000. During each of the fiscal quarters ended January 2001, April 2001, July 2001 and October 2001, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Since the twelve month period ended October 2001, we have seen increased quarterly revenues but the rate of revenue growth that we experienced may not be sustained and could be reversed. For example, during the quarter ended July 31, 2002, our average selling prices trended slightly upward, while our sales volume decreased. Thus we are concerned about the ability of continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our 1998 and 1999 operating results.

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

We are not always able to obtain sufficient increased quantities of wafers from Oki to fulfill some of the current customer demand. Although we have a wafer purchase agreement with United Microelectronics Corp. (UMC) for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, we have not ordered any wafers from UMC since December 1997.

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

     To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at its facility in Lubbock, Texas. Xfab is owned by Elex NV, which is a 24% stockholder of Catalyst as of September 10, 2002, and Mr. Roland Duchâtelet, the chairman and CEO of Elex NV, serves as a member of our Board of Directors. The addition of Xfab as a second foundry source has enabled us to somewhat reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, Oki may not continue to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

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

     We have incurred significant losses or experienced significant negative cash flow from operations during several recent fiscal years. In the most recent example, such negative cash flow occurred during fiscal 1999 and 1998 significantly reduced our available capital. During fiscal 1999, we successfully took steps to address and resolve issues relating to our poor cash flow position and have maintained an improved cash position through July 31, 2002. During the fiscal year ended April 30, 2002, our cash on hand decreased by $4.2 million, principally due to $5.1 million in repurchases of our stock. Although as of July 31, 2002, we had cash on hand of $26.8 million, we may not continue to generate sufficient revenue and profits to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow and we continue to monitor expenses and to conserve our available cash. However, to the extent we suffer any adverse effects to our revenues or margins because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

     We may need to seek additional equity or debt financing to address our working capital needs and to provide funding for capital expenditures, although we have no present intention to do so. If required, additional funding may not be available at acceptable terms, if at all. If we are successful in raising additional funds through the issuance of equity securities, our existing stockholders could experience significant dilution or the securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available to us or are not available on acceptable terms, further reductions in our operating expenses and capital expenditures may be required to continue operations, either of which could have a material adverse effect on our business, operating results and financial condition.

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

Although we are exploring and seeking to develop alternative wafer supply sources such as Xfab, we may not be able to obtain such alternative sources nor may we have adequate facilities available. Failure to have such alternative sources available would have a material adverse effect on our business, financial condition and results of operations.

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

     To supplement our limited engineering staff dedicated to product research and development activities, we utilize the services of various outside semiconductor design services. The most significant is an informal arrangement we have had in place since 1995 to obtain engineering services from Lxi Corporation (Lxi) of which our officers Messrs. Voicu and Gay own approximately 3% and 1%, respectively. Further, our former President and Chief Executive Officer, Mr. Radu Vanco, who left the Company effective August 21, 2002, owns 91% of Lxi. Lxi provides these services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The aggregate number of hours of engineering services provided to us varies by quarter. During the month of July 2002, Essex employed the equivalent of approximately 14 full-time engineers to perform services relating to key development projects including development, design, layout and test program development services. Because we do not have a formal contractual arrangement with Lxi, Lxi is not obligated to continue to perform these services. In light of this fact and given Mr. Vanco’s departure as our President and Chief Executive Officer, there is no guarantee that Lxi will continue to supply a sufficient number of engineers to fulfill our requirements for outsourced engineering services and we may not be able to procure engineering services from an additional source in a timely manner or at comparable rates. Our business, financial condition and results of operations could be materially adversely affected by the loss of Lxi as a supplier of outsourced engineering services and, to a lesser extent, the loss of our other providers of outsourced engineering services, our inability to obtain comparable new suppliers of such services, or any other circumstances causing a significant interruption in our supply of engineering resources.

We may not be able to sustain market acceptance for our Flash memory products.

     A significant amount of our net revenues have been and continue to be derived from sales of Flash memory products. Flash memory products represented 14% of our shipments during the three months ended July 31, 2002 and represented 16%, 17% and 18% of our shipments, respectively, in each of fiscal years 2002, 2001 and 2000. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time. We may not be able to sustain the market acceptance for our Flash memory products. We anticipate continued price and other competitive pressures, which adversely affected our fiscal 1998 and 1999 operating results, to adversely affect our future operating results.

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

     For the quarter ended July 31, 2002, international sales comprised 75% of our product sales. Additionally, for fiscal 2002, 2001 and 2000, international sales accounted for approximately 69%, 60% and 61%, respectively, of our product sales. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

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

Currently, all our sales are invoiced and paid in U.S. Dollars, reducing our direct exposure to currency fluctuations. Recently, several customers in Europe have requested that we develop the ability to invoice them in Euros. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of our purchases are in U.S. Dollars, minimizing any direct currency fluctuation risk. Our business however, is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

A relatively small number of customers have accounted for a significant portion of our net revenue in the past and the loss of one or more of our current customers, additional volume pricing arrangements or an early termination or delay in shipments can affect our results adversely.

     A relatively small number of customers have accounted for a significant portion of our net revenue in the past. For the quarter ended July 31, 2002, no single customer represented 10% or more of our sales. For the fiscal year ended April 30, 2002, sales to Future Electronics, Inc., a worldwide distributor, represented 11% of our revenues. For the fiscal year ended April 30, 2001, sales to Future Electronics, Inc. represented 14% of our revenues. For the fiscal year ended April 30, 2000, sales to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan, each represented more than 10% of our revenues (13%, 12% and 11% respectively).

     In addition, we have experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements. We also do not typically enter into long term contracts with our customers and we cannot be certain as to future order levels from our customers. When we do enter into a long term contact, the contract is generally terminable at the convenience of the customer and it may be difficult to replace that revenue source in the short term upon cancellation.

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

     Due to constraints in our wafer supply, from time to time we have been unable to fulfill all our customers’ orders according to the schedule originally requested. Although we strive to increase our supply of wafers and communicate to our customers the scheduled delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may seek to cancel their outstanding orders. This would result in lower revenues and profits, excess inventories and increased inventory reserves. Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by us and our competitors, fluctuations in customer demand for our products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in recent fiscal years).

We rely upon our intellectual property and proprietary technology and may receive notices from time to time that allege we have infringed the intellectual property rights of others.

     In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, in April 2001, we were served with a complaint alleging that we are infringing the intellectual property rights of Xicor, Inc., a maker of nonvolatile memory products. We entered into a settlement agreement with Xicor in June 2002 pursuant to which we have received a license to manufacture the disputed products in exchange for certain royalty payments to Xicor in connection with shipments of certain of our digital potentiometer products made subsequent to July 22, 2002, the date on which the complaint was dismissed. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award.

Our securities are traded in a limited market.

     Our common stock was traded on the Nasdaq National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the Nasdaq stock exchange for continued listing. Our stock was traded on the Over-The-Counter Bulletin Board market until September 6, 2000 when we were re-listed on the Nasdaq SmallCap Market. The over-the-counter market was generally less visible to investors and therefore we were unable to meet the liquidity requirements of some major commercial, institutional and private investors thus limiting the market for our securities. We intend to reapply for Nasdaq National Market listing if and when our shares trade for an extended period above the $5.00 level which is required to qualify for National Market listing, but we are unable to ascertain the amount of time Nasdaq will take to consider such application, if Nasdaq will reply favorably to such application or, if additional information is requested, how much time and effort will be required on our part to adequately demonstrate and verify our qualifications.

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

We presently do not have a President and Chief Executive Officer.

     Our former President and Chief Executive Officer, Mr. Radu Vanco, left Catalyst’s employment effective August 21, 2002 to pursue his investments and other interests. We currently do not have a President and Chief Executive Officer. Our Executive Vice President and Chief Operating Officer, Mr. Gelu Voicu, is currently responsible for overseeing our operations. We intend to conduct an internal and external search for a replacement for Mr. Vanco, but our business, financial condition and results of operations could be affected by our inability to fill the vacancy in a timely manner.

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

Item 3. Quantitative and Quantitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

     b.  Changes in internal controls. During the fiscal quarter ended July 31, 2002, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number		Description

3.2	(1)	Restated Certificate of Incorporation of Registrant.
3.4	(2)	Bylaws of Registrant
4.1	(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
4.2	(4)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.3	(4)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.4	(5)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.5	(4)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed December 18, 1998.

(2)	Incorporated by reference to Registrant’s Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.

(3)	Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed on January 22, 1997.

(4)	Incorporated by reference to Registrant’s Form 10-K filed July 29, 2002.

(5)	Incorporated by reference to Registrant’s Form 10-Q filed December 21, 2001.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by Catalyst during the three months ended July 31, 2002.

CATALYST SEMICONDUCTOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California.

Date: September 11, 2002	By:	/s/ Gelu Voicu
Gelu Voicu
Executive Vice President and
Chief Operating Officer

Date: September 11, 2002	By:	/s/ Thomas E. Gay III
Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer

CERTIFICATIONS

I, Gelu Voicu, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalyst Semiconductor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

/s/ Gelu Voicu Gelu Voicu Executive Vice President and Chief Operating Officer (Principal Executive Officer)

I, Thomas E. Gay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalyst Semiconductor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

/s/ Thomas E. Gay III Thomas E. Gay III Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit
Number		Description

3.2	(1)	Restated Certificate of Incorporation of Registrant.
3.4	(2)	Bylaws of Registrant
4.1	(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
4.2	(4)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.3	(4)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.4	(5)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.5	(4)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed December 18, 1998.

(2)	Incorporated by reference to Registrant’s Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.

(3)	Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed on January 22, 1997.

(4)	Incorporated by reference to Registrant’s Form 10-K filed July 29, 2002.

(5)	Incorporated by reference to Registrant’s Form 10-Q filed December 21, 2001.