Form 10-K/A
period 2002-04-28
CATALYST SEMICONDUCTOR INC
filed 2002-11-14
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 28, 2002

OR

[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to       .

Commission File Number 0-21488

CATALYST SEMICONDUCTOR, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	7-0083129 (I.R.S. Employer Identification No.)

1250 Borregas Avenue, Sunnyvale, California 94089
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (408) 542-1000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No[  ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of Registrant, as of July 19, 2002, was approximately $34 million (based upon the closing bid for shares of Registrant’s Common Stock as reported by the Nasdaq SmallCap Market for that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of July 19, 2002 was 16,838,268.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

PART III
Item 11. Executive Compensation
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

CATALYST SEMICONDUCTOR, INC.

PART III

Item 11. Executive Compensation	Page 2

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	Page 7

Signatures	Page 8

Certifications	Page 9

Index to Exhibits	Page 11

EXPLANATORY NOTE

The Registrant hereby amends and restates in their entirety Items 11 and 14 of its Report on Form 10-K for the fiscal year ended April 28, 2002 as filed with the Securities and Exchange Commission on July 29, 2002. Item 11 is being amended and restated to correct certain data included in the “Option Grants in Fiscal 2001” table. Because we are otherwise amending this Report on Form 10-K, we are also amending Item 14 to add Exhibits 99.1 and 99.2 in connection with the filing of this Report on Form 10-K/A. This Report on Form 10-K/A does not otherwise reflect any event occurring subsequent to the filing of the original Report on Form 10-K, or modify or update those disclosures in any way other than as required to reflect the amendment and restatement of Items 11 and 14.

PART III

Item 11. Executive Compensation

         The following table shows the compensation paid by us in Fiscal 2002, 2001 and 2000 to (i) our Chief Executive Officer and (ii) our four most highly compensated officers other than the Chief Executive Officer who served as executive officers at April 30, 2002 (collectively, Named Officers).

Summary Compensation Table

		Annual Compensation		Long Term Compensation

					Awards	Payouts
				Other
				Annual	Restricted	Securities		All Other
Name and Principal	Fiscal			Compen-	Stock	Underlying	LTIP	Compensa-
Position	Year	Salary ($)	Bonus ($)	sation ($)(1)	Awards ($)	Options (#)	Payouts ($)	tion ($) (2)

Radu M. Vanco	2002	$344,500	—	$11,500	—	300,000	—	$253

President, Chief	2001	344,500	$391,869	8,400	—	500,000	—	276

Executive Officer and	2000	337,500	422,500	8,400	—	—	—	288

Chairman of the Board

Gelu Voicu	2002	200,000	—	11,500	—	120,000	—	196
Vice President, Engineering	2001	197,788	160,417	8,400	—	100,000	—	276

and Manufacturing	2000	164,349	157,500	1,400	—	—	—	288

Thomas E. Gay III	2002	165,000	—	11,500	—	80,000	—	175

Vice President, Finance and	2001	149,536	133,058	8,400	—	75,000	—	251

Administration and Chief	2000	130,000	97,500	5,600	—	—	—	288

Financial Officer

Irvin W. Kovalik	2002	157,165	—	11,500	—	80,000	—	493

Vice President, Sales	2001	156,923	81,408	8,400	—	75,000	—	792

	2000	150,000	126,874	8,400	—	—	—	702

Barry Wiley	2002	150,000	13,966	—	—	60,000	—	921

Vice President,	2001	150,000	8,885	—	—	50,000	—	792

Marketing	2000	90,196	—	—	—	—	—	—

(1)	Amounts included under “Other Annual Compensation” represent the dollar value of car allowances paid by us for the benefit of such Named Officer for Fiscal 2002, 2001 and 2000.

(2)	Amounts included under “All Other Compensation” represent the dollar value of term life insurance premiums paid by us for the benefit of such Named Officer for Fiscal 2002, 2001 and 2000 as follows: Mr. Vanco — $253, $276 and $288 respectively for life insurance; Mr. Voicu — $196, $276 and $288 respectively for life insurance; Mr. Gay — $175, $251 and $288 respectively for life insurance; Mr. Kovalik — $493, $792 and $702 respectively for life insurance; and Mr. Wiley — $921, $792 and $0 respectively for life insurance.

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

Option Grants in Fiscal 2002

				Potential Realizable Value at
				Assumed Annual Rates of Stock
	Individual Grants(1)			Price Appreciation for Option Term

		Percent of Total
	Number of	Options
	Securities	Granted to	Exercise
	Underlying	Employees in	or Base	Expiration
Name	Options Granted (#)	Fiscal Year (2)	Price ($/SH)	Date	5% ($)	10% ($)

Radu M. Vanco	300,000	18.3%	$1.73	9/26/2011	$385,037	$920,527

Gelu Voicu	120,000	7.3	$1.73	9/26/2011	154,015	368,211

Thomas E. Gay III	80,000	4.9	$1.73	9/26/2011	102,676	245,474

Irv Kovalik	80,000	4.9	$1.73	9/26/2011	102,676	245,474

Barry Wiley	60,000	3.7	$1.73	9/26/2011	77,007	184,105

(1)	No Stock Appreciation Rights were granted to the Named Executive Officers in Fiscal 2002. The options granted in Fiscal 2002 vest 1/3rd on the date of grant and the remaining 2/3rd vest ratably each month over the next 36-month period. The options have a 10-year term, but are subject to earlier termination in connection with a termination of employment. See also “—Employment Agreements and Change-in-Control Arrangements” for a description of certain acceleration provisions which may be applicable to these options under certain circumstances.

(2)	We granted stock options representing 1,643,500 shares to employees in Fiscal 2002.

         The following table sets forth information with respect to options exercised in Fiscal 2002 by the Named Officers and the value of unexercised options at April 30, 2002.

Aggregate Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			April 30, 2002 (#)		April 30, 2002(1)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Radu M. Vanco	695,942	$1,851,340	249,651	635,073	$134,495	$618,224

Gelu Voicu	200,000	533,000	158,031	189,969	178,925	158,125

Thomas E Gay III	0	0	270,157	139,843	560,135	140,715

Irv Kovalik	25,000	97,775	133,908	146,092	195,669	157,431

Barry Wiley	0	0	109,359	142,641	150,321	169,479

(1)	Represents the per share market price at fiscal year end ($2.80) less the exercise price per share. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of our Common Stock as reported on the Nasdaq SmallCap Market on April 26, 2002.

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

         Each of our non-employee directors is entitled to participate in our 1993 Director Stock Option Plan (Director Option Plan) by receiving automatic annual grants of our Common Stock. Each of our non-employee directors received a grant of an option to purchase 15,000 shares on May 1, 2001 under the Director Option Plan and each such director was also granted an option to purchase 10,000 shares of our Common Stock on May 3, 2001 pursuant to our 1998 Special Equity Incentive Plan. Additionally, on September 27, 2001, each non-employee director was granted an option to purchase 50,000 shares of our Common Stock pursuant to the 1998 Special Equity Incentive Plan, which options were granted in lieu of the automatic annual grant that each such director would have received on May 1, 2002. All options granted prior to May 1, 2000 under the Director Option Plan are subject to cumulative yearly vesting as to one-third of the total grant on each anniversary of the date of grant and terminate five years from the date of grant unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Option Plan. Grants made under the Director Option Plan subsequent to May 1, 2000 are subject to monthly vesting for a period of thirty-six months and terminate ten years from the date of grant unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Option Plan. The grants made on September 27, 2001 from the 1998 Special Equity Incentive Plan vested one-third immediately with the balance vesting monthly over the ensuing 36 months. Under the terms of our Director Option Plan and pursuant to Change of Control Agreements entered into or to be entered into with our non-employee directors, all outstanding options (under the Director Options Plan, the 1998 Special Equity Incentive Plan or otherwise) that are unvested on the date of the change of control will automatically become fully exercisable and vested and will remain exercisable until the earlier of three years after the change of control or the expiration of the option’s term.

Employment Contracts and Change-in-Control Arrangements

         We entered into an employment agreement with Mr. Vanco in May 1998. This agreement has a four-year term which commenced effective as of August 1, 1998 and will expire effective as of July 31, 2002. We are currently in negotiations with Mr. Vanco with respect to entering into a new employment agreement. We entered into severance agreements with each of our executive officers as follows: Mr. Gay in June 1998, Mr. Kovalik in May 1999, Mr. Wiley in September 1999, Mr. Voicu in April 2001 and Mr. Sorin Georgescu, our Vice President of Technology in November 2001. The severance agreements with Mssrs. Gay, Kovalik and Wiley were extended through the end of April 2003 pursuant to an Extension to Severance Agreement entered into with each such officer effective as of February 2002. These agreements entitle such officers to certain severance payments in the event of a termination as a result of a merger, sale or change in ownership of Catalyst (Change of Control) and certain other benefits upon any involuntary termination by us without cause (Involuntary Termination). Pursuant to the terms and conditions of the employment and severance agreements described above, such individuals will receive the following benefits:

         (a)  Mr. Vanco — for an Involuntary Termination following a Change of Control he shall receive severance payments equal to one times his current compensation (base salary plus bonus accrued in the year of termination) if terminated; for an Involuntary Termination apart from a Change of Control he shall receive a severance payment equal to his current compensation; upon a Change of Control or his death or Involuntary Termination, all stock options become immediately vested and remain exercisable for a period of three years following any such death or Involuntary Termination;

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

Compensation Committee Interlocks and Insider Participation

         None of our executive officers serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors. During Fiscal 2002, Messrs. Allan and Possley and Ms. Butitta served as the members of the Compensation Committee of the Board of Directors. Mr. Vanco participated in the Board’s final approval of executive compensation matters (except as to those matters pertaining to his own compensation and with respect to equity grants to the Named Officers).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG CATALYST SEMICONDUCTOR, INC., THE S & P 500 INDEX
AND THE S & P SEMICONDUCTORS INDEX

*$100 invested on 4/30/97 in stock or index-including reinvestment of dividends. Fiscal year ending April 30. Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
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

     Catalyst filed one report on Form 8-K filed during the quarter ended April 30, 2002 to report the repurchase of shares of its common stock from Elex NV.

(c)	Exhibits

     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report on Form 10-K/A (Amendment No. 1).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST SEMICONDUCTOR, INC.

By:	/s/ Thomas E. Gay III Thomas E. Gay III Vice President of Finance and Administration and Chief Financial Officer

Date: November 14, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 14, 2002.

Signature	Title

/s/ Gelu Voicu Gelu Voicu	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas E. Gay III Thomas E. Gay III	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Lionel M. Allan* Lionel M. Allan	Director

Cynthia M. Butitta* Cynthia M. Butitta	Director

Roland M. Duchâtelet* Roland M. Duchâtelet	Director

Henry C. Montgomery* Henry C. Montgomery	Director

Glen G. Possley* Glen G. Possley	Director

Radu M. Vanco* Radu M. Vanco	Director

*/s/ Thomas E. Gay III Thomas E. Gay III, Attorney-in-Fact

CERTIFICATIONS

I, Gelu Voicu, certify that:

1.	I have reviewed this quarterly report on Form 10-K/A of Catalyst Semiconductor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

Date: November 14, 2002

/s/ Gelu Voicu

Gelu Voicu President and Chief Executive Officer (Principal Executive Officer)

I, Thomas E. Gay, certify that:

1.	I have reviewed this quarterly report on Form 10-K/A of Catalyst Semiconductor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

Date: November 14, 2002

/s/ Thomas E. Gay III

Thomas E. Gay III Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
No.			Description

3.2	(11)		Restated Certificate of Incorporation of Registrant.
3.4	(10)		Bylaws of Registrant.
4.1	(5)		Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
4.2	(19)		Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.3	(19)		Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.4	(18)		Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.5	(19)		Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent.
10.7	(11)	*	Stock Option Plan.
10.8	(16)	*	1993 Employee Stock Purchase Plan.
10.9	(16)	*	1993 Director Stock Option Plan.
10.12	(1)		Distributor Agreement dated February 1990 between Arrow Electronics, Inc. and Registrant.
10.15	(1)		Irrevocable License Agreement dated May 8, 1988 between Seiko Instruments, Inc. and Registrant.
10.16	(1)		64 KBIT CMOS EEPROM, 1M BIT CMOS EEPROM and 256 KBIT CMOS EEPROM Consulting and Design Work Agreement dated March 26, 1986 between OKI Electric Industry Co., Ltd. and the Registrant.
10.17	(1)		FLASH EEPROM Development and License Agreement dated July 18, 1988 between OKI Electric Co., Ltd. and Registrant.
10.27	(1)	*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.34	(2)		Wafer Supply Agreement dated February 24, 1995 between OKI Electric Industry Co., Ltd. and the Registrant.
10.36	(3)	†	License Agreement dated August 18, 1995 between Intel Corporation and Registrant.
10.38	(4)		Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant.
10.39	(4)	†	Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the Registrant.

Exhibit
No.			Description

10.41	(4)	†	Amendment dated May 20, 1996 to the Wafer Supply Agreement dated February 24, 1994 between OKI Electric Industry Co., Ltd. and Registrant.
10.49	(6)		Loan and Security Agreement dated June 19, 1997 between Coast Business Credit, a division of Southern Pacific Thrift & Loan Association (Coast) and Registrant.
10.51	(6)		Commercial Security Agreement dated April 1, 1998 between Registrant and Oki Electric Industry Co., Ltd.
10.52	(6)		Wafer Purchase Agreement dated March 23, 1998 between Registrant and Trio-Tech International PTE LTD with Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.
10.59	(6)	*	Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.
10.61	(6)		Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N. V. (Elex) with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.
10.62	(6)		Letter Agreement dated August 6, 1998 between Coast and Registrant concerning default and forbearance under the Company’s bank agreements.
10.63	(7)	*	Agreement dated August 14, 1995 between Registrant and Lionel M. Allan (Amendment).
10.64	(8)		Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex NV with Standstill Agreement dated as of September 14, 1998 between Registrant and Elex, NV.
10.65	(8)		Letter Agreement dated September 21, 1998 between Coast Business Credit and Registrant concerning forbearance under the Company’s Bank Agreement.
10.67	(12)	*	Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan Advisors, Inc.
10.68	(13)		Amendment No. One to Loan and Security Agreement dated as of April 21, 1999 between Registrant and Coast Business Credit, a division of Southern Pacific Bank.
10.69	(16)		1998 Special Equity Incentive Plan.
10.70	(14)	*	Employment Agreement dated August 18, 1998 between Radu Vanco and Registrant.
10.71	(14)	*	Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
10.72	(15)	*	Severance Agreement dated May 11, 1999 between Frank Reynolds and Registrant.
10.73	(15)	*	Consulting Agreement dated January 1, 2000 between Hideyuki Tanigami and Registrant.
10.74	(15)	*	Amendment to Consulting Agreement dated June 23, 2000 between Hideyuki Tanigami and Registrant.
10.75	(17)	*	Extension of Consulting Agreement dated June 7, 2001 between Allan Advisors, Inc. and Registrant.
10.76	(17)	*	Severance Agreement dated September 21, 1999 between Barry Wiley and Registrant.
10.77	(19)	*	Severance Agreement dated April 26, 2001 between Gelu Voicu and Registrant.

Exhibit
No.			Description

10.78	(19)	*	Severance Agreement dated November 8, 2001 between Sorin Georgescu and Registrant.
10.79	(19)	*	Extension to Severance Agreement dated as of February 27, 2002 between Thomas E. Gay and Registrant.
10.80	(19)	*	Extension to Severance Agreement dated as of February 27, 2002 between Irv Kovalik and Registrant.
10.81	(19)	*	Extension to Severance Agreement dated as of February 27, 2002 between Barry Wiley and Registrant.
10.82	(19)	*	Extension to Severance Agreement dated as of February 27, 2002 between Frank Reynolds and Registrant.
10.83	(18)		Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant.
10.84	(19)		Form of Change of Control Agreement between Registrant and its non-employee directors.
21.1	(1)		List of Subsidiaries of Registrant.
23.1			Consent of Independent Accountants.
99.1			Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2			Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.

(2)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended March 31, 1995.

(3)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended September 30, 1995.

(4)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 1996.

(5)	Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed on January 22, 1997.

(6)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended May 3, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-K/A (Am. No. 1) filed for the year ended May 3, 1998.

(8)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended August 2, 1998.

(9)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended November 1, 1998.

(10)	Incorporated by reference to Registrant’s Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.

(11)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed December 18, 1998.

(12)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended January 21, 1999.

(13)	Incorporated by reference to Registrant’s Form 8-K, Date of Report: April 15, 1999.

(14)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended May 2, 1999.

(15)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2000.

(16)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed July 27, 2000.

(17)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2001.

(18)	Incorporated by reference to Registrant’s Form 8-K filed April 30, 2002.

(19)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 28, 2002.

†	Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.