Form 10-Q
period 2002-10-27
CATALYST SEMICONDUCTOR INC
filed 2002-12-11
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2002 or

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
 Yes   ☒      No   ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

     The number of shares outstanding of the Registrant’s Common Stock as of December 6, 2002 was 16,760,348.

PART I FINANCIAL INFORMATION
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
PART II OTHER INFORMATION
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Index to Exhibits
EXHIBIT 99.1
EXHIBIT 99.2

CATALYST SEMICONDUCTOR, INC.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at October 31, 2002 and April 30, 2002.	3
	Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended October 31, 2002 and 2001.	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended October 31, 2002 and 2001.	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II	OTHER INFORMATION
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURES		27
CERTIFICATIONS
INDEX TO EXHIBITS

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$28,061	$26,295
Accounts receivable, net	7,727	8,929
Inventories, net	8,895	8,749
Other assets	1,303	1,537

Total current assets	45,986	45,510
Property and equipment, net	2,765	2,414

Total assets	$48,751	$47,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,972	$4,701
Accounts payable—related parties	159	412
Accrued expenses	3,487	2,367
Deferred gross profit on shipments to distributors	1,768	1,816

Total current liabilities	9,386	9,296
Other tax related credits	3,262	3,262

Total liabilities	12,648	12,558

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; No shares issued or outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 19,092 shares issued and 16,775 shares outstanding at October 31, 2002 and 18,696 shares issued and 17,002 shares outstanding at April 30, 2002	19	19
Additional paid in capital	49,097	48,755
Treasury stock, 2,317 shares at October 31, 2002 and 1,694 shares at April 30, 2002	(6,713)	(5,105)
Accumulated deficit	(6,300)	(8,303)

Total stockholders’ equity	36,103	35,366

Total liabilities and stockholders’ equity	$48,751	$47,924

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2002	2001	2002	2001

Net revenues	$12,047	$9,166	$24,504	$19,682
Cost of revenues	7,074	6,507	14,093	12,985

Gross profit	4,973	2,659	10,411	6,697
Research and development	1,194	985	2,484	2,050
Selling, general and administrative	2,523	2,850	4,882	5,667

Income (loss) from operations	1,256	(1,176)	3,045	(1,020)
Interest income, net	88	199	154	463

Income (loss) before income taxes	1,344	(977)	3,199	(557)
Income tax provision	501	—	1,196	49

Net income (loss)	$843	$(977)	$2,003	$(606)

Net income (loss) per share:
Basic	$0.05	$(0.05)	$0.12	$(0.03)

Diluted	$0.05	$(0.05)	$0.11	$(0.03)

Weighted average common shares:
Basic	16,739	17,815	16,833	17,735

Diluted	18,342	17,815	18,650	17,735

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	October 31,	October 31,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$2,003	$(606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	501	525
Provision for doubtful accounts receivable	—	200
Provision for excess and obsolete inventory	(10)	(63)
Changes in assets and liabilities:
Accounts receivable	1,202	2,266
Inventories	(136)	(515)
Other assets	234	303
Accounts payable (including related parties)	(982)	(237)
Accrued expenses	1,267	(760)
Deferred gross profit on shipments to distributors	(48)	(610)

Net cash provided by operating activities	4,031	503

Cash flows from investing activities:
Cash used for the acquisition of fixed assets	(852)	(415)

Cash used in investing activities	(852)	(415)

Cash flows from financing activities:
Common stock issuances	195	40
Treasury stock purchases	(1,608)	(262)
Payment of line of credit	—	(2,025)
Payment of long-term debt and capital lease obligations	—	(43)

Net cash used in financing activities	(1,413)	(2,290)

Net increase (decrease) in cash and cash equivalents	1,766	(2,202)
Cash at beginning of the period	26,295	30,534

Cash at end of the period	$28,061	$28,332

Supplemental non-cash information:
Deferred compensation on exercised stock options	$147	$41

Supplemental cash flow disclosures:
Cash paid during the period for:
Income taxes	$—	$11

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

     In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2002 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The consolidated statements include the accounts of the Company’s wholly owned subsidiary, Nippon Catalyst KK, a sales organization in Japan. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002. The results of operations for the three month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending April 30, 2003 or any other future period. Certain prior period balances have been reclassified to conform to the current period presentation.

     The Company’s business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of Catalyst’s business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000, the semiconductor market rebounded from a cyclical decline which had a favorable impact on the Company’s revenues and gross margins into fiscal 2001 through the quarter ended October 2000. However, during the one year period from November 2000 through October 2001, the market for the Company’s products became more competitive as a result of the increased availability of products when demand was decreasing. During the two quarters from November 2001 through April 2002, unit volumes increased faster than prices declined, resulting in increased sales, margins and profitability. In the most recent quarter ended October 2002, the combined effects of decreased shipments with minimal change in prices resulted in revenues slightly decreased from the previous quarter. The Company could experience other such downward trends in product pricing or volume in the future which could further adversely affect its operating results.

     The Company’s fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 or January 31, respectively.

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through October 31, 2002, the Company has not had any items of comprehensive income other than net income.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early adoption is encouraged. We will adopt SFAS No. 146 during the quarter ending January 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect of the adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to the date the liability is incurred.

Note 2 – Net Income (Loss) Per Share:

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

     A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share is presented below:

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2002	2001	2002	2001

Net income (loss)	$843	$(977)	$2,003	$(606)

Shares calculation:
Weighted average shares outstanding—basic	16,739	17,815	16,833	17,735
Effect of dilutive securities:
Stock options	1,603	—	1,817	—

Weighted average shares outstanding—diluted	18,342	17,815	18,650	17,735

Net income (loss) per share:
Basic	$0.05	$(0.05)	$0.12	$(0.03)

Diluted	$0.05	$(0.05)	$0.11	$(0.03)

     Options to purchase 1,245,000 shares of common stock at prices from $4.07 to $9.50 per share outstanding during the quarter ended October 31, 2002 and options to purchase 6,186,000 shares of common stock at prices from $0.11 to $9.50 per share outstanding during the quarter ended October 31, 2001 were not included in the computation of diluted income (loss) per share because the inclusion of such options would have been antidilutive.

     Options to purchase 1,245,000 shares of common stock at prices from $4.07 to $9.50 per share outstanding during the six months ended October 31, 2002 and options to purchase 6,186,000 shares of common stock at prices from $0.11 to $9.50 per share outstanding during the six months ended October 31, 2001 were not included in the computation of diluted income (loss) per share because the inclusion of such options would have been antidilutive.

Note 3 — Balance Sheet Components (in thousands):

	October 31,	April 30,
	2002	2002

Accounts receivable:
Accounts receivable	$8,677	$9,879
Less: Allowance for doubtful accounts	(950)	(950)

	$7,727	$8,929

Inventories:
Work-in-process	$7,093	$5,590
Finished goods	1,802	3,159

	$8,895	$8,749

Property and equipment:
Engineering and test equipment	$6,146	$5,884
Computer hardware and software	1,395	807
Furniture and office equipment	1,339	1,337

	8,880	8,028
Less: accumulated depreciation and amortization	(6,115)	(5,614)

	$2,765	$2,414

Accrued expenses:
Income tax payable	$1,141	$—
Accrued employee compensation	709	886
Other	1,637	1,481

	$3,487	$2,367

Note 4 — 1998 Special Equity Incentive Plan:

     In December 1998, the Company adopted an additional stock option plan, entitled the 1998 Special Equity Incentive Plan (Special Option Plan), for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense will be recognized over the four year vesting period of the options, $23,000 of which was recognized during the three month period ended October 31, 2002. An aggregate of $473,000 of such expense has been recognized through October 31, 2002 and $10,000 remains to be recognized in future periods.

Note 5 — Contingencies:

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

Note 6 — Related Party Transactions:

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 24% of the outstanding shares of the Company as of December 6, 2002. Mr. Roland Duchâtelet, the Chairman and CEO of Elex NV, serves as a member of the Company’s Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab since 1985. Other than the purchase orders currently open with Xfab, there is no purchasing agreement currently in place with Xfab. Each purchase order remains open until the wafers are delivered, generally within two months (or over a one year period in the case of one particular wafer design which calls for monthly deliveries at a set price for each wafer delivered). The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the six months ended October 31, 2002, the Company’s purchases from Xfab totaled $886,000. As of October 31, 2002, the total amount owed Xfab was $84,000.

     The Company has had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Two officers of the Company, Messrs. Voicu and Gay own approximately 3% and 1%, respectively, of Lxi. The Company anticipates that Mssrs. Voicu and Gay will divest themselves of their holdings in Lxi in the near future. The number of full-time engineers the Company uses is dependent upon the scope and number of R&D projects in process at a given time. For example, during the month of October 2002, Essex employed the equivalent of approximately 12 engineers to perform services on behalf of Catalyst. These services relate to key development projects of the Company including development, design, layout and test program development services. The Company has taken steps to form a wholly owned subsidiary in Romania to perform these engineering design services on our behalf and anticipates discontinuing its use of the engineering services of Lxi in or around January 2003. During the six months ended October 31, 2002, the Company recorded $430,000 of engineering fees from Lxi for engineering design services. As of October 31, 2002 the total amount owed to Lxi was $75,000.

     One director, Mr. Allan, also serves as a consultant to the Company through his consulting company, Allan Advisors, Inc. (AAI). Under the terms of the consulting agreement, AAI is paid consulting fees of $8,333 per month. The consulting agreement will expire on August 14, 2003. Mr. Allan has stated his intention not to renew the Consulting Agreement upon its expiration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q. In addition, in order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we hereby notify our readers that the factors set forth in “Certain Factors That May Affect Our Future Results” as set forth below in this Item 2, as well as other factors, in the past have affected and in the future could affect our actual results and could cause our results for future periods to differ materially from those expressed in any forward looking statements made by us or on our behalf including, without limitation, those made in this report. All forward looking statements included in this report are based upon information available to us on the date of filing and we assume no obligation to update such forward-looking statements.

Overview

     Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies to our specifications.

     Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of our business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000 and the first half of fiscal 2001, we reduced our manufacturing costs, increased the efficiency of our manufacturing operations and the selling prices for certain products that we produce increased, all contributing to increased gross margin percentages. During the second half of fiscal 2001, we experienced cancellations of orders by our customers, increased supplies of competitive products, decreased prices and decreasing revenues. Revenues, gross profits, selling prices and net income continued to decline through the second quarter of fiscal 2002. In the second half of fiscal 2002, quarterly revenues, gross profits and net income increased. However, in the first quarter of fiscal 2003, these increases appear to have ceased and in the second quarter of fiscal 2003, the revenues and gross profits have decreased due to greater competitive pressures on our products. We could experience future increases in our manufacturing costs, decreases in our unit shipments and further downward trends in our product pricing, all of which are factors that could adversely affect our operating results.

Results of Operations

     Revenues. Total revenues consist of net product sales. A substantial portion of our net product sales are made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues increased $2.8 million or 30% to $12.0 million for the quarter ended October 31, 2002 from $9.2 million for the quarter ended October 31, 2001. The increase is due to increased unit volumes shipped compared to the previous year. Total revenues decreased by $0.5 million or 4% to $12.0 million for the quarter ended October 31, 2002 from $12.5 million for the quarter ended July 31, 2002. The decrease was primarily attributable to a decrease in the average selling price of the products shipped which was caused by deteriorating market conditions and an increase in sales of lower priced products. Total revenues increased $4.8 million or 24% to $24.5 million for the six months ended October 31, 2002 from $19.7 million for the six months ended October 31, 2001. The increase was primarily attributable to an increase in the quantity of our products sold which was caused by improving market conditions. Shipments of our EEPROM devices increased $4.5 million or 28% to $20.7 million or 84% of revenues in the six months ended October 31, 2002 compared to $16.2 million or 83% of revenues in the six months ended October 31, 2001. The increase was also attributable to the improved market conditions. Shipments of our Flash memory devices increased $0.2 million or 6% to $3.4 million or 14% of revenues in the six months ended October 31, 2002 compared to $3.2 million or 16% of revenues in the six months ended October 31, 2001. The increase in Flash product sales was also attributable to the improved market conditions. Shipments of our mixed signal products increased $0.1 million or 33% to $0.4 million or 2% of revenues for the six months ended October 31,

2002, compared to $0.3 million or 1% of revenues in the six months ended October 31, 2001. The increase in mixed signal product shipments was due to the limited number of products available for sale in the previous year and the recent introduction of those products. International sales contributed 77% of net product sales in the six months ended October 31, 2002 as compared to 69% in the year ended April 30, 2002. The increase in percentage of international revenues in fiscal 2003 is primarily attributable to our increased sales in Japan and Europe due to increased market demand while demand in the US has weakened. All sales of our products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit. Gross profit increased $2.3 million or 85% to $5.0 million, or a gross margin of 41%, for the quarter ended October 31, 2002 compared to gross profit of $2.7 million, or a gross margin of 29%, for the quarter ended October 31, 2001. The increase in gross profit was primarily attributable to increased revenues and lower costs due to our continuing cost control measures. The effect of changes in inventory reserves in both periods was not a significant factor. Gross profit decreased $0.4 million or 7% to $5.0 million, or a gross margin of 41%, for the quarter ended October 31, 2002 compared to a gross profit of $5.4 million, or a gross margin of 44%, for the quarter ended July 31, 2002. The decrease in gross profit was primarily attributable to the decrease in selling prices for our products due to competitive pricing pressures and decreased unit volumes sold. Gross profit increased $3.7 million or 55% to $10.4 million, or a gross margin of 42%, for the six months ended October 31, 2002 compared to a gross profit of $6.7 million, or a gross margin of 34%, for the six months ended October 31, 2001. The increase in gross profit was primarily attributable to increased unit sales and improved unit costs due to our continuing cost control measures. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time following the balance sheet date, generally within the ensuing twelve months. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. These expenses in foreign currencies are not material to us.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, contract engineering services, depreciation of equipment and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased $0.2 million or 20% to $1.2 million or 10% of revenues for the quarter ended October 31, 2002 from $1.0 million, or 11% of revenues, in the quarter ended October 31, 2001. The increase was primarily attributable to a $0.2 million increase in personnel expense and related costs. R&D expenses decreased $0.1 million or 8% to $1.2 million or 10% of revenues for the quarter ended October 31, 2002 from $1.3 million, or 10% of revenues, in the quarter ended July 31, 2002. The decrease was primarily attributable to a decrease in outside consulting expenses during the quarter. R&D expenses increased $0.4 million or 19% of revenues to $2.5 million for the six months ended October 31, 2002 from $2.1 million or 10% of revenues for the six months ended October 31, 2001. The increase was primarily attributable to a $0.3 million increase in personnel related expenses and a $0.1 million increase in the costs of various outside providers of engineering services. As of October 31, 2002, we employed 25 people in research and development activities in addition to the equivalent of 12 more people through our informal arrangement with Lxi, compared to 18 employees plus 11 under the arrangement with Lxi as of October 31, 2001. See “—Effects of Transactions with Related Parties” for additional information regarding our arrangement with Lxi.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer (D&O) insurance. SG&A expenses decreased $0.4 million or 14% to $2.5 million, or 21% of revenues, for the quarter ended October 31, 2002 from $2.9 million, or 31% of revenues, for the quarter ended October 31, 2001. This decrease was primarily attributable to a $0.2 million decrease in legal expenses and a $0.2 million decrease in provisions for bad debt. SG&A expenses increased $0.1 million or 4% to $2.5 million, or 21% of revenues, for the quarter ended October 31, 2002 compared to $2.4 million or 19% of revenues, for the quarter ended July 31, 2002. The increase was primarily attributable to an increase in promotional expenses. SG&A expenses decreased $0.8 million or 14% to $4.9 million, or 20% of revenues, for the six months ended October 31, 2002 from $5.7 million, or 29% of revenues, for the six months ended October 31, 2001. This decrease was primarily attributable to a $0.3 million decrease in personnel related expenses, a decrease of $0.2 million in the provision for bad debts and a $0.2 million decrease in commissions paid to outside representatives.

     Net Interest Income and Expense. Net interest income decreased $111,000 or 56% to $88,000, or 1% of revenues, for the quarter ended October 31, 2002 compared to $199,000, or 2% of revenues, in the quarter ended October 31, 2001. The decrease in net interest income was primarily attributable to the decreased interest rate paid on our cash balances. Net interest income decreased $309,000 or 67% to $154,000, or 1% of revenues, for the six months ended October 31, 2002 compared to $463,000, or 2% of revenues, for the six months ended October 31, 2001. The decrease in net interest income was primarily attributable to the decreased interest rate paid on our cash balances.

     Income Tax Provision. The provision for income taxes was $501,000, or 37% of earnings before taxes for the quarter ended October 31, 2002 compared to zero in the quarter ended October 31, 2001. There was no provision made for income taxes in the previous fiscal year due to the loss incurred. The provision for income taxes was $1,196,000, or 37% of earnings before taxes, for the six months ended October 31, 2002 compared to $49,000 for the six months ended October 31, 2001. The provision for income taxes for the quarter and six months ended October 31, 2002 differs from the statutory rate primarily due to increases for domestic state taxes and foreign taxes and a reduction due to R&D credits.

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

     Inventory Reserves.

     We record inventory reserves for estimated unmarketable inventory equal to the cost of inventory estimated to be in excess based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs are also required. Inventory reserves are also taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the value of and the estimated cost to sell any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory plus the estimated costs to sell exceeds the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the further decreases in estimated sales price.

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

     For sales to distributors with agreements allowing for price concessions or product returns, we recognize revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount, for a given period of time. Revenue is recognized when a distributor sells the product to an end-user, at which time the sales price becomes fixed.

     On our sales to end-users, we record estimated reductions to revenue for the return of products at the time revenue is recognized. If market conditions were to weaken, we may face higher volumes of product returns, resulting in an incremental reduction of revenue at the time products are returned. If we were to experience an increased rate of product returns, our sales would be further reduced by the increased reserves taken to cover the increased amount of our products expected to be returned.

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

     Valuation Allowances.

     We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income in assessing the need for the valuation allowance. In the event we are to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income or stockholders’ equity in the period such determination is made.

Liquidity and Capital Resources

     Total cash increased $1.7 million to $28.0 million as of October 31, 2002 from $26.3 million as of April 30, 2002. Net cash provided by operations was $4.0 million for the six months ended October 31, 2002, which was due primarily to net income of $2.0 million, adjusted for depreciation and amortization of $501,000, a decrease in gross accounts receivable of $1.2 million related to increased collections activity, increases in accrued expenses of $1.3 million due to income tax provisions and an increase in other assets of $234,000. Such increases were partially offset by an increase in gross inventories of $136,000 and a decrease in accounts payable of $982,000. Net cash provided by operations was $503,000 for the six months ended October 31, 2001, which was due primarily to depreciation and amortization of $525,000, an addition to a provision for doubtful accounts of $200,000, a decrease in gross accounts receivable of $2.3 million and a decrease in other assets of $303,000. Such increases were partially offset by a net loss of $606,000, a reduction in the provision for excess and obsolete inventory of $63,000, an increase in gross inventories of $515,000, principally caused by our increased wafer purchases, a decrease in accounts payable of $237,000, a decrease in accrued expenses of $760,000 and a $610,000 decrease in the deferred gross profits from sales to distributors.

     Our investing activities used $852,000 during the six months ended October 31, 2002 which were related primarily to the acquisition of equipment for our manufacturing operations and purchases of software to support our development activities. Cash used in investing activities for the six months ended October 31, 2001 was $415,000 which was primarily related to the purchase of equipment for our manufacturing operations.

     Financing activities used $1.4 million during the six months ended October 31, 2002, consisting primarily of $1.6 million utilized for the repurchase of an aggregate of 622,900 shares of our common stock for an average price per share of $2.58 on the open market through our announced open market repurchase program. Net cash provided by the sale of common stock through the exercise of stock options totaled $195,000 during the six months ended October 31, 2002. During the six months ended October 31, 2001, the cash utilized by financing activities was $2.3 million, consisting primarily of the $2.0 million used to pay off our outstanding bank obligation relating to our line of credit which we cancelled on June 30, 2001, $262,000 utilized for the repurchase of an aggregate of 130,000 shares of our common stock, and $43,000 for payments of capitalized leases. Net cash provided by the sale of common stock through the exercise of stock options totaled $40,000 during the six months ended October 31, 2001.

     As of October 31, 2002, we were indebted to various creditors in the amount of approximately $4.0 million. This amount is comprised of approximately $3.3 million for wafers and inventory processing and approximately $0.7 million for other goods and services.

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

Years ending	Operating
April 30,	Leases

2003	$566
2004	561
2005	574
2006	550
2007	120

$2,371

     In light of the current economic and competitive climate, we continue to monitor our liquidity resources. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. In our competitive industry, we must constantly consider the need to make significant expenditures in connection with our research and development efforts. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any acquisition of other businesses or technology. Following our cancellation of our line of credit in June 2001, we have not established a borrowing relationship with any lending institution, although we do not anticipate any difficulty in doing so should the need arise. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do determine to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in incremental dilution to our existing investors.

Effects of Transactions with Related Parties

     During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 24% of the outstanding shares of Catalyst. Mr. Roland Duchâtelet, the Chairman and CEO of Elex NV, serves as a member of our Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, our principal wafer fab since 1985. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order although, in the case of one particular wafer design, the purchase order calls for monthly deliveries over a one year period at a set price for each wafer delivered. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the six months ended October 31, 2002, our purchases from Xfab totaled $886,000. As of October 31, 2002, the total amount owed Xfab was $84,000.

     We have had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Our officers, Messrs. Voicu and Gay, own approximately 3% and 1%, respectively, of Lxi. We anticipate that Mssrs. Voicu and Gay will divest themselves of their holdings in Lxi in the near future. During the month of October 2002, Essex employed the equivalent of approximately 12 full-time engineers to perform the services on our behalf. These services relate to key development projects of Catalyst including development, design, layout and test program development services. We anticipate continuing to use the engineering services of Lxi for the near term, but given the fact that we do not have any contractual commitment to obtain these services from Lxi, nor does Lxi have any obligation to provide these services to Catalyst, we cannot be assured of the availability of these services. As a result of these and other circumstances, we have recently taken steps to form a wholly owned subsidiary in Romania to perform these engineering design services on our behalf and anticipate discontinuing our use of the engineering services of Lxi in or around January 2003. During the six months ended October 31, 2002, we recorded $430,000 of engineering fees from Lxi for engineering design services. As of October 31, 2002 the total amount owed to Lxi was $75,000.

     One of our directors, Mr. Lionel Allan, also serves as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we pay consulting fees of $8,333 per month. The consulting agreement will expire on August 14, 2003. Mr. Allan has stated his intention not to renew the consulting agreement upon its expiration.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early adoption is encouraged. We will adopt SFAS No. 146 during the quarter ending January 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect of the adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to the date the liability is incurred.

Certain Risks that May Affect Our Future Results

     We desire to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the “Reform Act”) that provides a “safe harbor” for forward-looking statements made by or on our behalf. We hereby caution stockholders, prospective investors in Catalyst and other readers that the following important factors, among others, in some cases have affected and in the future could affect, our stock price or cause our actual results for the quarter ending January 31, 2003 or the fiscal year ending April 30, 2003 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by us or on our behalf.

Our quarterly operating results may fluctuate due to many factors and are difficult to forecast.

     Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for our products;

•	volatility in supply and demand affecting market prices generally;

•	the need to establish additional inventory reserves due to the expected selling prices falling below the amounts paid to produce and sell certain parts, or if our expectations for sales of our inventory fall below the quantities that we have on hand;

•	charges to bad debt expense caused by accounts receivable that become unlikely to be collected in a reasonable amount of time, if ever;

•	the timing of new product introductions and significant orders of our products;

•	increased expenses associated with new product introductions, process changes and/or expanding our sales channels;

•	gains or losses of significant customers;

•	fluctuations in manufacturing yields;

•	changes in our product mix;

•	increases in wafer prices due to increased market demand and other factors;

•	prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	foreign currency fluctuations; and

•	general economic conditions.

We anticipate that a significant portion of our revenue may be derived from a limited number of large orders and we expect that the timing of receipt and fulfillment of these orders may cause fluctuations which could be material to our operating results, particularly on a quarterly basis.

Our quarterly revenue and operating results are difficult to forecast due to the previously described factors. We base our expense levels, in significant part, on our expectations as to future revenue and our expenses are therefore relatively fixed in the short term. If our expected revenue levels fall below our forecasts, as has occurred during the most recent fiscal year, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of our expenses vary with our revenue.

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

     For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998 and throughout calendar year 1999 and incurred substantial losses during that period. During fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins into fiscal 2001 through the quarter ended October 2000. During each of the fiscal quarters ended January 2001, April 2001, July 2001 and October 2001, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Since the one year period ended October 2001, we have seen increased quarterly revenues but the rate of revenue growth that we have experienced may not be sustained and could be reversed. For example, during the quarter ended October 31, 2002, our average selling prices trended slightly upward, while our unit sales volume decreased. Thus we are concerned about the ability of continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our 1998 and 1999 operating results.

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

     We are subject to the risks arising from adverse changes in domestic and global economic conditions, including the possible disruption in commercial activities occasioned by terrorist activity and armed conflict. Because of the current worldwide economic slowdown and, in the United States in particular, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2003 or for the entire year. These conditions would negatively affect our business, financial condition and results of operations.

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

     We do not manufacture the semiconductor wafers used for our products. Oki Electric Industry, Co., Ltd. (Oki) in Japan has supplied wafers to us since 1987 and was our sole foundry source until the quarter and fiscal year ended April 30, 2000. At that time, an additional foundry, Xfab, began to provide a limited number of products to us and the volumes currently provided by Xfab are considerably less than Oki currently provides. We do not presently have a wafer supply agreement with Oki or Xfab and instead purchase wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

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

     On September 6, 2000, we announced an agreement with Oki that resulted in a significant increase in foundry capacity available to us for a one year period that commenced in September 2000 in return for two payments totaling $10.0 million. These payments were added to the cost of inventories purchased during the ten month period ended March 2001 and were reflected in our cost of sales as the associated inventory was sold. The last of the inventories associated with the payment for additional foundry capacity was sold in the quarter ended October 2001. As market conditions deteriorated before that inventory was sold, we were expensing a portion of such payments during a period in which the selling price of that product decreased, adversely affecting our gross margins.

     To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at its facility in Lubbock, Texas. Xfab is owned by Elex NV, which is a 24% stockholder of Catalyst as of December 6, 2002, and Mr. Roland Duchâtelet, the chairman and CEO of Elex NV, serves as a member of our Board of Directors. The addition of Xfab as a second foundry source has enabled us to somewhat reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, Oki may not continue to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

•	the loss of Oki or Xfab as a supplier;

•	our inability to obtain additional capacity at Oki or Xfab;

•	our inability to qualify Xfab for additional products;

•	our ability to qualify other wafer manufacturers for desired foundry capacity; or

•	any other circumstances causing a significant interruption in our supply of semiconductor wafers.

We have a history of incurring significant losses or experiencing significant negative cash flow from operations and we may not be able to maintain recent profitability.

     We have incurred significant losses or experienced significant negative cash flow from operations during several prior fiscal years. In the most recent example, the negative cash flow we experienced from operations that occurred during fiscal 1998 and 1999 significantly reduced our available capital in those years. During fiscal 1999, we successfully took steps to address and resolve issues relating to our poor cash flow position and have maintained an improved cash position through October 31, 2002. During the fiscal year ended April 30, 2002, our cash on hand decreased by $4.2 million, principally due to an aggregate of $5.1 million in repurchases of our common stock pursuant to our open market repurchase program and our block repurchase from Elex in April 2002. Although, as of October 31, 2002, we had cash on hand of $28.0 million, we may not continue to generate sufficient revenue and profits to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow and we continue to monitor expenses and to conserve our available cash. However, to the extent we suffer any adverse effects to our revenues or margins because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

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

Although we are exploring and seeking to develop alternative wafer supply sources to Oki such as Xfab, we may not be able to obtain such alternative sources nor may we have adequate facilities available. Failure to have such alternative sources available would have a material adverse effect on our business, financial condition and results of operations.

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

     We compete with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we compete successfully with respect to each of these factors; however price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include STMicroelectronics, Atmel, Microchip, Fairchild Semiconductor and Xicor, most of which have substantially greater resources than us.

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

     We have previously experienced periodic oversupply or shortages of wafer fabrication capacity due to the cyclical nature of the semiconductor industry. Since we must order products and build inventory substantially in advance of product shipments, we risk forecasting incorrectly and producing excess or insufficient inventories of particular products. Demand for our products is volatile and customers often place orders with short lead times. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. Our inventory may not be reduced by the fulfillment of customer expected orders and in the future we may produce excess quantities of our products. To the extent we produce excess inventories of particular products, our operating results could be adversely affected by charges to income that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory writedowns or other related factors.

     For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices of our products. Such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. Inventory reserve adjustments in fiscal 2001 totaled $4.7 million which were partially offset by the release of $2.0 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001. During fiscal 2002 and through the first half of fiscal 2003, the net effect of inventory reserve adjustments was minimal.

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

We rely on outside providers of engineering services and the loss of these services or our failure to successfully transition the provision of such services to our newly established, wholly owned subsidiary may cause a significant interruption in our supply of engineering resources.

     To supplement our limited engineering staff dedicated to product research and development activities, we utilize the services of various outside semiconductor design services. The most significant is an informal arrangement we have had in place since 1995 to obtain engineering services from Lxi Corporation (Lxi) of which our officers Messrs. Voicu and Gay own approximately 3% and 1%, respectively. Lxi provides these services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The aggregate number of hours of engineering services provided to us varies by quarter. During the month of October 2002, Essex employed the equivalent of approximately 12 full-time engineers to perform services relating to key development projects including development, design, layout and test program development services. Because we do not have a formal contractual arrangement with Lxi, Lxi is not obligated to continue to perform these services. In light of this fact, we have taken steps to establish a wholly owned subsidiary in Romania to provide an increased level of engineering services more efficiently and at a lower cost. That subsidiary has leased a facility suitable for up to 60 employees. We expect this process to be completed in January 2003, at which time we will discontinue completely the current arrangement under which Lxi provides engineering services. Our business, financial condition and results of operations could be materially adversely affected if the planned transition of engineering services to our subsidiary from Lxi is not completed substantially as planned.

We may not be able to sustain market acceptance for our Flash memory products.

     A significant amount of our net revenues have been and continue to be derived from sales of Flash memory products. Flash memory products represented 14% of our shipments during the six months ended October 31, 2002 and represented 16%, 17% and 18% of our shipments, respectively, in each of fiscal years 2002, 2001 and 2000. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of competing products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time. We may not be able to sustain the market acceptance for our Flash memory products. We anticipate continued price and other competitive pressures, which adversely affected our fiscal 1998 and 1999 operating results, to adversely affect our future operating results.

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

     For the six months ended October 31, 2002, international sales comprised 77% of our product sales. Additionally, for fiscal 2002, 2001 and 2000, international sales accounted for approximately 69%, 60% and 61%, respectively, of our product sales. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

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

     A relatively small number of customers have accounted for a significant portion of our net revenue in the past. For the six months ended October 31, 2002, no single customer represented 10% or more of our sales. For the fiscal year ended April 30, 2002, sales to Future Electronics, Inc., a worldwide distributor, represented 11% of our revenues. For the fiscal year ended April 30, 2001, sales to Future Electronics, Inc. represented 14% of our revenues. For the fiscal year ended April 30, 2000, sales to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan, each represented more than 10% of our revenues (13%, 12% and 11% respectively).

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

     In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, in April 2001, we were served with a complaint alleging that we were infringing the intellectual property rights of Xicor, Inc., a maker of nonvolatile memory products. We entered into a settlement agreement with Xicor in June 2002 pursuant to which we have received a license to manufacture the disputed products in exchange for certain royalty payments to Xicor in connection with shipments of certain of our digital potentiometer products made subsequent to July 22, 2002, the date on which the complaint was dismissed. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award.

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

     Our ability to operate successfully depends, to a large extent, upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel. Competition for such personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain such personnel or attract other highly qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain any such highly qualified personnel.

We must effectively manage and support our planned growth in order for our business strategy to succeed.

We will need to continue to grow in all areas of operation and successfully integrate and support our existing and new employees into our operations, or we may be unable to implement our business strategy in the time frame we anticipate, if at all. We will need to upgrade our accounting system in the near future, which will result in significant cost and could result in reporting errors and other difficulties that may disrupt our business operations and distract our management. In addition, we will need to expand our intranet to support our new operations and to enhance our research and development efforts. Our intranet is expensive to expand and must be highly secure due to the sensitive nature of the information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert these resources from the continued growth of our business and implementation of our business strategy. Further, we must adequately train our new personnel, especially our engineering design personnel, to adequately anticipate and satisfy our customers’ needs for faster and better products. If we fail to do this, it could lead to dissatisfaction among our customers, which could slow our growth.

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

     Our Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of common stock in the event a third party acquires more than 15% of our stock, our Board’s ability to issue “blank check” Preferred Stock without stockholder approval and our staggered terms for our directors, could have the effect of delaying or preventing a change in control of Catalyst.

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

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in internal controls. During the fiscal quarter ended October 31, 2002, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

Item 5. Other Information.

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (Act), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP (PWC), our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PWC for the following non-audit services: (1) a Research and Development tax credit study and (2) consulting services regarding the establishment of various foreign operating subsidiaries.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number		Description

3.2	(1)	Restated Certificate of Incorporation of Registrant.
3.4	(2)	Bylaws of Registrant
4.1	(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
4.2	(4)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.3	(4)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.4	(5)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.5	(4)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed December 18, 1998.

(2)	Incorporated by reference to Registrant’s Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.

(3)	Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed on January 22, 1997.

(4)	Incorporated by reference to Registrant’s Form 10-K filed July 29, 2002.

(5)	Incorporated by reference to Registrant’s Form 10-Q filed December 12, 2001.

(b) Reports on Form 8-K:

     Catalyst filed two Reports on Form 8-K during the twelve months ended October 31, 2002, as follows:

     (i)  On August 22, 2002, we filed a Report on Form 8-K announcing the appointment of Mr. Henry C. Montgomery as the Chairman of our Board, replacing Mr. Radu Vanco who left our employment as President and Chief Executive Officer on August 21, 2002 and the appointment of Mr. Gelu Voicu as our Executive Vice President and Chief Operating Officer.

     (ii)  On October 31, 2002, we filed a Report on Form 8-K announcing the promotion of Mr. Gelu Voicu to President and Chief Executive Officer of Catalyst and Mr. Voicu’s appointment to our Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	December 11, 2002	By:	/s/ Gelu Voicu Gelu Voicu President and Chief Executive Officer

Date:	December 11, 2002	By:	/s/ Thomas E. Gay III Thomas E. Gay III Vice President of Finance and Administration and Chief Financial Officer

CERTIFICATIONS

I, Gelu Voicu, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalyst Semiconductor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002

/s/ Gelu Voicu Gelu Voicu President and Chief Executive Officer (Principal Executive Officer)

I, Thomas E. Gay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalyst Semiconductor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002

/s/ Thomas E. Gay III Thomas E. Gay III Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

     Exhibit Number                      Description

3.2	(1)	Restated Certificate of Incorporation of Registrant.
3.4	(2)	Bylaws of Registrant
4.1	(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
4.2	(4)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.3	(4)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.4	(5)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.5	(4)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed December 18, 1998.

(2)	Incorporated by reference to Registrant’s Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.

(3)	Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed on January 22, 1997.

(4)	Incorporated by reference to Registrant’s Form 10-K filed July 29, 2002.

(5)	Incorporated by reference to Registrant’s Form 10-Q filed December 12, 2001.