Form 10-Q
period 2003-01-26
CATALYST SEMICONDUCTOR INC
filed 2003-02-21
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the Registrant’s Common Stock as of February 14, 2003 was 16,539,504.

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
SIGNATURES
CERTIFICATIONS
Index to Exhibits
EXHIBIT 99.1
EXHIBIT 99.2

CATALYST SEMICONDUCTOR, INC.

Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets
at January 31, 2003 and April 30, 2002	3
Unaudited Condensed Consolidated Statements of Operations for the three and nine
month periods ended January 31, 2003 and 2002	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month
periods ended January 31, 2003 and 2002	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	27
Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURES	28
CERTIFICATIONS
INDEX TO EXHIBITS

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$21,918	$26,295
Short term investments	7,980	—
Accounts receivable, net	7,443	8,929
Inventories, net	7,913	8,749
Other assets	1,020	1,537

Total current assets	46,274	45,510
Property and equipment, net	2,660	2,414

Total assets	$48,934	$47,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,212	$4,701
Accounts payable-related parties	124	412
Accrued expenses	3,486	2,367
Deferred gross profit on shipments to distributors	1,632	1,816

Total current liabilities	3,454	9,296
Other tax related credits	—	3,262

Total liabilities	3,454	12,558

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized;
No shares issued or outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 19,151 shares issued and 16,813 shares outstanding at January 31, 2003 and
18,696 shares issued and 17,002 shares outstanding at April 30,
2002	19	19
Additional paid in capital	52,201	48,755
Treasury stock, 2,339 shares at January 31, 2003 and 1,694 shares at
April 30, 2002	(6,764)	(5,105)
Accumulated deficit	(5,986)	(8,303)
Accumulated other comprehensive income	10	—

Total stockholders’ equity	39,480	35,366

Total liabilities and stockholders’ equity	$48,934	$47,924

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2002	2003	2002

Net revenues	$11,207	$10,654	$35,711	$30,336
Cost of revenues	7,089	6,892	21,182	19,877

Gross profit	4,118	3,762	14,529	10,459
Research and development	1,269	1,140	3,753	3,190
Selling, general and administrative	2,451	2,584	7,333	8,251

Income (loss) from operations	398	38	3,443	(982)
Interest income, net	83	126	237	589

Income (loss) before income taxes	481	164	3,680	(393)
Income tax provision	167	—	1,363	49

Net income (loss)	$314	$164	$2,317	$(442)

Net income (loss) per share:
Basic	$0.02	$0.01	$0.14	$(0.02)

Diluted	$0.02	$0.01	$0.13	$(0.02)

Weighted average common shares:
Basic	16,774	17,669	16,813	17,704

Diluted	18,176	20,477	18,492	17,704

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	January 31,	January 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,317	$(442)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation of property and equipment	787	767
Provision for doubtful accounts receivable	—	200
Provision for excess and obsolete inventory	(56)	(12)
Loss on sale of fixed assets	11	—
Changes in assets and liabilities:
Accounts receivable	1,486	2,667
Inventories	892	(1,020)
Other assets	517	327
Accounts payable (including related parties)	(777)	(122)
Accrued expenses	1,070	(596)
Deferred gross profit on shipments to distributors	(184)	(428)
Net cash provided by operating activities	6,063	1,341

Cash flows from investing activities:
Purchase of short term investments	(7,964)	—
Acquisition of fixed assets	(1,044)	(421)

Cash used in investing activities	(9,008)	(421)

Cash flows from financing activities:
Common stock issuances	227	65
Treasury stock purchases	(1,659)	(417)
Payment of line of credit	—	(2,025)
Payment of long-term debt and capital lease obligations	—	(58)

Net cash used in financing activities	(1,432)	(2,435)

Net increase (decrease) in cash and cash equivalents	(4,377)	(1,515)
Cash at beginning of the period	26,295	30,534

Cash at end of the period	$21,918	$29,019

Supplemental non-cash information:
Deferred compensation on exercised stock options	$156	$25

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest paid	$—	$29

Income taxes paid	$—	$18

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

     In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2002 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The consolidated statements include the accounts of the Company’s wholly owned subsidiary, Nippon Catalyst KK, a sales organization in Japan and Catalyst Semiconductor Romania Com SRL, our European design center. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002. The results of operations for the three month period ended January 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending April 30, 2003 or any other future period. Certain prior period balances have been reclassified to conform to the current period presentation.

     The Company’s business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. In the most recent two quarters ended January 2003, the combined effects of decreased shipments with minimal changes in prices have resulted in decreasing revenues and margins. The Company could experience further downward trends in product pricing or volume in the future which could further adversely affect its operating results.

     The Company’s fiscal year and its first, second and third fiscal quarters end on the Sunday closest to April 30, July 31, October 31 and January 31, respectively. For purposes of financial statement presentation, the year end date is expressed as April 30 and the quarter end dates are expressed as July 31, October 31 and January 31, respectively.

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through January 31, 2003, the Company had $10,000 of other comprehensive income resulting from unrealized gains from its investment activities. Comprehensive income for the three and nine month periods ended January 31, 2003 amounted to $324,000 and $2,327,000, respectively.

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

     A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share is presented below:

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2002	2003	2002

Net income (loss)	$314	$164	$2,317	$(442)

Shares calculation:
Weighted average shares outstanding-basic	16,774	17,669	16,813	17,704
Effect of dilutive securities:
Stock options	1,402	2,808	1,679	—

Weighted average shares outstanding-diluted	18,176	20,477	18,492	17,704

Net income (loss) per share:
Basic	$0.02	$0.01	$0.14	$(0.02)

Diluted	$0.02	$0.01	$0.13	$(0.02)

     Options to purchase 716,000 shares of common stock at prices from $4.07 to $9.50 per share outstanding during the quarter ended January 31, 2003 and options to purchase 1,722,000 shares of common stock at prices from $4.07 to $9.50 per share outstanding during the quarter ended January 31, 2002 were not included in the computation of diluted income per share because the inclusion of such options would have been antidilutive.

     Options to purchase 716,000 shares of common stock at prices from $4.07 to $9.50 per share outstanding during the nine months ended January 31, 2003 and options to purchase 6,021,000 shares of common stock at prices from $0.11 to $9.50 per share outstanding during the nine months ended January 31, 2002 were not included in the computation of diluted income (loss) per share because the inclusion of such options would have been antidilutive.

Note 3 — Balance Sheet Components (in thousands):

	January 31,	April 30,
	2003	2002

Accounts receivable:
Accounts receivable	$8,393	$9,879
Less: Allowance for doubtful accounts	(950)	(950)

	$7,443	$8,929

Inventories:
Work-in-process	$7,010	$5,590
Finished goods	903	3,159

	$7,913	$8,749

Property and equipment:
Engineering and test equipment	$6,286	$5,884
Computer hardware and software	1,406	807
Furniture and office equipment	1,346	1,337

	9,038	8,028
Less: accumulated depreciation and amortization	(6,378)	(5,614)

	$2,660	$2,414

Accrued expenses:
Income taxes	$1,546	$—
Accrued employee compensation	600	886
Other	1,340	1,481

	$3,486	$2,367

Note 4 — 1998 Special Equity Incentive Plan:

     In December 1998, the Company adopted an additional stock option plan, entitled the 1998 Special Equity Incentive Plan (Special Option Plan), for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense has been recognized over the four year vesting period of the options, the remaining $10,000 of which was recognized during the three month period ended January 31, 2003. Nothing remains to be recognized in future periods.

Note 5 — Contingencies:

     In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology. The Company paid royalties under this license through 1993, at which point the Company believed that the license became fully paid-up and no further royalties were owing. In May 2001, the Company received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was paid-up and that royalties had continued to accrue. The Company does not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, the Company may be required to pay back royalties of two per cent (2%) on sales of certain products potentially as far back as 1994, which could aggregate $3.5 million plus interest.

     In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company’s financial condition or results of operations.

Note 6 — Related Party Transactions:

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 24% of the outstanding shares of the Company as of February 14, 2003. Mr. Roland Duchâtelet, the Chairman and CEO of Elex NV, serves as a member of the Company’s Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab since 1987. Additionally, some of the Company’s most recent mixed signal designs are under development at the Xfab facility. Other than the purchase orders currently open with Xfab, there is no purchasing agreement currently in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order although, in the case of one particular wafer design, the purchase order calls for monthly deliveries over a one year period at a set price for each wafer delivered. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the nine months ended January 31, 2003, the Company’s purchases from Xfab totaled $1,046,000. As of January 31, 2003, the total amount owed Xfab was $59,000.

     The Company has had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), Lxi’s wholly owned subsidiary in Romania. Two officers of the Company, Messrs. Voicu and Gay own approximately 3% and 1%, respectively, of Lxi. Messrs. Voicu and Gay have completed arrangements to divest themselves of their holdings in Lxi in the near future. Additionally, the former CEO of Catalyst, Radu Vanco owns 93% of Lxi. The number of full-time engineers the Company used was dependent upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 engineers to perform services on behalf of Catalyst. These services related to key development projects of the Company including development, design, layout and test program development services. In January 2003, the Company formed a wholly owned subsidiary in Romania to perform these engineering design services on its behalf and discontinued its use of the engineering services of Lxi in February 2003. During the nine months ended January 31, 2003, the Company recorded $610,000 of engineering fees from Lxi for engineering design services. As of January 31, 2003 the total amount owed to Lxi was $65,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results”. These forward-looking statements include, but are not limited to: the statements relating to future increases in our manufacturing costs, decreases in unit shipments and further downward pricing trends in the second paragraph of “Overview;” the statements relating to credit treatment of the accrual of income taxes for the current fiscal year in the second paragraph under “Income Tax Provision;” the statements relating to the overestimation of future selling prices under “Inventory Reserves;” the statements relating to the higher returns of product if market conditions weaken and the effect on sales if we receive an increased rate of product returns in the third paragraph under “Revenue Recognition;” the statements relating to the realization of deferred tax assets in the future under “Valuation Allowances;” the statements relating to the risks associated with seeking additional financing in the last paragraph of “Liquidity and Capital Resources;” and the statements relating to the continued use of engineering services from Lxi in the near term in the second paragraph under “Effects of Transactions with Related Parties” among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Certain Risks That may Affect Our Future Results.” All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

Overview

     Catalyst Semiconductor, Inc., incorporated October 8, 1985, designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies to our specifications.

     Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Revenues, gross profits, selling prices and net income were declining during the first six months of fiscal 2002. In the second half of fiscal 2002, quarterly revenues, gross profits and net income increased. However, in the first quarter of fiscal 2003, these increases ceased and in the second and third quarters of fiscal 2003, the revenues and gross profits have decreased due to greater competitive pressures in the markets for our products. We could experience future increases in our manufacturing costs, decreases in our unit shipments and further downward trends in our product pricing, all of which are factors that could adversely affect our operating results.

Results of Operations

     Revenues. Total revenues consist of net product sales. A substantial portion of our net product sales are made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues increased $0.5 million or 5% to $11.2 million for the quarter ended January 31, 2003 from $10.7 million for the quarter ended January 31, 2002. The increase was due to increased unit volumes shipped compared to the previous year. Total revenues decreased by $0.8 million or 7% to $11.2 million for the quarter ended January 31, 2003 from $12.0 million for the quarter ended October 31, 2002. The decrease was primarily attributable to a decrease in the average selling price of the products shipped which was caused by deteriorating market conditions and an increase in sales of lower priced products. Total revenues increased $5.4 million or 18% to $35.7 million for the nine months ended January 31, 2003 from $30.3 million for the nine months ended January 31, 2002. The increase was primarily attributable to an increase in the quantity of our products sold offset by increased sales of our lower priced products. Shipments of our EEPROM devices increased $5.4 million or 22% to $30.5 million or 85% of revenues in the nine months ended January 31, 2003 compared to $25.1 million or 83% of revenues in the nine months ended January 31, 2002. The increase was also attributable to increased unit shipments despite lower average selling prices. Shipments of our Flash memory devices decreased $0.5 million or 10% to $4.5 million or 13% of revenues in the nine months ended January 31, 2003 compared to $5.0 million or 16% of revenues in the nine months ended January 31, 2002. The decrease in Flash product sales was attributable to market conditions. Shipments of our mixed signal products increased $0.5 million or 250% to $0.7 million or 2% of revenues for the nine months ended January 31, 2003, compared to $0.2 million or 1% of revenues in the nine months ended January 31, 2002. The increase in mixed signal product shipments was due to the limited number of products available for sale in the previous year and the recent introduction of those products. International sales contributed 78% of net product sales in the nine months ended January 31, 2003 as compared to 65% in the nine months ended January 31, 2002. The increase in percentage of international revenues in fiscal 2003 is primarily attributable to our increased sales in Japan and Europe due to increased market demand while demand in the US has weakened. All sales of our products are in US dollars, minimizing the effects of currency fluctuations.

     Gross Profit. Gross profit increased $0.3 million or 8% to $4.1 million, or a gross margin of 37%, for the quarter ended January 31, 2003 compared to gross profit of $3.8 million, or a gross margin of 36%, for the quarter ended January 31, 2002. Contributing to the increase in gross profit was the release of $0.3 million of reserves relating to inventory sold by our distributors. The effect of changes in general inventory reserves in both periods was not a significant factor. Gross profit decreased $0.9 million or 18% to $4.1 million, or a gross margin of 37%, for the quarter ended January 31, 2003 compared to a gross profit of $5.0 million, or a gross margin of 42%, for the quarter ended October 31, 2002. The decrease in gross profit was primarily attributable to the decrease in selling prices for our products due to competitive pricing pressures despite increased unit volumes sold. Gross profit increased $4.0 million or 38% to $14.5 million, or a gross margin of 42%, for the nine months ended January 31, 2003, compared to a gross profit of $10.5 million, or a gross margin of 35%, for the nine months ended January 31, 2002. The increase in gross profit was primarily attributable to increased unit sales and improved unit costs due to our continuing cost control measures. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time following the balance sheet date, generally within the ensuing twelve months. We pay certain foreign manufacturing expenses in local currency, primarily the Thai Baht and the Japanese Yen. These expenses in foreign currencies are not material to us.

     Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, contract engineering services, depreciation of equipment and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased $0.2 million or 18% to $1.3 million or 11% of revenues for the quarter ended January 31, 2003 from $1.1 million, or 10% of revenues, in the quarter ended January 31, 2002. The increase was primarily attributable to an increase in personnel related expenses and increased depreciation of fixed assets purchased for our R&D personnel. R&D expenses increased $0.1 million or 8% to $1.3 million or 11% of revenues for the quarter ended January 31, 2003 from $1.2 million, or 10% of revenues, in the quarter ended October 31, 2002. The increase was primarily attributable to increased purchases of wafers for new product development purposes during the quarter. R&D expenses increased $0.6 million or 19% of revenues to $3.8 million for the nine months ended January 31, 2003 from $3.2 million or 11% of revenues for the nine months ended January 31, 2002. The increase was primarily attributable to a $0.4 million increase in personnel related expenses and a $0.1 million increase in R&D consulting costs. As of January 31, 2003, we employed 24 people in research and development activities in addition to the equivalent of 12 more people through our informal arrangement with Lxi, compared to 22 employees plus 12 under the arrangement with Lxi as of January 31, 2002. See “-Effects of Transactions with Related Parties” for additional information regarding our arrangement with Lxi.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer (D&O) insurance. SG&A expenses decreased $0.1 million or 4% to $2.5 million, or 22% of revenues, for the quarter ended January 31, 2003, from $2.6 million, or 24% of revenues, for the quarter ended January 31, 2002. This decrease was primarily attributable to a $0.2 million decrease in commission expenses for our outside sales representatives. SG&A expenses were unchanged at $2.5 million, or 22% of revenues, for the quarter ended January 31, 2003 compared to $2.5 million or 21% of revenues, for the quarter ended October 31, 2002. SG&A expenses decreased $1.0 million or 12% to $7.3 million, or 21% of revenues, for the nine months ended January 31, 2003 from $8.3 million, or 27% of revenues, for the nine months ended January 31, 2002. This decrease was primarily attributable to a $0.4 million decrease in commissions paid to outside representatives, a $0.3 million decrease in personnel related expenses, a decrease of $0.2 million in the provision for bad debts.

     Net Interest Income and Expense. Net interest income decreased $43,000 or 34% to $83,000, or 1% of revenues, for the quarter ended January 31, 2003 compared to $126,000, or 1% of revenues, in the quarter ended

January 31, 2002. The decrease in net interest income was primarily attributable to the decreased interest rate paid on our cash balances. Net interest income decreased $352,000 or 60% to $237,000, or 1% of revenues, for the nine months ended January 31, 2003 compared to $589,000, or 2% of revenues, for the nine months ended January 31, 2002. The decrease in net interest income was primarily attributable to the decreased interest rate paid on our cash balances.

     Income Tax Provision. The provision for income taxes was $167,000 or 35% of earnings before taxes for the quarter ended January 31, 2003 compared to zero in the quarter ended January 31, 2002. There was no provision made for income taxes in the previous fiscal year due to the loss incurred. The provision for income taxes was $1.4 million, or 37% of earnings before taxes, for the nine months ended January 31, 2003 compared to $494,000 or 39% for the fiscal year ended April 30, 2002. The provision for income taxes for the quarter and nine months ended January 31, 2003 differs from the statutory rate primarily due to increases for domestic state taxes and foreign taxes and a reduction due to R&D credits. The provision for income taxes for the year ended April 30, 2002 differs from the statutory rate primarily due to foreign taxes and a reduction due to R&D credits. During the fiscal quarter ended January 31, 2003, the calculations of our income taxes for the fiscal year ended April 30, 2001 were completed and filed. Those calculations confirmed that the tax benefit associated with stock option deductions for income tax purposes that exceeded the stock compensation expense recorded in the financial statements aggregated $3.1 million. As a result, such amount has been credited to additional paid-in capital during the quarter. When we complete the income tax calculations for the current fiscal year, assuming that we continue to be profitable, we expect that most of the provision for income tax accrued during the current year will also be credited to additional paid-in capital.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product shipments and returns, bad debts, inventories, income taxes, warranty obligations, contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     On our sales to end-users, we estimate returns of products at the time revenue is recognized and record revenue net of estimated returns. If market conditions were to weaken, we may face higher volumes of product returns, resulting in an incremental reduction of revenue at the time products are returned. If we were to experience an increased rate of product returns, our sales would be further reduced by the increased reserves taken to cover the increased amount of our products expected to be returned.

     At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, we reduce our inventory by the carrying value of the goods shipped since legal title has passed to the distributor and we record the gross margin in “deferred gross profit on shipments to distributors”, a component of current liabilities on our balance sheet. Deferred margin represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods could be less than the deferred margin as a result of price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past, however, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.

     Inventory Reserves.

     We record inventory reserves for estimated unmarketable inventory equal to the cost of inventory estimated to be in excess of our estimated shipments over the next 12 months based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs are also required. Inventory reserves are also taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the value of and the estimated cost to sell any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory plus the estimated costs to sell exceeds the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the further decreases in estimated sales price.

     Allowances for Doubtful Accounts.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the level of our allowance based on historical experience, the aging of our accounts receivables and the creditworthiness of individual customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Valuation Allowances.

     We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered the uncertainties associated with estimating future taxable income in assessing the need for the valuation allowance. In the event we are to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income or stockholders’ equity in the period in which we make such determination.

Liquidity and Capital Resources

     Total cash and short term investments increased $3.6 million to $29.9 million as of January 31, 2003 from $26.3 million as of April 30, 2002. Net cash provided by operations was $6.1 million for the nine months ended January 31, 2003, which was due primarily to net income of $2.3 million, adjusted for depreciation and amortization of $787,000, a decrease in gross accounts receivable of $1.5 million related to increased collections activity, a decrease in gross inventories of $892,000, a reduction of other assets of $517,000 and increases in accrued expenses of $1.1 million primarily due to income tax provisions. Such increases were partially offset by a decrease in accounts payable of $777,000 and a decrease in deferred distributor profits of $184,000. Net cash provided by operations was $1.3 million for the nine months ended January 31, 2002, which was due primarily to a net loss of $442,000, adjusted for depreciation and amortization of $767,000, an addition to a provision for doubtful accounts of $200,000, an increase in the provision for excess and obsolete inventory of $12,000 and a decrease in accounts payable and other liabilities of $718,000 related to decreased sales activity, a decrease in gross accounts receivable of $2.7 million and an increase in inventories of $1.0 million which were also related to the decrease in our sales activity.

     Our investing activities used $9.0 million during the nine months ended January 31, 2003 and were related primarily to the purchase of short term investments for $8.0 million and the acquisition of equipment for our manufacturing operations and purchases of software to support our development activities for $1.0 million. Cash used in investing activities for the nine months ended January 31, 2002 was $421,000 which was primarily related to the purchase of equipment for our manufacturing operations.

     Financing activities used $1.4 million during the nine months ended January 31, 2003, consisting primarily of $1.7 million utilized for the repurchase of an aggregate of 645,000 shares of our common stock for an average price per share of $2.57 on the open market through our repurchase program. Net cash provided by the sale of common stock through the exercise of stock options totaled $227,000 during the nine months ended January 31, 2003. During the nine months ended January 31, 2002, the cash utilized by financing activities was $2.4 million, consisting primarily of the $2.0 million used to pay off our bank credit line and $417,000 for the repurchased shares of our common stock. Net cash provided by the sale of common stock through the exercise of stock options totaled $65,000 during the nine months ended January 31, 2002.

     As of January 31, 2003, we were indebted to various creditors in the amount of approximately $4.3 million. This amount is comprised of approximately $3.5 million for wafers and inventory processing and approximately $0.8 million for other goods and services.

     We do not have any material contractual obligations or commercial commitments to make any future payments other than with respect to the facilities lease for our principal business office in Sunnyvale which will expire in 2006 and the significantly smaller amounts for our various branch sales offices for periods that are less than two years. Further, we do not engage in any off-balance sheet arrangements or transactions. The following table shows the aggregate future minimum lease payments, by fiscal year, that we are obligated to pay under the terms of the non-cancelable operating leases we had for our various facilities, principally our headquarters building in Sunnyvale, California as of April 30, 2002 (in thousands):

Years ending	Operating
April 30,	Leases

2003	$566
2004	561
2005	574
2006	550
2007	120

$2,371

     In light of the current economic and competitive climate, we continue to monitor our cash, cash equivalents and short-term investments. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. In our competitive industry, we must constantly consider the need to make significant expenditures in connection with our research and development efforts. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any acquisition of other businesses or technology. We do not have a borrowing relationship with any lending institution, although we do not anticipate any difficulty in establishing such a facility should the need arise. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do determine to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in dilution to our existing investors.

Effects of Transactions with Related Parties

     During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owns 24% of our outstanding shares as of February 14, 2003. Mr. Roland Duchâtelet, the Chairman and CEO of Elex NV, serves as a member of our Board of Directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, our principal wafer fab since 1987. Additionally, some of our most recent mixed signal designs are under development at the Xfab facility. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order although, in the case of one particular wafer design, the purchase order calls for monthly deliveries over a one year period at a set price for each wafer delivered. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the nine months ended January 31, 2003, our purchases from Xfab totaled $1,046,000. As of January 31, 2003, the total amount owed Xfab was $59,000.

     We have had an informal arrangement since 1995 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), Lxi’s wholly owned subsidiary in Romania. Two of our officers, Messrs. Voicu and Gay, own approximately 3% and 1%, respectively, of Lxi. Mssrs. Voicu and Gay have completed arrangements to divest themselves of their holdings in Lxi in the near future. Additionally, our former CEO, Radu Vanco, owns 93% of the outstanding shares of Lxi. The number of full-time engineers we used was dependent upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on our behalf. These services related to key development projects of Catalyst including development, design, layout and test program development services. In January 2003, we formed a wholly owned subsidiary in Romania, Catalyst Semiconductor, Romania com SRL (CSR), to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi in February 2003. During the nine months ended January 31, 2003, we recorded $610,000 of engineering fees from Lxi for engineering design services. As of January 31, 2003, the total amount owed to Lxi was $65,000.

     One of our directors, Mr. Lionel Allan, also serves as a consultant to us through his consulting company, Allan Advisors, Inc (AAI). Under the terms of the consulting agreement, AAI is paid consulting fees of $8,333 per month. The consulting agreement will expire on August 14, 2003. Mr. Allan has stated his intention not to renew the consulting agreement upon its expiration.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early adoption is encouraged. We adopted SFAS No. 146 during the quarter ending January 31, 2003 which had no effect on our financial statements. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect of the adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to the date the liability is incurred.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

Certain Risks that May Affect Our Future Results

     We desire to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the “Reform Act”) that provides a “safe harbor” for forward-looking statements made by or on our behalf. We hereby caution stockholders, our prospective investors in Catalyst and other readers that the following important factors, among others, in some cases have affected and in the future could affect, our stock price or cause our actual results for the quarter or fiscal year ending April 30, 2003 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

     Our quarterly operating results may fluctuate due to many factors and are difficult to forecast.

     Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for our products;

•	gains or losses of significant customers;

•	volatility in supply and demand affecting market prices generally;

•	the need to establish additional inventory reserves due to the expected selling prices falling below the amounts paid to produce and sell certain parts, or if our expectations for sales of our inventory fall below the quantities that we have on hand;

•	charges to bad debt expense caused by accounts receivable that become unlikely to be collected in a reasonable amount of time, if ever;

•	the timing of new product introductions and significant orders of our products;

•	increased expenses associated with new product introductions, process changes and/or expanding our sales channels;

•	fluctuations in manufacturing yields;

•	changes in our product mix;

•	increases in wafer prices due to increased market demand and other factors;

•	prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	foreign currency fluctuations; and

•	general economic conditions.

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

     We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar years 1997 and 1998 and again during 2001. We currently face, and in the future may face, diminished product demand, accelerated erosion of average selling prices and gross margins and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998 and throughout calendar year 1999 and incurred substantial losses during that period. In the most recent two quarters ended January 31, 2003, the combined effects of decreased unit prices have resulted in decreasing revenues and margins. Thus we are concerned about the ability of continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our 1998 and 1999 operating results.

     Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors, in particular the markets for communications, computers, consumer products and automotive applications that use our devices and the emergence of new markets for our products. The trend of gradually improving market conditions we experienced from October 2001 through July 2002 has been reversed in the most recent two quarters ended January 2003 when the market conditions for our products have been generally deteriorating. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers’ products.

General economic conditions may reduce our revenues and harm our business.

     We are subject to the risks arising from adverse changes in domestic and global economic conditions, including the possible disruption in commercial activities occasioned by terrorist activity and armed conflict. Because of the current economic slowdown, many businesses, including the semiconductor industry, are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in fiscal 2004 or for the entire year. These conditions would negatively affect our business, financial condition and results of operations.

Intense competition in our markets may lead to reduced average selling prices of our products, reduced sales of our products and reduced gross margins.

     The semiconductor industry is intensely competitive and has been characterized by rapid price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. Average selling prices in the semiconductor industry generally and, for our products in particular, have decreased significantly and rapidly over the life of each of our products. We expect that average selling prices for our existing products will decline rapidly in the future and that average selling prices for each new product will decline significantly over the life of the product. Declines in average selling prices for our products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease our overall gross margins, could cause a negative adjustment to the valuation of our inventories and could materially and adversely affect our operating results.

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

     The market for Flash memory products has been characterized by long production cycles, irregular yields, competing technologies and, intense price competition resulting in major reductions in average selling prices and corresponding reductions in margins. Our Flash memory products compete on the basis of product performance, price and customer service. However, given the development of higher density/lower cost products and the intense price competition prevalent for these products, we may not be able to compete successfully in the future against our competitors on the bases of these or other competitive factors.

If our products fail to keep pace with the rapid technological changes in the semiconductor industry, we could lose customers and revenue.

     Our product markets are characterized by rapidly changing technology and product obsolescence. A key factor to our business success is the timely introduction of new products at competitive price and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to achieve higher product densities and thereby reduce product costs. For example, most of our products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.6 micron Flash memory process. The development and implementation of such new products is highly complex, and we have experienced delays in completing the development and introduction of new products in the past, including some delays which have exceeded six months. As our products integrate new and more advanced design and process technologies, they become more complex and increasingly difficult to design and debug. We cannot assure you that any new products or product enhancements will be developed in time to capture market opportunities or achieve a significant or sustainable level of acceptance in new and existing markets. Further, our new products and technologies may not have acceptable fabrication yields or production costs. Our failure to complete and introduce new products at competitive price/performance levels could materially and adversely affect our business, financial condition and operating results. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production of new products, successful completion of technology transitions with acceptable yields and reliability, or the lack of commercial acceptance of new products we introduce to the market.

We depend on a small number of suppliers for the supply of wafers.

     We do not manufacture the semiconductor wafers used for our products. Oki Electric Industry, Co., Ltd. (Oki) in Japan has supplied wafers to us since 1987 and was our sole foundry source until the quarter and fiscal year ended April 30, 2000. At that time, an additional foundry, Xfab, began to provide a limited number of products to us and the volumes currently provided by Xfab are considerably less than Oki currently provides. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

•	the risk of inadequate wafer supplies to meet our production needs;

•	increased prices charged by such independent foundries;

•	the unavailability of or interruption in access to required or more cost effective process technologies;

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs; and

•	the risks associated with international operations more fully described below.

     We do not have a wafer supply agreement with Oki or Xfab and instead secure manufacturing availability on a purchase order and acceptance basis. These foundries have no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacities of these foundries and Oki or Xfab may reallocate capacity to other customers, even during periods of high demand for our products. If either Oki or Xfab were to become unable or unwilling to continue manufacturing our wafers in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult and could result in unforeseen manufacturing, pricing and operations problems. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to manufacturing services.

     To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at its facility in Lubbock, Texas.

We have a history of incurring significant losses or experiencing significant negative cash flow from operations and we may not be able to maintain recent profitability.

     We have incurred significant losses or experienced significant negative cash flow from operations during several prior fiscal years. In the most recent example, the negative cash flow we experienced from operations that occurred during fiscal 1998 and 1999 significantly reduced our available capital in those years. Although, as of January 31, 2003, we had cash and short term investments on hand of $29.9 million, we may not continue to generate sufficient revenue and profits to fund our operations. In addition, we expect to incur significant expenses in the future related to our research and development efforts. Also, as we hire additional personnel and possibly engage in larger business transactions, we expect selling, general and administrative expenses to increase. Other risks, such as delays in new product introductions, poor product yields, price competition or other competitive factors described elsewhere in this section, many of which are beyond our control, could also adversely affect our cash position and business. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow and we continue to monitor expenses and to conserve our available cash. However, to the extent we suffer any adverse effects to our revenues or margins because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

The trading price of our common stock could be subject to wide price and volume fluctuations in response to a variety of factors.

     Our stock price has been and may continue to be subject to significant price and volume volatility. In the twelve months ended January 31, 2003, the sales price of our common stock has ranged from a high of $4.00 per share to a low of $1.90 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	changes in market valuations of other technology companies; and

•	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

     In addition, the stock market in general has experienced extreme price and volume fluctuations, and the market prices for many high technology companies and small capitalization companies have been especially volatile. These fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for our common stock regardless of the performance of our business.

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

     We have previously experienced periodic oversupply or shortages of wafer fabrication capacity due to the cyclical nature of the semiconductor industry. Since we must order products and build inventory substantially in advance of product shipments, we risk forecasting incorrectly and producing excess or insufficient inventories of particular products. Demand for our products is volatile and customers often place orders with short lead times. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. Our inventory may not be reduced by the fulfillment of customer expected orders and in the future we may produce excess quantities of our products. To the extent we produce excess inventories of particular products, our operating results could be adversely affected by charges to income that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory writedowns or other related factors. For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million due to the rapid decrease in demand for and the selling prices of our products and in fiscal 2001 we recorded charges of approximately $4.7 million. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

We rely on outside providers of engineering services and the loss of these services or our failure to successfully transition the provision of such services to our newly established, wholly owned subsidiary may cause a significant interruption in our supply of engineering resources.

     To supplement our limited engineering staff dedicated to product research and development activities, we utilize the services of various outside semiconductor design services. The most significant was an informal arrangement we have had since 1995 to obtain engineering services from Lxi Corporation (Lxi) through Essex com SRL (Essex), its wholly owned subsidiary in Romania. Two of our officers, Messrs. Voicu and Gay own approximately 3% and 1%, respectively, of Lxi. The number of full-time engineers we used was dependent upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on our behalf. These services related to key development projects of Catalyst including development, design, layout and test program development services. In January 2003, we formed a wholly owned subsidiary in Romania, Catalyst Semiconductor, Romania com SRL (CSR), to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi effective January 31, 2003. CSR has leased a facility suitable for up to 60 employees and has 33 employees as of February 14, 2003. Our business, financial condition and results of operations could be materially adversely affected if the transition of engineering services to our subsidiary from Lxi is not completed substantially as planned.

We may not be able to sustain market acceptance for our Flash memory products.

     A significant amount of our net revenues have been and continue to be derived from sales of Flash memory products. Flash memory products represented 13% of our shipments during the nine months ended January 31, 2003 and represented 16%, 17% and 18% of our shipments, respectively, in each of fiscal years 2002, 2001 and 2000. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of competing products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices, Atmel, Fujitsu, Hitachi, Micron, Mitsubishi, STMicroelectronics, Sharp, Texas Instruments and Toshiba) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time and, therefore, we anticipate that shipments and the average selling prices of our Flash memory products will significantly decline.

We rely on third-party subcontractors to sort, assemble, test and ship our products to customers.

     We outsource portions of our planning, finish work and test functions for certain products, as well as our inventory management (shipping and receiving) function to subcontractors who are primarily located in Thailand and The Philippines. If for any reason one or more of our current vendors was unable or unwilling to continue to provide services of acceptable quality, at acceptable costs and in a timely manner, this could severely impair our ability to deliver our products to our customers, which would harm our operating results and prospects. We would also have to identify and qualify substitute vendors, which could be time consuming and difficult and result in unforeseen operations problems. If competition for any of such services increases, our product costs may increase, and we may be required to pay or invest significant amounts to secure access to these services. There are a limited number of companies that provide these services, and in the event our current providers refuse or are unable to continue to provide these services to us, we may not be able to procure such services from alternate service providers. Furthermore, if customer demand for our products increases, we may not be able to secure sufficient additional capacity from our current service providers on commercially reasonable terms, if at all. Moreover, our reliance on third party vendors involves risks such as reduced control over delivery schedules, quality assurance and costs. Such risks could lead to delays in product deliveries, lost sales and increased costs which could harm our customer relationships and result in lower profitability.

We have been unable to fulfill all of our customers’ orders according to the schedule originally requested due to the constraints in our wafer supply and manufacturing leadtimes.

     Due to constraints in our wafer supply, from time to time we have been unable to fulfill all our customers’ orders according to the schedule originally requested. Although we strive to increase our supply of wafers and finished products and communicate to our customers the scheduled delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may seek to cancel their outstanding orders. If we have not anticipated an order for immediate delivery correctly, we may need to wait for delivery of additional wafers from the foundry or arrange for the assembly and test of wafers from our die bank to fulfill an order on a date significantly later than a customer’s request. This would result in lower revenues and profits, excess inventories and increased inventory reserves. Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by us and our competitors, fluctuations in customer demand for our products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in recent fiscal years).

International sales comprise a significant portion of our product sales and our operations are expanding in various international locations, which exposes us to foreign political and economic risks.

     For the nine months ended January 31, 2003, international sales comprised 78% of our product sales. Additionally, for fiscal 2002, 2001 and 2000, international sales accounted for approximately 69%, 60% and 61%, respectively, of our product sales. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

•	greater fluctuations in demand for our products due to the increased sensitivity to pricing changes in certain markets, particularly the Far East;

•	fluctuations in exchange rates;

•	imposition of government controls;

•	political and financial instability;

•	trade restrictions;

•	potential insolvency of international distributors, representatives, vendors and customers;

•	reduced protection of intellectual property in some countries;

•	changes in regulatory requirements;

•	difficulties in staffing international operations; and

•	longer payment cycles.

     Currently, all our sales are invoiced and paid in U.S. Dollars, reducing our direct exposure to currency fluctuations. However, we do have the risk that increases in the value of the dollar relative to the local currency would make our products relatively more expensive than competitors’ products which are priced in the local currency. Recently, several customers in Europe have requested that we develop the ability to invoice them in Euros. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of our purchases are in U.S. Dollars, minimizing any direct currency fluctuation risk. Our business however, is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

A relatively small number of customers have accounted for a significant portion of our net revenue in the past and the loss of one or more of our current customers could significantly reduce our net revenues.

     A relatively small number of customers have accounted for a significant portion of our net revenue in the past. For the nine months ended January 31, 2003, no single customer represented 10% or more of our sales. For the fiscal year ended April 30, 2002, sales to Future Electronics, Inc., a worldwide distributor, represented 11% of our revenues. For the fiscal year ended April 30, 2001, sales to Future Electronics, Inc. represented 14% of our revenues. For the fiscal year ended April 30, 2000, sales to Memec (Asia Pacific) Ltd., a distributor in Asia, Future Electronics, Inc. and Yosun Industrial Corp., a reseller located in Taiwan, each represented more than 10% of our revenues (13%, 12% and 11% respectively).

     In addition, we have experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements. When we do enter into a long term contact with a customer, the contract is generally terminable at the convenience of the customer and it may be difficult for us to replace that revenue source upon cancellation of such contract.

We may be unable to adequately protect our intellectual property and therefore we may lose some of our competitive advantage.

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have been issued patents and have a number of pending United States and foreign patent applications. However, we cannot provide assurance that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented.

     Also, we may not be successful in suits in which we claim that third parties infringe our patents or other intellectual property which would adversely affect our competitive position.

     Furthermore, it may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop corresponding technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. These disputes may result in costly and time consuming litigation or the license of additional elements of our intellectual property for free.

We rely upon our intellectual property and proprietary technology and may receive notices from time to time that allege we have infringed the intellectual property rights of others.

     In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and in recent years there has been significant litigation in our industry regarding intellectual property rights. From time to time, we have been subject to legal proceedings and claims with respect to such matters as patents and other actions arising out of the normal course of business. For example, in April 2001, we were served with a complaint alleging that we were infringing the intellectual property rights of Xicor, Inc., a maker of nonvolatile memory products. We entered into a settlement agreement with Xicor in June 2002 pursuant to which we have received a license to manufacture the disputed products in exchange for certain royalty payments to Xicor in connection with shipments of certain of our digital potentiometer products made subsequent to July 22, 2002, the date on which the complaint was dismissed. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award. We may in the future initiate claims or litigation against third parties for infringement of our intellectual property rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel’s attention.

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

     Our ability to operate successfully depends, to a large extent, upon the continued service of our senior management and certain key employees and the continued ability to attract and retain additional highly qualified personnel. Competition for such personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain such personnel or attract other highly qualified personnel. None of our senior management or key personnel is restricted by a non-compete agreement. Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain any such highly qualified personnel.

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

Class action litigation due to stock price volatility could lead to substantial costs and divert our management’s attention and resources.

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Securities litigation could result in substantial costs and could divert our management’s attention and resources.

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

     Our Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of common stock in the event a third party acquires more than 15% of our stock, our Board’s ability to issue “blank check” Preferred Stock without stockholder approval and our staggered terms for our directors, could have the effect of delaying or preventing a change in control of Catalyst. Our Stockholders Rights Plan could also limit the price that some investors would be willing to pay for our common stock.

Item 3. Quantitative and Quantitative Disclosures About Market Risk

     Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of cash deposits and highly liquid short term investments. Our policy is to place these investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

     Foreign Currency Exchange Rate Risk. All of our sales, cost of manufacturing and marketing are transacted in U.S. Dollars. Accordingly, our results of operations are not currently subject to foreign exchange rate fluctuations. However, as all of our sales are made in U. S. dollars, a strengthening of the U. S. dollar could make our products less competitive in foreign markets. Gains and losses from such fluctuations have not been material to us to date.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date, the Evaluation Date, within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in internal controls. During the fiscal quarter ended January 31, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation, or Philips, to license technology pertinent to their I2C bus technology. We paid royalties under this license through 1993, at which point we believed that the license became fully paid-up and no further royalties were owing. In May 2001, we received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was paid-up and that royalties had continued to accrue. We do not believe that Philips’ position is meritorious and that, even if a currently royalty obligation is demonstrated it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, we may be required to pay back royalties of two per cent (2%) on sales of certain products potentially as far back as 1994, which could aggregate $3.5 million plus interest.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders held on December 20, 2002, the following proposals were adopted by the margins indicated.

		Number of
	Voted	Shares
Proposal	For	Withheld

1. To elect two Class I Directors to serve for a three-year term expiring upon the Annual Meeting of Stockholders next following April 30, 2005 or until such directors’ respective successors are duly elected and qualified

Henry C. Montgomery-Class I Director	15,217,934	599,405
Gelu Voicu-Class I Director	15,230,934	586,405

The term of office of directors Cynthia M. Butitta, Glen G. Possley, Lionel M. Allan and Roland Duchatelet continued after the annual meeting.

	Voted	Vote
	For	Against	Abstain	Broker Nonvotes

2. To approve the restatement of our Stock Option Plan as the 2003 Stock Incentive Plan and the reservation of 1,000,000 shares (in addition to an aggregate of 3,811,250 shares subject to outstanding option grants or available for grant under our preexisting Stock Option Plan) available for issuance under the 2003 Stock Incentive Plan	5,632,069	1,997,734	69,848	8,117,688

	Voted	Vote
	For	Against	Abstain	Broker Nonvotes

3. To approve the restatement of the 1993 Director Stock Option Plan as the 2003 Director Stock Option Plan	5,829,140	1,817,023	63,488	8,117,688

	Voted	Vote
	For	Against	Abstain

4. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending April 30, 2003	15,413,112	322,979	81,248

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

(b) Reports on Form 8-K:

     Catalyst filed no reports on Form 8-K during the three months ended January 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 21, 2003	By:	/s/ Gelu Voicu Gelu Voicu President and Chief Executive Officer

Date: February 21, 2003	By:	/s/ Thomas E. Gay III Thomas E. Gay III Vice President of Finance and Administration and Chief Financial Officer

CERTIFICATIONS

I, Gelu Voicu, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catalyst Semiconductor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 21, 2003

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

Date: February 21, 2003

/s/ Thomas E. Gay III Thomas E. Gay III Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit
Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002