Form 10-K
period 2003-04-27
CATALYST SEMICONDUCTOR INC
filed 2003-07-17
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2003

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

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of October 25, 2002, the last business day of Registrant’s most recently completed second fiscal quarter, there were 16,705,115 shares of Registrant’s Common Stock outstanding and the aggregate market value of Common Stock held by non-affiliates of Registrant was approximately $29 million (based upon the closing bid for shares of Registrant’s Common Stock as reported by the Nasdaq SmallCap Market on October 25, 2002). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Indicate by checkmark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The number of shares of Registrant’s Common Stock outstanding as of June 24, 2003 was 16,502,062.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2003 Annual Meeting of Stockholders.

CATALYST SEMICONDUCTOR, INC.

CATALYST SEMICONDUCTOR, INC.

PART I

Item 1.     Business

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “projected,” expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and the semiconductor industry and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Part II, Item 7 “Management’s Discussion & Analysis of Financial Conditions and Results of Operations — Certain Risks that May Affect Our Future Results” and elsewhere in, or incorporated by reference into, this report.

      Catalyst Semiconductor Inc. (Catalyst, we, us or Registrant) designs, develops and markets a broad range of programmable IC products serving the micro-controller applications market. These applications include communication, computing, industrial automation, consumer and automotive applications. Our product portfolio includes serial and parallel flash/ electrically erasable programmable read only memories (EEPROM), programmable micro-controller supervisory and voltage reference circuits and mixed signal devices.

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

      Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. The market for certain Flash and EEPROM devices, which comprise the majority of our business, is currently experiencing an excess market supply relative to demand which is resulting in a significant downward pressure on the selling prices for our products. However, during the fiscal year ended April 30, 2000 (fiscal 2000) and the first half of the fiscal year ended April 30, 2001 (fiscal 2001), the results of our operations improved significantly, primarily due to an improvement in market conditions. During this period, the semiconductor market rebounded from a cyclical decline which had a favorable impact on our revenues and gross margins and we also realized reductions in product costs and operating expenses through a cost reduction program that had a favorable impact on profitability. During the last half of fiscal 2001 and the first half of the fiscal year ended April 30, 2002 (fiscal 2002), we experienced a twelve month period of declines in our revenues, gross profits and net income due to a resumption of the competitive factors that result in decreasing revenues and margins. During the last six months of fiscal 2002 and throughout the fiscal year ended April 30, 2003 (fiscal 2003), unit volumes shipped, revenues, gross profits and net income were comparatively steady although with lower revenues, margins and profits than experienced in fiscal 2000. We could experience a resumption of the downward trend in revenues, product pricing and unit volumes shipped which could adversely affect our future operating results.

      Total revenues for the quarter and the fiscal year ended April 30, 2003 were approximately $12.5 million and $48.2 million, respectively, compared to total revenues of approximately $12.5 million and $42.8 million for the quarter and fiscal year ended April 30, 2002. In addition, we earned net income for the quarter and for the year ended April 30, 2003 of approximately $4.0 million and $6.3 million respectively, compared to net income of approximately $1.2 million and $770,000 for the comparable periods in the prior year. During fiscal 2003, we had a net decrease in inventory reserves of approximately $495,000 primarily related to the sale of approximately $3.1 million in finished goods inventory that was over one year old and other inventory that we did not expect to be sold within a predictable period, generally one year, the effect of which on our cost of revenues was offset by the addition of approximately $2.7 million to our inventory reserves for other inventory that we do not expect to sell within a predictable period, generally one year. During fiscal 2002, we benefited from the sale of approximately $2.0 million of previously reserved inventory, the effect of which on our cost of revenues was reduced by the addition of approximately $2.1 million to our inventory reserves. During fiscal 2001, we recorded approximately $5.0 million of additional reserves for inventory that we did not expect to be sold within a predictable period. Additionally, in fiscal 2001, we benefited from the release of approximately $2.3 million of reserves caused by the sales of inventories we had previously reserved. We can provide no assurance that we will be able to sustain the profitability we have experienced in the most recent quarters.

      Our number of full time equivalent employees increased to 108 in April 2003 from 67 in April 2002. The increase was principally due to the establishment in January 2003 of our wholly owned subsidiary in Romania which had 34 employees as of April 2003. Our manufacturing activities are also supported in part by our subcontracting of certain other operations and manufacturing activities to approximately 83 contract employees, as of April 30, 2003, located at Trio-Tech (Bangkok) Co. Ltd. (Trio-Tech) and NS Electronics Bangkok (1993) Ltd. (NSEB), both located in Bangkok, Thailand and ASE Holding Electronics (Phil.) Inc. (ASE), located in the Philippines.

      In June 2001 we paid the balance owed to a bank and made the final payments to various equipment lessors when due in October 2000. Since that time, we have operated without incurring any debt other than standard trade obligations. At this time, we believe that we have sufficient cash on hand and will not immediately need to enter into another borrowing agreement for the near term. As of April 30, 2003, we were indebted to various creditors in the amount of approximately $3.7 million of which approximately $2.9 million related to wafer production and inventory processing and approximately $800,000 million related to other goods and services.

      We market our products through a direct sales force and a worldwide network of independent distributors and sales representatives. For fiscal 2003, sales outside the United States represented 80% of our product sales. End user customers of our products include Hewlett Packard Inc., Jabil Circuit Inc., LG Electronics Inc., Samsung Asia Ltd. and VTech Communications Ltd.

Corporate Background

      We were incorporated in California in October 1985. In May 1993, we reincorporated in Delaware. Our principal executive offices are located at 1250 Borregas Avenue, Sunnyvale, California 94089, our telephone number is (408) 542-1000 and our website address is: www.catalyst-semiconductor.com.

      We make our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.catalyst-semiconductor.com. The information in, or that can be accessed through, our web site is not incorporated by reference into this Annual Report on Form 10-K.

Industry Background

      Catalyst Semiconductor designs and, through third party foundries in Japan and Texas, manufactures a broad range of multi-industry non-volatile (NVM) memories and has, more recently, introduced a limited number of mixed-signal products.

Memory Products

      There are two general classes of semiconductor memories incorporated into electronic systems, volatile memory and nonvolatile memory. The principal distinguishing characteristic between the two classes is that volatile memory devices require a continuous application of power to retain data, while nonvolatile memory devices do not. Among volatile memory devices, DRAM devices are the most prevalent because they are capable of high-speed data transfer, feature high density circuitry and can be manufactured at relatively low cost. DRAMs are used primarily as the main memory in computers for temporary storage of application program data while the system is operating. Nonvolatile memory (NVM) devices, in contrast, are used by computers and electronic systems primarily to store system-critical data when the power to the system is turned off. The continuous memory capability of NVM renders these devices well suited for a wide range of applications in the computer, consumer electronics, telecommunications, automotive, industrial control and instrumentation markets.

      NVM devices are used to store essential data such as BIOS software for personal computers, which regulates the flow of data to and from system peripherals such as the keyboard and monitor and disk drives. In addition, NVM devices that can be programmed and reprogrammed in the system are used to store user-selected system configurations in consumer electronics devices such as preset stations in automobile radios and to store numbers in cellular telephones. NVM devices have generally not been used for computer main memory applications because historically they have been more expensive, provided slower performance and were more costly to produce than volatile memory such as DRAMs.

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

NVRAMs. NVRAMs consist of a Static Random Access Memory (SRAM) device and an EEPROM incorporated in a single semiconductor die. This enables the device to provide both the high speed data transfer rates and read/ write rates typical of volatile SRAMs and the memory retention of NVMs when the system power is off. However, the complexity of NVRAM devices, which typically utilize 8 transistors per cell, makes them too costly for most commercial applications. Accordingly, NVRAMs are generally limited in application to critical, high-performance systems, such as antilock braking systems.

Flash Memory. Flash EEPROMs, or Flash memories, combine the benefits of high-speed data alterability and data transfer rates and, potentially, the low cost manufacturability of volatile memory, with the flexibility and continuous data retention of NVM. Flash memory products can potentially be manufactured with storage densities as great as DRAM densities and thereby achieve manufacturing costs approaching the low cost of DRAMs. In addition, the architecture of Flash memory potentially permits data alterability and transfer rates as fast as DRAMs. Flash memory exhibits certain limitations as compared to DRAMs, including a finite life span of read/ write cycles, which limits its use in computer main memory applications. However, Flash memory is being designed into a wide variety of applications beyond the traditional application of NVM in fixed program and data storage and into applications in dynamic data storage due to its nonvolatility, high storage densities, rapid access speed and decreasing cost.

      The different NVM semiconductor devices that we sell are reprogrammable NVM devices such as electrically erasable programmable memory (EEPROM), nonvolatile random access memory (NVRAM) and low density Flash memory. Each successive generation of NVM memory offers increasing functionality, flexibility and performance.

Non-Volatile Memory Products and Applications

      Catalyst provides a broad range of NVM products, including serial and parallel EEPROMs, low density Flash memories, and NVRAMs products. Our principal memory product lines are as follows:

Serial EEPROM. We offer a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the Inter-Integrated Circuit (I2C) bus interface of Philips Electronics, the Microwire interface protocol of National Semiconductor and the Serial Peripheral Interface (SPI) bus protocol of Motorola. Additionally, we offer 4-wire bus interface protocol type products. We offer products in a wide variety of density (1 kilobit (Kbit) to 256 Kbit) and voltage (1.8 volt to 6.0 volt) ranges. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are digital cameras, disk drives, cellular phones, DVD and CD players, hearing aids, cordless phones, laser printers, DIMM modules for computers, and various automotive applications.

Parallel EEPROM. We offer parallel EEPROM products for battery operated applications in a broad range of densities. We offer both standard 5 volt-only and 3.3 volt-only parallel EEPROMs to meet battery operated application requirements. We also offer products with 16 Kbit to 512 Kbit densities. Parallel EEPROMs transfer data in multiple bits, generally eight bits at a time. They provide faster transfer rates than serial EEPROMs, which transfer data through a single port. Parallel EEPROMs are more costly than serial EEPROMs and, accordingly, are used primarily in high performance applications. Parallel EEPROMs are primarily used in applications such as POS terminals, industrial controllers, LAN adapters, and telecommunication switches.

Flash Memory. We currently offer flash memory in a limited variety of densities. We offer Intel-licensed, 12 volt Flash memory devices in densities ranging from 512 Kbit to 2 megabit (Mb). This family includes Intel-licensed boot block and bulk erase technologies available in 1 Mb and 2 Mb densities.

NVRAMs. We offer NVRAMS in a variety of configurations. NVRAMs consist of an SRAM and an EEPROM incorporated onto a single semiconductor die. NVRAMs provide superior performance over other NVM products and are ideal for applications that require high speed read/ write operations with nonvolatile memories, including parallel processing controllers for LANs and antilock braking systems.

Mixed Signal Products (AE2™)

      Building on its worldwide customer base, Catalyst Semiconductor has been developing a broad range of mixed-signal analog products to complement its memory families. As all of the applications for NVM incorporate microcontrollers or microprocessors, we have been developing products which would interface with the controllers in various applications such as power management, supervisory management and systems support.

      These development programs have been underway for the past three years, and are now beginning to be released to the market, with some initial design-in successes. The product families are summarized below:

Supervisory Products with EEPROM Memory. We have introduced a family of micro-controller supervisory products, which combine serial EEPROM with the reset and watchdog functions required by many micro-controllers to ensure safe sustained operation. These products of ours combine in the same chip, two functions which are typically offered in two separate products, to provide a saving in critical printed circuit board space along with a component cost saving. Initial design-ins have been in the automotive industry and in power metering. Currently the family offers 2Kbit and 16Kbit of EEPROM with the supervisory functions. Higher memory density products are under development.

Supervisory Products without Memory. We are also introducing the first of several families of multi-industry supervisory products without EEPROM memory, but based on using a floating gate EEPROM technology which allows very low standby power, and the ability to program the critical threshold voltage after packaging, which reduces our inventory costs while providing higher precision to the customer at lower cost. We are one of the few analog semiconductor companies with floating gate EEPROM technology.

Digitally Programmable Potentiometers (DPPTM). We have introduced a number of solid state digital potentiometers (DPP) integrated circuits (ICs) which are targeted at replacing mechanical potentiometers used in a variety of applications for the purpose of fine tuning and trimming electronic circuitry. DPP ICs are built using the same processes as our EEPROM products. We have released 17 digital potentiometers to the market thus far, with more in development. Several of these products are pin-compatible with potentiometers from other suppliers. Early design-ins have been in digital cameras and optical transceivers. As a result of the agreement with Xicor Corporation to settle a patent issue, we pay royalties to Xicor on the digital potentiometers sold by us. See Patents and Licenses.

White LED Drivers. We have under development several products intended to drive the white light emitting diodes (LEDs), used as backlights in color LCD screens in cell phones, digital cameras, MP3 music players, personal digital assistants, industrial instrumentation, and domestic white goods. The transition from mono-tone displays to color is irreversible as the costs of color displays continue to decline, and consumers demand it. Our initial products will drive up to four LEDs in series, using boost converter designs, and six LEDs in parallel, using regulated charge pumps. Our ICs tightly regulate the current to the LEDs to ensure the uniform brightness and color purity necessary for the greatest clarity in viewing the color displays. Demonstration boards populated with our parts and using industry standard white LEDs have already been sampled by our customers in Asia, Europe and the US.

DC-DC Converters. Converting one DC voltage to another within a system is a common requirement, particularly in battery-powered applications where the power available from the batteries will decline over time and use. Using various circuit design techniques, including our patented technology, our designs allow continued unimpaired operation of a system down to the end of the life of the batteries in the system. Our initial offering is a family of industry standard converters which can either invert the positive voltage input to a corresponding negative (useful for contrast control in LCD displays), or to double the input voltage. The converters will operate at selectable frequencies from 10 to 135 kilohertz, with synchronized operation up to 1 megahertz (MHz).

Precision Voltage References. A tight voltage reference stable over temperature is required for the operation of virtually any electronic system. We will introduce a family of 0.5% accuracy thermally stable voltage references at 1.24 volts and 0.6 volts for applications in low voltage switching power supplies, microcontroller support and other applications. Our references are stable over the Industrial temperature range, -40C to +85C.

Sales and Distribution

      We market our products through a direct sales force and a network of independent distributors and sales representatives. As of April 30, 2003, we employed 21 people in our sales organization, compared to 23 and 24 as of April 30, 2002 and April 30, 2001, respectively. In addition to our Sunnyvale headquarters facility, we have domestic sales employees in Southern California, Illinois and Texas and international sales employees in China, England, South Korea and Taiwan. Our sales offices support both original equipment manufacturers (OEM) and distributors. In addition, Nippon Catalyst K.K., our subsidiary in Japan, works closely with our principal foundry and our Japanese distributors and OEM customers.

      We seek to develop strategic relationships with major OEMs and other customers. We offer a broad range of NVM devices compatible with the most common industry standards and we also work closely with our customers to provide semi-custom solutions to address individual customers’ needs. In fiscal 2003, we shipped products directly or through our distribution network to customers in the computer, consumer electronics, telecommunications, automotive, data communication and other industries. OEM customers purchasing our products include Hewlett Packard Inc., Jabil Circuit Inc., LG Electronics Inc., Samsung Asia Ltd. and VTech Communications Ltd.

      During fiscal 2003, sales to no customer exceeded 10% of our revenues. During fiscal 2002, sales to Future Electronics, Inc. (Future), a distributor which sells principally in North America and Europe represented 11% of our revenues and 14% of our revenues in fiscal 2001. Product revenues from sales to customers outside the United States represented approximately 80%, 71% and 61% of our total product revenues in fiscal 2003, 2002 and 2001, respectively. The increase in percentage of international revenues in fiscal 2003 was primarily attributable to increased sales to Japan and Europe while sales in the US diminished. The increase in percentage of international revenues in fiscal 2003 was primarily attributable to our increased sales in Japan and Europe due to our increased sales efforts in those regions. All sales of our products are billed in U.S. dollars, minimizing the effects of currency fluctuations. Due to the magnitude of our international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements and fluctuations in the value of the U.S. dollar, which among other conditions could increase the sales price of our products in local currencies, tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws.

Manufacturing

      We subcontract the manufacture of all of our products through independent semiconductor manufacturers, primarily through Oki and Xfab, our semiconductor fabricators and NSEB, our principal provider of assembly and test services. We also subcontract certain production planning, product engineering, shipping and tape and reel activities to Trio-Tech, NSEB and ASE, which in the aggregate, utilized the services of approximately 83 people in performing these services for us as of April 30, 2003. We have designed our proprietary circuit designs and fabrication processes to operate within the overall semiconductor manufacturing processes of our contract manufacturers. Our designs are manufactured utilizing Oki’s processes developed for high volume and high yield production of DRAMs. We also endeavor to develop our processes in a manner that permits the manufacture of our products in the fabrication facilities of different semiconductor manufacturing suppliers. During the fourth quarter of fiscal 2000, we made the first volume shipments of products fabricated at Xfab. Xfab is owned and operated by Elex NV, the Belgian holding company that owns 28% of our outstanding shares as of June 20, 2003. If we were forced to switch more of our manufacturing from Oki or Xfab, our production and delivery of products would be delayed and our cost for such products might be materially increased, which could adversely affect our business, financial condition and results of operations.

      Manufacturing semiconductor products is a highly complex process that is sensitive to a wide variety of factors including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel and equipment. While we believe that we have suppliers willing to provide an adequate wafer supply to meet our currently anticipated needs, we may not receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, our outside foundries have from time to time experienced lower than anticipated production yields. We can provide no assurance that manufacturing problems will not occur in the future. The loss of Oki or Xfab as a supplier, any prolonged inability to obtain adequate yields or deliveries from Oki or other subcontractors or manufacturers, or any other circumstance that would require us to seek alternative sources of supply, could increase our cost for such supplies, delay shipments and have a material adverse effect on our operating results. We currently purchase wafer supplies on a purchase order basis from Oki and Xfab. We also have a purchase agreement with UMC for certain Flash products which runs through February 2006. Due to declining Flash bookings and other circumstances, we have not ordered any wafers from UMC since December 1997. See “Item 7. Management’s Discussion and Analyses of Financial Condition and Results of Operations — Results of Operations” and “— Liquidity and Capital Resources.”

      To address our wafer supply concerns, we plan to continue working with Oki, our primary wafer supplier, to qualify our products in multiple fabrication plants owned by Oki. Once this qualification process is complete we will not only have potential access to greater quantities of wafers, but we shall also have a redundant source of wafer capacity in the event that one of Oki’s fabrication plants is damaged or destroyed by fire, earthquake or some other catastrophic event. We are also in the process of qualifying certain of our large volume products with Xfab, our secondary wafer supplier, which should further reduce the risks of quantity, quality and sourcing for a portion of our wafer supply. To further alleviate our concerns of wafer supply, we have significantly increased the quantity of wafers in our inventory, through die banking rather than more expensive finished goods, and intend to maintain such increased levels of wafer inventory throughout fiscal 2004.

      We have wafer sorting operations at our headquarters facility in Sunnyvale and we also utilize a subcontractor in Japan for this purpose. We perform circuit assembly and testing primarily through our subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual die, which are then assembled into packages and tested in accordance with our own internally-developed procedures. Following assembly, the packaged devices are further tested and inspected pursuant to our quality assurance program prior to shipment to our customers. The majority of such assembly and test services are provided by NSEB and Millennium Microtech Holding Corp. in Bangkok, Thailand, Orient Semiconductor Electronics, Inc. and ASE Holdings Electronics (Phil) Inc. in the Philippines and ChipPAC Limited in China and Korea. While the timeliness, yield and quality of semiconductor deliveries from our suppliers have been acceptable to date, we can provide no assurance that manufacturing problems will not occur in the future. Any prolonged inability to obtain adequate yields or deliveries from these manufacturers, or any other circumstance that would require us to seek alternate sources of supply, could delay shipments. Any significant delays would have an adverse effect on our operating results. Failure to have such services available would have a material adverse effect on our business, financial condition and results of operations.

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

      Our efforts include the development of successive generations of our EEPROM and Flash memory products scaled to smaller geometries, as well as mixed signal and micro-controller supervisory circuits with embedded EEPROM technologies. As of April 30, 2003, we employed 55 people in research and development activities, compared to 24 and 22 as of April 30, 2002 and 2001, respectively. The increase of 31 employees in fiscal 2003 is primarily attributable to our establishment and staffing of a research and development subsidiary in Romania in January 2003. The engineers at our subsidiary in Romania were hired to replace and expand the outsourced services from Lxi Corporation that had supplied the full-time equivalent of approximately 15 engineers as of April 30, 2002. We invested $5.2 million, $4.4 million and $4.5 million in research and development activities in fiscal 2003, 2002 and 2001, respectively.

      We had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), Lxi’s wholly owned subsidiary in Romania. The number of full-time engineers we used was dependent upon the scope and number of research and development projects in process at a given time. For example, during January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on our behalf. These services related to our key development projects including development, design, layout and test program development services. We believe that we received these engineering services from Lxi on terms and at rates that were at least as favorable, if not more favorable, than we could obtain from unaffiliated third parties. Two of our officers, Messrs. Voicu and Gay, owned approximately 3% and 1%, respectively, of Lxi until February 2003. Mr. Gay, who had served as a director of Lxi, resigned from that position in January 2003. Messrs. Voicu and Gay received no payments from Lxi during fiscal 2003 and fiscal 2002 other than $40,000 and $12,000, respectively, from the repurchase of their shares at net book value by Lxi in February 2003. Additionally, we believe that our former CEO, Mr. Radu Vanco, continues to own a majority of the outstanding shares of Lxi. In January 2003, we formed a wholly owned subsidiary in Romania, Catalyst Semiconductor, Romania com SRL (CSR), to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi in January 2003. During fiscal 2003, 2002 and 2001 we recorded $605,000, $852,000 and $714,000, respectively, of engineering fees from Lxi for engineering design services provided by Essex. As of April 30, 2003, there was no amount owed to Lxi.

Patents and Licenses

      Our success and ability to generate future revenues will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods to protect various aspects of our products.

      As of April 30, 2003, we owned 17 U.S. patents and one international patent. The term of patent protection in the United States is generally the greater of 17 years from the issue date or 20 years from the earliest effective filing date of the patent application. The expiration dates of our patents range from January 2008 to September 2021. The process of seeking patent protection can be expensive and time consuming. We can provide no assurance that patents will be issued from our pending or future applications and, if patents are issued, they will provide meaningful protection or other commercial advantage to us. Moreover, our patent rights may not be upheld in the future and we may not be able to preserve our other intellectual property rights. We also occasionally enter into licenses with third parties to provide additional functionality for our products or to offer our technology to third parties for integration into their products on an original equipment or other basis. The continued production of certain of our products and a portion of our revenues are dependent upon these licenses. In fiscal 2003, less than one percent of our revenues was subject to a royalty-bearing licensing agreement.

      In April 2001, Xicor, a competitor in the nonvolatile memory and mixed signal markets, served us with a suit alleging that some of our recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, we entered into a settlement agreement with Xicor according to which we received a license to manufacture the disputed products in exchange for certain royalty payments based upon shipments after July 22, 2002. This license expires in 2020. As a result of this agreement, we will be able to further develop such products and market them to our customers. The complaint was dismissed on July 22, 2002.

      In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology patent which expires in 2004. Catalyst paid royalties under this license through 1993, at which point we believed that the license became fully paid-up and no further royalties were owing. In May 2001, the Company received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was paid-up and that royalties had continued to accrue. The Company does not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, the Company may owe Philips an amount estimated to range from zero to $2.9 million in back royalty payments and an estimated amount ranging from zero to $1.5 million in interest payments.

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

      Our more mature products, such as EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we compete successfully with respect to each of these competitive factors. Price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include Atmel Corporation, STMicroelectronics N.V., Microchip Technology Inc., Information Storage Devices Inc. and Fairchild Semiconductor International, Inc., most of which have substantially greater resources than we do.

      The limited market for the low density Flash memory products that Catalyst manufactures has been characterized by long production cycles, irregular yields, competing technologies and a shrinking market due to the shift by most customers to the larger Flash memory sizes that we do not offer. We can provide no assurance that we will be able to compete successfully in the future against our competitors for Flash products business.

Employees

      As of April 30, 2003, we had 108 full time employees, of whom 55 were engaged in research and development. Our employees are also supported in part by our subcontracting of certain other operations and manufacturing activities to approximately 83 contract employees located in Thailand and the Philippines. Our future success will depend on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. Our employees are not represented by any collective bargaining organization and we have never experienced any work stoppage. We believe that our employee relations are good.

Executive Officers and Key Personnel

      Our executive officers and certain key personnel and their ages as of June 20, 2003 are as follows:

Name	Age	Position(s)

Gelu Voicu	53	President and Chief Executive Officer
Thomas E. Gay III	54	Vice President of Finance and Administration and Chief Financial Officer
Sorin Georgescu	51	Vice President of Technology Development
Irvin W. Kovalik	66	Vice President of Sales
George Smarandoiu	57	Vice President of Design
Barry Wiley	66	Vice President of Corporate Marketing

      Mr. Voicu has served as our President, Chief Executive Officer and as a director since October 2002. From August 2002 to October 2002, he served as our Executive Vice President and Chief Operating Officer. From April 1998 to August 2002, he served as our Vice President, Product Engineering and Manufacturing. From July 1995 to April 1998 he was our Director of Flash Product Lines. From October 1993 to July 1995 he was our Manager of Product Engineering. From June 1991 to October 1993 he served with Cypress Semiconductor, Inc., a semiconductor company, most recently as Senior Product Engineer. Mr. Voicu holds a MS in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

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

      Mr. Georgescu has served as our Vice President of Technology Development since October 2001. From October 1998 to October 2001, he was Director of Process Development at Tripath Technology, Inc., a semiconductor manufacturer. From April 1998 to October 1998, he was our Vice President of Technology. From October 1997 to April 1998 he was an engineering manager at Sandisk Corporation, a semiconductor manufacturer. From August 1994 to October 1997, he was our Director of Process Development. Mr. Georgescu holds a MS in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

      Mr. Kovalik has served as our Vice President, Sales since October 1998. From January 1998 to October 1998, he was Director of Strategic Sales for Alliance Semiconductor, Inc., a semiconductor company. From January 1997 to January 1998, he was Vice President of Sales for NovaWeb Technologies, Inc., a modem manufacturer. From September 1995 to January 1997, he was Director of Strategic Sales for Sequel, Inc., a semiconductor company. From June 1992 to June 1995, he was our Vice President, Sales. Mr. Kovalik holds a BS in Electrical Engineering for the University of Illinois.

      Dr. Smarandoiu has served as our Vice President of Design since December 2002. From July 1990 to December 2002 he served in a variety of roles at Atmel Corporation, a semiconductor company, most recently as Director of Mixed-Mode Product Development. Mr. Smarandoiu holds Master of Engineering and Doctor of Engineering degrees from the University of California, Berkeley.

      Mr. Wiley has served as our Vice President, Corporate Marketing since November 2000. From September 1999 to November 2000, he was our Vice President, Programmable Analog Business Unit. From July 1997 to September 1999 he was Vice President Marketing and Sales for IMP, Inc., a manufacturer of semiconductors. Mr. Wiley holds a MBA from the Harvard School of Business Administration and a MA in Physics from the University of Southern California.

Item 2.     Properties

      We rent our 42,500 square foot principal facility in Sunnyvale, California, pursuant to a lease that expires in July 2006. We also lease space for our research and development facility in Romania, domestic sales offices located in Southern California, Illinois and Texas and international sales offices in China, England, Japan, Korea and Taiwan. We believe that our existing facilities are adequate to meet our current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.     Legal Proceedings

      In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology patent which expires in 2004. The Company paid royalties under this license through 1993, at which point the Company believed that the license became fully paid-up and no further royalties were owing. In May 2001, the Company received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was paid-up and that royalties had continued to accrue. The Company does not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, the Company may owe Philips an amount estimated to range from zero to $2.9 million in back royalty payments and an estimated amount ranging from zero to $1.5 million in interest payments.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2003.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

Common Stock Market Prices and Dividends

      Our Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol “CATS.” During fiscal 2000 and part of fiscal 2001, our Common Stock was traded on the over-the-counter bulletin board. The following table sets forth the high and low closing sales price for the Common Stock as reported on the Nasdaq SmallCap Market for each calendar quarter of the last two fiscal years.

	High	Low

Fiscal Year Ended April 30, 2002
Quarter ended July 31, 2001	$5.97	$3.55
Quarter ended October 31, 2001	4.35	1.73
Quarter ended January 31, 2002	3.30	2.23
Quarter ended April 30, 2002	3.95	2.67
Fiscal Year Ended April 30, 2003
Quarter ended July 31, 2002	2.63	2.34
Quarter ended October 31, 2002	2.71	2.00
Quarter ended January 31, 2003	2.77	2.17
Quarter ended April 30, 2003	3.36	2.08

      As of June 24, 2003, there were approximately 175 registered holders of record of our Common Stock including one holder who is the nominee for an undetermined number of beneficial holders. This number also does not include stockholders whose shares are held in trust by other entities. The actual number of our stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, we estimate that we have approximately 5,200 beneficial owners of our Common Stock.

      No cash dividends have been declared or paid by us on the Common Stock.

      During certain portions of fiscal 2003 and 2002, we repurchased a total of 1,276,400 and 193,700 shares of our Common Stock, respectively, pursuant to an open market repurchase program and in fiscal 2002 also repurchased a block of 1.5 million shares of our common stock in a separately authorized private transaction. Please refer to Note 7 — Stockholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding our repurchase program.

Item 6.     Selected Consolidated Financial Data

      The following table presents our selected consolidated financial data. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Form 10-K including the information under the caption “Certain Factors that May Affect Our Future Results”.

	Year Ended April 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$48,221	$42,791	$98,015	$49,527	$31,987
Cost of revenues	28,396	27,158	50,863	26,837	20,909

Gross profit (loss)	19,825	15,633	47,152	22,690	11,078
Operating expenses:
Research and development	5,223	4,380	4,543	2,846	2,335
Selling, general and administrative	10,020	10,652	13,490	9,042	7,718

Income (loss) from operations	4,582	601	29,119	10,802	1,025
Interest income (expense), net	382	663	793	(492)	(802)

Income (loss) before income taxes	4,964	1,264	29,912	10,310	223
Income tax provision (benefit)	(1,354)	494	2,560	300	—

Net income (loss)	$6,318	$770	$27,352	$10,010	$223

Net income (loss) per share: Basic	$0.38	$0.04	$1.63	$0.69	$0.02

Diluted	$0.34	$0.04	$1.36	$0.50	$0.02

Weighted average common shares: Basic	16,721	17,829	16,744	14,552	12,189

Diluted	18,339	20,439	20,169	19,974	13,678

	As of April 30,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$27,906	$26,295	$30,534	$6,205	$1,852
Total working capital	47,252	45,510	50,589	21,087	9,627
Total assets	50,588	47,924	53,178	22,943	11,566
Total current liabilities	8,235	9,296	12,073	12,378	12,697
Total long-term liabilities and capital lease obligations	—	3,262	1,992	64	81
Stockholders’ equity (deficit)	42,353	35,366	39,113	10,501	(1,212)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this annual report on Form 10-K. In addition, in order to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we hereby notify our readers that the factors set forth in “Certain Factors that May Affect Our Future Results” as set forth below in this Item 7, as well as other factors, in the past have affected and in the future could affect our actual results and could cause our results for future periods to differ materially from those expressed in any forward looking statements made by or on our behalf, including without limitation those made in this report. All forward looking statements included in this report are based upon information available to us on the date of filing and we assume no obligation to update such forward looking statements.

Overview

      Catalyst Semiconductor, Inc., was incorporated on October 8, 1985 and designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies.

      Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Throughout fiscal 1998 and fiscal 1999, the market for certain FLASH and EEPROM devices, which comprise the majority of our business, experienced an excess market supply relative to demand which resulted in a significant downward trend in prices. During fiscal 2000 and the first half of fiscal 2001, we reduced our manufacturing costs, increased the efficiency of our manufacturing operations and the selling prices for certain products that we produce increased, all contributing to the increased gross margin percentages. During the second half of fiscal 2001, we experienced cancellations of orders by our customers, increased supplies of competitive products, decreased prices and decreasing revenues. Revenues, gross profits, selling prices and net income continued to decline through the second quarter of fiscal 2002. In the second half of fiscal 2002 and throughout fiscal 2003, quarterly revenues, gross profits and net income were steadier. We could, however, experience an increase in our manufacturing costs, a decrease in our unit shipments and a further downward trend in product pricing in the future, all factors which could adversely affect our operating results. Because a large portion of our orders are scheduled for shipment within a short time and our backlog is subject to cancellation and rescheduling, the value of our backlog is not a meaningful indicator of our business.

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

Inventory Reserves

      We record inventory reserves for estimated unmarketable inventory equal to the cost of inventory estimated to be in excess based upon assumptions about future demand and market conditions. We generally reserve inventory in excess of future demand for the ensuing twelve months. If actual market conditions are less favorable than those projected by management, inventory write-downs are also required. Inventory reserves are also taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the value of and the estimated cost to sell any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory and costs to sell exceeds the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the even lower estimated sales price. Once established, inventory reserves are not reversed until the associated inventory has been sold or physically scrapped.

Revenue Recognition

      For products sold directly to end-users, original equipment manufacturers, or to resellers that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns and allowances are estimated based primarily upon historical experience and provided at the time of shipment.

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

Allowances for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Bad debt expenses, when incurred, are included in our selling expenses.

Valuation Allowances.

      In prior years, we recorded substantial valuation allowances to reduce our deferred tax assets to the amount that was more likely than not to be realized. As of April 30, 2003, we estimated that amount based on the experience during the year then ended. We have considered estimated future taxable income in assessing the need for the valuation allowance. In the fourth quarter of fiscal 2003, we determined that the amount of deferred tax assets that we would be able to realize aggregated $1.9 million and the valuation allowance was reduced accordingly which increased income and shareholders equity for the fourth quarter and fiscal 2003.

      We continue to record a valuation allowance of $8.6 million as of April 30, 2003 which may be released as we revise our estimates of the likelihood of portions of that amount being realized. The release of up to $4.6 million of that allowance will also benefit our net income and shareholders equity if and when it is released. The remaining $4.0 million of valuation allowance will be credited to additional paid-in-capital if and when it is released.

Results of Operations

Fiscal Year Ended April 30, 2003 Compared to Fiscal Year Ended April 30, 2002

      Revenues. Total revenues consist of net product sales. A substantial portion of net product sales are made through independent distributors. Revenues from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues increased by 13% to $48.2 million in fiscal 2003 from $42.8 million in fiscal 2002. The increase was primarily attributable to a 26% increase in the quantity of our EEPROM products sold, the impact of which on our revenues was partially reduced by the effect of a 12% reduction in the average selling price of our products during fiscal 2003 caused by an excess supply of semiconductors and other unfavorable industry-wide conditions. Shipments of our EEPROM devices increased by $6.2 million to $41.7 million, or 87% of revenues, in fiscal 2002 compared to $35.5 million, or 83% of revenues, in the prior year. The increase was also attributable to the slightly improved market conditions. Shipments of our Flash memory devices decreased by $1.1 million to $5.8 million, or 12% of revenues, in fiscal 2003 compared to $6.9 million, or 16% of revenues, in the prior year. The decrease in Flash product sales was also attributable to the deteriorating market conditions for the smaller memory sizes that we produce. Shipments of our mixed signal products were approximately $700,000 for fiscal 2003, compared to approximately $400,000 in fiscal 2002. The increase in mixed signal product shipments was due to the limited but growing number of products available for sale and because most of these products were recently introduced. We expect sales of our mixed signal products to increase in absolute dollars and on a percentage of revenue basis as we continue to introduce additional products and continue our efforts to gain customer acceptance of this product line. Sales to customers outside the United States contributed approximately 80% of total revenues in fiscal 2003 as compared to 71% of total revenues in fiscal 2002. The increase in percentage of international revenues in fiscal 2003 was primarily attributable to our increased sales in Japan and Europe due to our increased sales efforts in those regions. Substantially all sales of our products are in U.S. dollars, minimizing the effects of currency fluctuations.

      Gross Profit. Gross profit for fiscal 2003 was $19.8 million, or a gross margin of 41%, compared to gross profit of $15.6 million, or a gross margin of 37%, for fiscal 2002. The increase in gross profit was primarily attributable to the impact of a 25% increase in units shipped, the impact of which on gross profit was reduced by a 14% decrease in the average selling prices or our products. In fiscal 2003 and 2002, we benefited from the release of $3.1 and $2.0 million, respectively, in inventory reserves due to the sale or other disposal of inventories previously reserved. The impacts on our gross profits from such reserve releases were reduced by additions to our inventory reserves of $2.7 and $2.1 million, respectively, in fiscal 2003 and 2002. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time from the balance sheet date, generally within the ensuing twelve months. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. These expenses in foreign currencies have not been material to us in the past. We do not hedge our exposure fluctuations in these currencies relative to the U.S. dollar. A 10% change in the exchange rate of the Thai Baht to the U.S. dollar would have had a 0.4% impact on our cost of goods sold in fiscal 2003. A 10% change in the exchange rate of the Japanese Yen to the U.S. dollar would have had a 0.1% impact on our cost of goods sold in fiscal 2003.

      Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, contract engineering services, depreciation of equipment and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased 18% to $5.2 million in fiscal 2003 from $4.4 million in fiscal 2002. The increase was primarily attributable to a $700,000 increase in personnel related expenses and a $100,000 increase in the depreciation of software and equipment purchased for development purposes. As of April 30, 2003, we employed 55 people in research and development activities, compared to 24 employees plus 15 under our informal arrangement with Lxi as of April 30, 2002. The increase was primarily attributable to the hiring of 28 engineers at Catalyst

Semiconductor Romania SRL (CSR), our recently formed subsidiary in Romania, to replace and expand the engineering services previously provided by Lxi. As a percentage of revenues, R&D expenses increased to 11% in fiscal 2003 from 10% in fiscal 2002. Since most of the costs of CSR such as rent and payroll are valued in United States dollars, the amount of our R&D expenses in currencies other than the U.S. dollar has been minimal.

      Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer (D&O) insurance. SG&A expenses decreased $700,000, or 7%, to $10.0 million in fiscal 2003 from $10.7 million in fiscal 2002. This decrease was primarily attributable to a $400,000 decrease in commissions paid to outside representatives, a $200,000 reduction in legal expenses and a $200,000 decrease in bad debt expense. As a percentage of revenues, SG&A expenses decreased to 21% in fiscal 2003 from 25% in fiscal 2002. The reason for the decrease in SG&A expenses as a percentage of revenue was the decrease in expenses on an absolute dollar basis and the increase in revenues. A 10% change in the exchange rate of the Japanese Yen to the U.S. dollar would have had a 0.6% impact on our SG&A expenses in fiscal 2003.

      Net Interest Income and Expense. We earned net interest income of $382,000, or 1% of revenues, in fiscal 2003 compared to net interest income of $663,000, or 2% of revenues, in fiscal 2002. The decrease in net interest income was primarily attributable to the decreased interest rate paid on our cash balances.

      Income Tax Provision. The effective income tax benefit rate was 27% in fiscal 2003, as compared to an income tax expense rate of 39% in fiscal 2002. The difference between our fiscal 2003 and 2002 tax rates is primarily attributable to the release of a portion of the valuation allowance previously provided on net deferred tax assets.

Fiscal Year Ended April 30, 2002 Compared to Fiscal Year Ended April 30, 2001

      Revenues. Total revenues decreased by 56% to $42.8 million in fiscal 2002 from $98.0 million in fiscal 2001. The decrease was primarily attributable to a decrease in sales of our EEPROM products, as well as a 44% reduction in the average selling price of our products during fiscal 2002, caused by an excess supply of semiconductors and other unfavorable industry-wide conditions. Shipments of our EEPROM devices decreased by $46.2 million to $35.3 million, or 83% of revenues, in fiscal 2002 compared to $81.5 million, or 83% of revenues, in the prior year. The decrease was also attributable to the deteriorating market conditions. Shipments of our Flash memory devices decreased by $9.4 million to $6.9 million, or 16% of revenues, in fiscal 2002 compared to $16.3 million, or 17% of revenues, in the prior year. The decrease in Flash product sales was also attributable to the deteriorating market conditions. Shipments of our mixed signal products were $400,000 for fiscal 2002, compared to $200,000 in fiscal 2001. The increase in mixed signal product shipments was due to the limited number of products available for sale and because most of these products were introduced in fiscal 2002. International sales contributed 71% of total revenues in fiscal 2002 as compared to 61% of total revenues in fiscal 2001. The increase in percentage of international revenues in fiscal 2002 was primarily attributable to our increased sales in Asia due to increased market demand and our ability to be more competitive in the region as a result of certain cost reductions.

      Gross Profit. Gross profit for fiscal 2002 was $15.6 million, or a gross margin of 37%, compared to gross profit of $47.2 million, or a gross margin of 48%, for fiscal 2001. The decrease in gross profit was primarily attributable to decreased selling prices and decreased revenues. In fiscal 2002 and 2001, we benefited from the release of $2.0 and $2.3 million, respectively, in inventory reserves due to the sale or other disposal of inventories previously reserved. The decrease in gross margin percentage in fiscal 2002 was due to decreased selling prices and decreases in the level of sales of products with higher gross margins.

      Research and Development. R&D expenses decreased 2% to $4.4 million in fiscal 2002 from $4.5 million in fiscal 2001. The decrease was primarily attributable to a $0.1 million decrease in wafers purchased for development purposes. As of April 30, 2002, we employed 24 people in research and development activities in addition to the equivalent of 15 more at Lxi, compared to 21 employees plus 11 at Lxi as of April 30, 2001. As a percentage of revenues, R&D expenses increased to 10% from 5% from fiscal 2001 to fiscal 2002. This increase in percentage was attributable to the decrease in revenues.

      Selling, General and Administrative. SG&A expenses decreased $2.8 million, or 21%, to $10.7 million in fiscal 2002 from $13.5 million in fiscal 2001. This decrease was primarily attributable to a $1.5 million decrease in personnel related expenses, principally related to reduced bonuses and commissions for employees due to our decreased profitability and a $1.0 million decrease in commissions paid to outside representatives as a result of the decrease in revenues. As a percentage of revenues, SG&A expenses increased to 25% from 14% from fiscal 2001 to fiscal 2002. The reason for the increase in the percentage of revenue was the decrease in revenues.

      Net Interest Income and Expense. We earned net interest income of $663,000, or 2% of revenues, in fiscal 2002 compared to net interest income of $793,000, or 1% of revenues, in fiscal 2001. The decrease in net interest income was primarily attributable to the decreased interest rate paid on our cash balances.

      Income Tax Provision. The effective income tax expense rate was 39% in fiscal 2002 as compared with 9% in fiscal 2001. The difference between our fiscal 2002 and 2001 tax rates was due to our utilization of net operating loss and credit carryforwards in fiscal 2001, and our inability to benefit from net operating losses and credits carryforwards generated in fiscal 2002.

Liquidity and Capital Resources

      Total cash decreased $18.5 million to $7.8 million as of April 30, 2003 from $26.3 million as of April 30, 2002 primarily due to our net purchase of $20.1 million in short-term investments. Net cash provided by operations was $6.3 million for fiscal 2003, which was due primarily to net income of $6.3 million, adjusted for depreciation and amortization of $1.1 million, additions to inventory reserves of $2.7 million, a reduction of gross accounts receivable of $1.1 million and an increase in accrued expenses and other liabilities of $1.1 million mostly from tax related adjustments. Such increases were partially offset by releases of inventory reserves of $3.1 million resulting from shipments of previously reserved inventory, a reduction in gross inventories of $169,000, a reduction in accounts payable of $1.4 million primarily due to reductions in inventory purchases, an increase in deferred tax assets of $1.9 million and a decrease in the deferred gross profit on distributor sales due to decreased inventories and margins at distributors of $399,000. For fiscal 2002, net cash of $3.3 million was provided by operations, principally by net income of $770,000, adjusted for depreciation and amortization of approximately $1.0 million, an addition to the provision for doubtful accounts of $200,000, a net increase in the provision for excess and obsolete inventory of $72,000 and a decrease in gross accounts receivable of $1.7 million related to decreased sales, an increase in accounts payable of $852,000, related to our increased wafer purchases and an increase in other credits of $1.3 million. Such increases were partially offset by an increase in gross inventories of $472,000, an increase in other current assets of $642,000 related to an expected refund of income taxes paid in a previous year and a decrease in accrued expenses of $1.1 million.

      Our investing activities used $21.8 million during fiscal 2003 which was primarily related to $20.1 million utilized for the net purchases of short-term investments and to $1.8 million primarily for the acquisition of design software and equipment for R&D and our manufacturing operations. Cash used in investing activities for fiscal 2002 was $833,000 which was primarily related to the purchase of equipment for our manufacturing operations.

      Financing activities used $2.9 million during fiscal 2003, consisting primarily of $3.2 million utilized for the repurchase of an aggregate of 1,276,400 shares of our common stock from open market purchases made through our announced open market repurchase program. Net cash provided by the sale of our Common Stock through the exercise of stock options totaled $296,000 during fiscal 2003. Financing activities used $6.7 million during fiscal 2002, consisting primarily of $5.1 million utilized for the repurchase of an aggregate of 1,693,700 shares of our Common Stock, 1.5 million of which were repurchased in a private transaction and the remainder of which were open market purchases made through our announced open market repurchase program and approximately $2.1 million was used to pay off the bank credit line and the remaining capital lease obligations. Net cash provided by the sale of common stock through the exercise of stock options totaled $451,000 during fiscal 2002.

      In September 2001, the Board of Directors authorized a program for the open market repurchase of up to 1.5 million shares of our Common Stock and in March 2003 increased the authorized limit to a total of

2 million shares. The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our Common Stock. We have no immediate plans to reissue the repurchased shares and we intend to hold such shares in treasury until suitable opportunities arise. The following table summarizes the activity of the repurchase program through April 30, 2003:

	Shares	Total Cost	Avg. Cost
Years Ended April 30,	Repurchased	of Shares	Per Share

2002	193,700	$417,000	$2.15
2003	1,276,400	3,235,000	2.53

Total	1,470,100	$3,652,000	$2.48

      Additionally, in a separately authorized transaction in April 2002, we purchased 1.5 million shares of our Common Stock from our largest shareholder, Elex for $3.13 per share which represented a 5% discount from the closing price on the date of the purchase.

      As of April 30, 2003, we were indebted to various creditors in the amount of approximately $3.7 million. This amount is comprised of approximately $2.9 million for wafers and inventory processing and approximately $800,000 for other goods and services.

      We do not have any material contractual obligations or commercial commitments to make any future payments other than with respect to the facilities lease for our principal business office in Sunnyvale which will expire in 2006. The lease agreement allows us to exercise an option to extend the term by an additional five years. Further, we do not engage in any off-balance sheet financing arrangements or transactions other than the standard building leases. The following table shows the aggregate future minimum lease payments, by fiscal year, that we are obligated to pay under the terms of the non-cancelable operating leases we currently have for our various facilities, principally our headquarters building in Sunnyvale, California (in thousands):

Operating
Years Ending April 30,	Leases

2004	$628
2005	560
2006	454
2007	112
2008	—

$1,754

      In light of the current economic and competitive climate, we continue to monitor our liquid resources. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. In our competitive industry, we must constantly consider the need to make significant expenditures in connection with our research and development efforts. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any acquisition of other businesses or technology. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do determine to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in incremental dilution to our existing investors.

Effects of Transactions with Related Parties

      During the fourth quarter of fiscal 2000, Catalyst began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company that owned 28% of our outstanding Common Stock as of June 24, 2003. Mr. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex NV, serves as a member of our board of directors. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, our principal wafer fab. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design under development, we have prepaid a purchase order which calls for a mask set and delivery of a prototype wafer lot at a future time to be determined by future events. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During fiscal 2003, our purchases from Xfab totaled $1.4 million. As of April 30, 2003, the total amount owed Xfab was $18,000.

      We had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), Lxi’s wholly owned subsidiary in Romania. The number of full-time engineers we used was dependent upon the scope and number of research and development projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on our behalf. These services related to our key development projects including development, design, layout and test program development services. We believe that we received these engineering services from Lxi on terms and at rates that were at least as favorable, if not more favorable, than we could obtain from unaffiliated third parties. Two of our officers, Messrs. Voicu and Gay, owned approximately 3% and 1%, respectively, of Lxi until February 2003. Mr. Gay, who had served as a director of Lxi, resigned from that position in January 2003. Messrs. Voicu and Gay received no payments from Lxi during fiscal 2003 and fiscal 2002 other than $40,000 and $12,000, respectively, from the repurchase of their shares at net book value by Lxi in February 2003. Additionally, we believe that our former CEO, Mr. Radu Vanco, continues to own a majority of the outstanding shares of Lxi. In January 2003, we formed a wholly owned subsidiary in Romania, Catalyst Semiconductor, Romania com SRL (CSR), to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi in January 2003. During fiscal 2003, 2002 and 2001 we recorded $605,000, $852,000 and $714,000, respectively, of engineering fees from Lxi for engineering design services provided by Essex. As of April 30, 2003, there was no amount owed to Lxi.

      One of our directors, Mr. Lionel Allan, also served as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we paid consulting fees of $8,333 per month throughout fiscal 2003 and in April 2003, we terminated the agreement and paid the $29,000 balance due as required by the agreement. The consulting agreement was to expire on August 14, 2003. Mr. Allan no longer provides consulting services to us and we have no continuing obligations to Mr. Allan under the prior agreement.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002. We adopted SFAS 146 during the quarter ended January 31, 2003 which had no effect on our financial statements. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect of the adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to the date the liability is incurred.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Catalyst applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a significant impact on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”(SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on our financial statements. The disclosure required by SFAS 148 is made in these consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a significant impact on our consolidated financial statements.

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that adoption of this standard will not have a material impact on our financial statements.

Certain Risks that May Affect Our Future Results

Our quarterly operating results may fluctuate due to many factors and are difficult to forecast.

      Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for our products;

•	volatility in supply and demand affecting semiconductor market prices generally such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in fiscal 2002, 1999 and 1998;

•	the need to establish additional inventory reserves due to the expected average selling prices falling below the amounts paid to produce and sell certain parts, or if our expectations for sales of our inventory fall below the quantities that we have on hand;

•	charges to bad debt expense caused by accounts receivable that become unlikely to be collected in a reasonable amount of time, if ever;

•	the timing of new product introductions and significant orders of our products;

•	increased expenses associated with new product introductions, process changes and/or expanding our sales channels;

•	gains or losses of significant customers;

•	fluctuations in manufacturing yields;

•	changes in our product mix;

•	increases in wafer prices due to increased market demand and other factors;

•	prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	foreign currency fluctuations; and

•	general economic conditions.

We anticipate that a significant portion of our revenues may be derived from a limited number of large orders and we expect that the timing of receipt and fulfillment of these orders may cause fluctuations which could be material to our operating results, particularly on a quarterly basis.

      Our quarterly revenues and operating results are difficult to forecast. We base our expense levels, in significant part, on our expectations as to future revenues and our expenses are therefore relatively fixed in the short term. If our revenues fall below our forecasts, as occurred during fiscal 2002, net income is likely to be disproportionately adversely affected because our costs are relatively fixed in the short term.

The semiconductor industry is highly cyclical in nature.

      We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar 1997 and 1998 and 2001. We currently face and in the future may face diminished product demand, accelerated erosion of average selling prices and gross margins and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

      For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998, fiscal 1999 and the first half of fiscal 2000 and incurred substantial losses during that period. During late fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins through the quarter ended October 2000. During the second half of fiscal 2001 and the first half of fiscal 2002, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Since the quarter ended October 2001, we have seen increased quarterly revenues but the rate of revenue growth that we experienced may not be sustained and could be reversed. Thus we are concerned about the ability of continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our fiscal 1998, 1999 and 2000 operating results.

      Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. The improved market conditions we experienced in calendar 1999 and calendar 2000 have deteriorated significantly. During late calendar 2000 to mid-calendar 2002, we experienced decreases in orders from customers and found that lower selling prices were necessary to remain competitive in the market. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers’ products.

General economic conditions may reduce our revenues and harm our business.

      We are subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the current worldwide economic slowdown and, the recession in the United States in particular, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our expectations of revenues for any given quarter or for the entire fiscal year. These conditions would negatively affect our business, financial condition and results of operations.

If our products fail to keep pace with the rapid technological changes in the semiconductor industry, we could lose customers and revenue.

      Our product markets are characterized by rapidly changing technology and product obsolescence. A key factor to our business success is the timely introduction of new products at competitive price and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to achieve higher product densities and thereby reduce product costs. For example, most of our products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.6 micron Flash memory process. Although we have recently implemented a 0.8 micron CMOS process for our EEPROM products, the time and expense of converting our products to this process will consume a considerable portion of our resources which may result in a reduction of our costs more slowly than the price erosion the effort is intended to counteract, resulting in limited benefit, if any. We may not be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, our products may not achieve market acceptance. Our failure to complete and introduce new products at competitive price/ performance levels could materially and adversely affect our business, financial condition and operating results. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production of new products, successful completion of technology transitions with acceptable yields and reliability, or the lack of commercial acceptance of new products we introduce to the market.

We depend on a small number of suppliers for the supply of wafers.

      We do not manufacture the semiconductor wafers used for our products. Oki in Japan has supplied wafers to us since 1987 and was our sole foundry source until the end of fiscal 2000. At that time, an additional foundry, Xfab, began to provide a limited number of products to us and the volumes currently provided by Xfab are considerably less than Oki currently provides. We do not presently have a wafer supply agreement with Oki or Xfab and instead purchase wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

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

We are not always able to obtain sufficient increased quantities of wafers from Oki and Xfab to fulfill some of the current customer demand. Although we have a wafer purchase agreement with UMC for certain Flash products which runs through February 2006, due to declining Flash bookings and other circumstances, we have not ordered any wafers from UMC since December 1997.

      To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki and our secondary foundry capability with Xfab at its facility in Lubbock, Texas. Xfab is owned by Elex NV which is a 28% stockholder of Catalyst as of June 24, 2003 and Mr. Roland Duchâtelet, the chairman and CEO of Elex NV, serves as a member of our Board of Directors. The addition of Xfab as a second foundry source has enabled us to somewhat reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, Oki may not continue to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

•	the loss of Oki or Xfab as a supplier;

•	our inability to obtain additional capacity at Oki or Xfab;

•	our inability to qualify Xfab for additional products;

•	our ability to qualify other wafer manufacturers for desired foundry capacity; or

•	any other circumstances causing a significant interruption in our supply of semiconductor wafers.

Although we have earned a profit for the five most recent fiscal years, we may not be able to sustain or increase that profitability.

      We have incurred significant losses or experienced significant negative cash flow from operations during several fiscal years previous to fiscal 1999. Such negative cash flow significantly reduced our available capital to a point that, as of April 30, 1998, we had a net worth deficit of $3.9 million. Although as of April 30, 2003, we had cash on hand and short-term investments totaling $27.9 million, we may not continue to generate sufficient revenues and net income to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow such as the renegotiation of pricing with manufacturers and suppliers, the transition of engineering services to a lower cost model, the implementation of employee hiring freezes, the reduction of employee headcount and the increased oversight of authorized expense. We continue to monitor expenses and to conserve our available cash. However, to the extent we suffer any adverse effects to our revenues or net income because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

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

      Our stock price has been and may continue to be subject to significant volatility. For example, in fiscal 2003, the closing sales prices of our Common Stock ranged from a low of $2.00 to a high of $3.36. Any shortfall in revenues or earnings from levels expected or projected by investors or others could have an immediate and significant adverse effect on the trading price of our common stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations, affecting the market prices for many high technology companies and small capitalization companies and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for our common stock.

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

      We compete with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we compete successfully with respect to each of these factors; however price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include Atmel Corporation, STMicroelectronics N.V., Microchip Technology Inc., Information Storage Devices Inc. and Fairchild Semiconductor International, Inc., all of which have substantially greater resources than we do.

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

      We have previously experienced periodic oversupply or shortages of wafer fabrication capacity due to the cyclical nature of the semiconductor industry. Since we must order products and build inventory substantially in advance of product shipments, we risk forecasting incorrectly and producing excess or insufficient inventories of particular products. Demand for our products is volatile and customers often place orders with short lead times. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. Our inventory may not be reduced by the fulfillment of customer orders and in the future we may produce excess quantities of our products. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of goods sold that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory writedowns or other related factors.

      For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million to our cost of sales due to the rapid decrease in demand for and the selling prices of our products. The net effect of such adjustments amounted to less than $0.5 million in fiscal 1999 and were not material in fiscal 2000. Inventory reserve adjustments in fiscal 2001 totaled $5.6 million which were partially offset by the release of $2.9 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001. During fiscal 2002, the net effect of inventory reserve adjustments was minimal. During fiscal 2003 the net effect of inventory reserve adjustments was a net release of approximately $500,000 of inventory reserves.

      In addition, in fiscal 1998 and to some extent during fiscal 2001 and fiscal 2002, our ability to forecast future demand and selling prices diminished due to the increased uncertainty of the semiconductor market. It is our policy to fully reserve all inventories that we do not expect to be sold in a reasonable period of time, generally within the ensuing twelve months from the balance sheet date. During most of our recent fiscal years, as a result of reductions in estimated demand for our various products, we have provided additional reserves for excess quantities and obsolescence for certain products, primarily our Flash and EEPROM products. In fiscal 1998, the rapid erosion of selling prices also left us with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in adjustments to the carrying value of the inventory to the lower of cost or market value. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

We may not be able to sustain market acceptance for our Flash memory products.

      A significant amount of our net revenues have been and continue to be derived from sales of Flash memory products. Flash memory products represented 12% of our shipments during fiscal 2003, 16% in fiscal 2002 and 18% of our shipments in fiscal 2001. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices Inc., Atmel Corporation, Fujitsu Ltd., Hitachi Ltd., Micron Technology Inc., Mitsubishi Electric Corp., STMicroelectronics N.V., Sharp Corp., Texas Instruments Inc. and Toshiba Corp.) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time. We may not be able to sustain the market acceptance for our Flash memory products.

We rely on third-party subcontractors to sort, assemble, test and ship our products to customers.

      We outsource portions of our planning, finish work and test functions for certain products, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines. This reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and currency risks. Such risks could lead to delays in product deliveries, lost sales and increased costs which could harm our customer relationships and result in lower profitability.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

      For fiscal 2003, 2002 and 2001, international sales comprised approximately 80%, 71% and 61%, respectively, of our net revenues. The rising percentage of our international sales has been primarily attributable to our increased sales efforts in those markets and our ability to compete with the low selling prices in certain Asian markets. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

•	greater fluctuations in demand for our products due to the increased sensitivity to pricing changes in certain markets, particularly Asia;

•	fluctuations in exchange rates;

•	imposition of government controls;

•	political and financial instability;

•	trade restrictions;

•	changes in regulatory requirements;

•	difficulties in staffing international operations; and

•	longer payment cycles.

Currently, all our sales are invoiced and paid in U.S. dollars, reducing our direct exposure to currency fluctuations. Recently, several customers in Europe have requested that we develop the ability to invoice them in Euros. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of our inventory purchases are in U.S. dollars, minimizing any direct currency fluctuation risk. Our business however, is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

We have formed a wholly owned subsidiary in Romania that, if not managed effectively, could cause our business to suffer.

      In January 2003, we formed a wholly owned subsidiary in Romania to perform the engineering design services previously provided to us by Lxi. We have no prior experience in establishing or operating engineering services outside of our headquarters in Sunnyvale, California. Our expansion of engineering design operations to remotely situated offices presents a number of substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

•	difficulties in staffing and managing foreign operations, in particular attracting and retaining personnel qualified to provide high quality engineering design services;

•	difficulties in coordinating our engineering operations in Romania with those in California;

•	diversion of management attention;

•	difficulties in maintaining uniform standards, controls, procedures and policies with our Romanian subsidiary, including product development management and financial consolidation;

•	political and economic instability, which may have an adverse impact on foreign exchange rates in Romania, and could impair our ability to conduct our business in Romania; and

•	inadequacy of the local infrastructure to support our needs.

A relatively small number of customers accounted for a significant portion of our net revenues in the past and the loss of one or more of our current customers, additional volume pricing arrangements or unanticipated termination of our agreements with these customers or delay in shipments can affect our operating results adversely.

      A relatively small number of customers have accounted for a significant portion of our net revenues in the past. For fiscal 2003, none of our customers represented more than 10% of our sales. In fiscal 2002 and 2001, sales to Future Electronics, Inc., a worldwide distributor, represented 11% and 14%, respectively, of our revenues.

      In addition, we have experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements. We also do not typically enter into long-term contracts with our customers and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contact, the contract is generally terminable at the convenience of the customer and it may be difficult to replace that source of revenues in the short-term upon cancellation.

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

      Due to the lead time constraints in our wafer supply, from time to time we have been unable to fulfill all our customers’ orders according to the schedule originally requested. Although we attempt to maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders would result in lower revenues and net income, excess inventories and increased inventory reserves.

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

      In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, we were served with a complaint alleging that we are infringing the intellectual property rights of Xicor. We entered into a settlement agreement with Xicor in June 2002 pursuant to which we received a license to manufacture the disputed products in exchange for certain royalty payments to Xicor. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award.

Our securities are traded in a limited market.

      Our common stock was traded on the Nasdaq National Market from May 1993 until it was delisted in August 1998 for sustained trading below the minimum level of $1.00 per share required by the Nasdaq National Market for continued listing. Our stock was traded on the over the counter bulletin board market until September 6, 2000 when we listed on the Nasdaq SmallCap Market. We may reapply for Nasdaq National Market listing if and when our shares trade for an extended period above the $5.00 level, but we are unable to ascertain the amount of time Nasdaq will take to consider such application, if Nasdaq will reply favorably to such application or, if additional information is requested, how much time and effort will be required on our part to adequately demonstrate and verify our qualifications.

Our backlog may not result in future revenues, which may adversely affect our business.

      Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period or the failure of our backlog to result in future revenues could harm our business.

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

      Our Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of common stock in the event a third party acquires more than 15% of our stock, our Board’s ability to issue “blank check” Preferred Stock without stockholder approval and our staggered terms for our directors, could have the effect of delaying or preventing a change in control of our company.

Item 7A.	Quantitative and Quantitative Disclosures About Market Risk

      Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U. S. government securities and cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration of the securities in which we invest and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

      Foreign Currency Exchange Rate Risk. The majority of our sales, costs of manufacturing, research and development and marketing expenses are transacted in U.S. dollars. Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations. If the U.S. dollar would have decreased in value 10% against the Thai Baht and Japanese Yen, the two foreign currencies in which we incurred expenses in fiscal 2003, our net profits before taxes for the year would have decreased 4.2%. Gains and losses from such fluctuations have not been material to us to date.

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a). Please refer to the index to Consolidated Financial Statements on page F-1 hereof.

	Quarterly Results of Operations
	(In thousands, except per share data)

	Three Months Ended

	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,	April 30,
	2001	2001	2002	2002	2002	2002	2003	2003

Net revenues	$10,516	$9,166	$10,654	$12,455	$12,457	$12,047	$11,207	$12,510
Gross profit	4,038	2,659	3,762	5,174	5,438	4,973	4,118	5,296
Net income (loss)	371	(977)	164	1,212	1,160	843	314	4,001
Net income (loss) per share:
Basic	$0.02	$(0.05)	$0.01	$0.07	$0.07	$0.05	$0.02	$0.24
Diluted	0.02	(0.05)	0.01	0.06	0.06	0.05	0.02	0.22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Reporting Compliance” contained in our Proxy Statement related to our 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business — Executive Officers and Key Personnel.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the sections captioned “Executive Compensation” and “Compensation Committee Report on Executive Compensation” contained in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Benefit Plans” contained in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” contained in our Proxy Statement.

Item 14.	Controls and Procedures

(a) Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. We do not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within our company may be detected.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date that we completed our evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

      See Index to Consolidated Financial Statements on page F-1 hereof.

(a)(2) Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts.

      All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

      On February 20, 2003, the Registrant filed a Current Report on Form 8-K announcing the Registrant’s third fiscal quarter financial results.

(c) Exhibits

      The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on July 16, 2003.

CATALYST SEMICONDUCTOR, INC.

By:	/s/ GELU VOICU

Gelu Voicu
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gelu Voicu and Thomas E. Gay III, and each of them, as his attorneys-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on July 16, 2003.

By: /s/ GELU VOICU Gelu Voicu President and Chief Executive Officer (Principal Executive Officer)	July 16, 2003

By: /s/ THOMAS E. GAY III Thomas E. Gay III Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 16, 2003

By: /s/ LIONEL M. ALLAN Lionel M. Allan Director	July 16, 2003

By: /s/ ROLAND M. DUCHÂTELET Roland M. Duchâtelet Director	July 16, 2003

By: /s/ GARRETT GARRETTSON Garrett Garrettson Director	July 16, 2003

By: /s/ HENRY C. MONTGOMERY Henry C. Montgomery Chairman of the Board	July 16, 2003

By: /s/ GLEN G. POSSLEY Glen G. Possley Director	July 16, 2003

CEO CERTIFICATE

I, Gelu Voicu, certify that:

      1.     I have reviewed this Annual Report on Form 10-K of Catalyst Semiconductor, Inc.;

      2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report; and c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing date of this Annual Report;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 16, 2003

By:	/s/ GELU VOICU

Gelu Voicu
Chief Executive Officer and President
(Principal Executive Officer)

CFO CERTIFICATE

I, Thomas E. Gay III, certify that:

      1.     I have reviewed this Annual Report on Form 10-K of Catalyst Semiconductor, Inc.;

      2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report; and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the filing date of this Annual Report;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 16, 2003

By:	/s/ THOMAS E. GAY III

Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer (Principal
Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.2(8)	Restated Certificate of Incorporation of Registrant.
3.4(7)	Bylaws of Registrant
4.1(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
4.2(15)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N.A., as rights agent.
4.3(15)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N.A., as rights agent.
4.4(14)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.5(15)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.6(16)	2003 Stock Incentive Plan.
4.7(16)	2003 Director Stock Option Plan.
10.12(1)	Distributor Agreement dated February 1990 between Arrow Electronics, Inc. and Registrant.
10.27(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.38(2)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant.
10.39(2)†	Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the Registrant.
10.51(4)	Commercial Security Agreement dated April 1, 1998 between Registrant and Oki Electric Industry Co., Ltd.
10.52(4)	Wafer Purchase Agreement dated March 23, 1998 between Registrant and Trio-Tech International PTE LTD with Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.
10.59(4)*	Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.
10.61(4)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. (Elex) with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.
10.63(5)*	Agreement dated August 14, 1995 between Registrant and Lionel M. Allan (Amendment).
10.64(6)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex NV with Standstill Agreement dated as of September 14, 1998 between Registrant and Elex, NV
10.67(9)*	Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan Advisors, Inc.
10.69(12)	1998 Special Equity Incentive Plan
10.71(10)*	Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
10.72(11)*	Severance Agreement dated May 11, 1999 between Frank Reynolds and Registrant.
10.75(13)*	Extension of Consulting Agreement dated June 7, 2001 between Allan Advisors, Inc. and Registrant.
10.76(13)*	Severance Agreement dated September 21, 1999 between Barry Wiley and Registrant.
10.78(15)*	Severance Agreement dated November 8, 2001 between Sorin Georgescu and Registrant.
10.79(15)*	Extension to Severance Agreement dated as of February 27, 2002 between Thomas E. Gay and Registrant.

Exhibit
No.	Description

10.80(15)*	Extension to Severance Agreement dated as of February 27, 2002 between Irv Kovalik and Registrant.
10.81(15)*	Extension to Severance Agreement dated as of February 27, 2002 between Barry Wiley and Registrant.
10.82(15)*	Extension to Severance Agreement dated as of February 27, 2002 between Frank Reynolds and Registrant.
10.83(14)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant.
10.84(15)*	Form of Change of Control Agreement between Registrant and its non-employee directors.
10.85*	Employment Agreement dated May 23, 2003 between Gelu Voicu and Registrant.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.

(2)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 1996.

(3)	Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed on January 22, 1997.

(4)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended May 3, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K/A (Am. No. 1) filed for the year ended May 3, 1998.

(6)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended August 2, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.

(8)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed December 18, 1998.

(9)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended January 21, 1999.

(10)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended May 2, 1999.

(11)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2000.

(12)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed July 27, 2000.

(13)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2001.

(14)	Incorporated by reference to Registrant’s Form 8-K filed April 30, 2002.

(15)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2002.

(16)	Incorporated by reference to Registrant’s to Registrant’s Registration Statement on Form S-8 filed with the Commission on December 24, 2002 (File No. 333-102201).

†	Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

CATALYST SEMICONDUCTOR, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
     Catalyst Semiconductor, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiaries at April 30, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/     PRICEWATERHOUSECOOPERS LLP

San Jose, California

May 28, 2003

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,

	2003	2002

	(In thousands, except
	par value data)
ASSETS
Current assets:
Cash and cash equivalents	$7,828	$26,295
Short term investments	20,078	—
Accounts receivable, net	7,863	8,929
Inventories	8,423	8,749
Deferred tax assets	1,914	—
Other assets	1,146	1,503

Total current assets	47,252	45,476
Property and equipment, net	3,091	2,414
Other assets	245	34

Total assets	$50,588	$47,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,674	$4,701
Accounts payable — related parties	18	412
Accrued expenses	3,126	2,367
Deferred gross profit on shipments to distributors	1,417	1,816

Total current liabilities	8,235	9,296
Other credits	—	3,262

Total liabilities	8,235	12,558

Commitments and contingencies (Notes 4 and 9)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 19,247 shares issued and 16,285 shares outstanding at April 30, 2003 and 18,696 shares issued and 17,002 shares outstanding at April 30, 2002	19	19
Additional paid-in-capital	52,632	48,755
Treasury stock, 2,970 shares at April 30, 2003 and 1,694 shares at April 30, 2002	(8,340)	(5,105)
Accumulated deficit	(1,985)	(8,303)
Accumulated other comprehensive income	27	—

Total stockholders’ equity	42,353	35,366

Total liabilities and stockholders’ equity	$50,588	$47,924

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,

	2003	2002	2001

	(In thousands, except per share data)
Net revenues	$48,221	$42,791	$98,015
Cost of revenues	28,396	27,158	50,863

Gross profit	19,825	15,633	47,152

Operating expenses:
Research and development	5,223	4,380	4,543
Selling, general and administrative	10,020	10,652	13,490

Income from operations	4,582	601	29,119
Interest income, net	382	663	793

Income before income taxes	4,964	1,264	29,912
Provision for (benefit from) income taxes	(1,354)	494	2,560

Net income	$6,318	$770	$27,352

Net income per share:
Basic	$0.38	$0.04	$1.63

Diluted	$0.34	$0.04	$1.36

Weighted average common shares outstanding:
Basic	16,721	17,829	16,744
Diluted	18,339	20,439	20,169

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Treasury	Comprehensive	Accumulated	Stockholders
	Shares	Par Value	Capital	Stock	Income	Deficit	Equity

	(In thousands)
Balance at April 30, 2000	16,010	$16	$46,910	$—	$—	$(36,425)	$10,501
Exercise of stock options	1,522	2	1,258	—	—	—	1,260
Net income	—	—	—	—	—	27,352	27,352

Balance at April 30, 2001	17,532	18	48,168	—	—	(9,073)	39,113
Exercise of stock options	1,164	1	587	—	—	—	588
Purchase of stock for treasury	(1,694)	—	—	(5,105)	—	—	(5,105)
Net income	—	—	—	—	—	770	770

Balance at April 30, 2002	17,002	19	48,755	(5,105)	—	(8,303)	35,366
Exercise of stock options	559	—	296	—	—	—	296
Tax benefits of options	—		3,581	—	—	—	3,581
Purchase of stock for treasury	(1,276)	—	—	(3,235)	—	—	(3,235)
Unrealized gains on investments	—	—	—	—	27	—	27

Net income	—	—	—	—	—	6,318	6,318

Total comprehensive income	—	—	—	—	—	—	6,345

Balance at April 30, 2003	16,285	$19	$52,632	$(8,340)	$27	$(1,985)	$42,353

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$6,318	$770	$27,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,078	1,008	1,051
Provision for doubtful accounts receivable	—	200	464
Benefit from sale of inventory previously reserved	(3,148)	(2,045)	(2,259)
Provision for excess and obsolete inventory	2,653	2,117	4,957
Loss on sale of fixed assets	11	—	—
Changes in assets and liabilities:
Accounts receivable	1,066	1,682	(548)
Inventories	(169)	(472)	(7,516)
Other assets	146	(642)	(271)
Accounts payable (including related parties)	(1,421)	852	(2,484)
Deferred tax assets	(1,914)	—	—
Accrued expenses	1,078	(1,139)	3,947
Deferred gross profit on shipments to distributors	(399)	(270)	1,092
Other credits	—	1,270	—

Net cash provided by operating activities	6,289	3,331	25,785

Cash flows from investing activities:
Purchase of short-term investments	(20,051)	—	—
Acquisition of property and equipment	(1,766)	(833)	(1,784)

Net cash used in investing activities	(21,817)	(833)	(1,784)

Cash flows from financing activities:
Common stock issuances	296	451	540
Treasury stock purchases	(3,235)	(5,105)	—
Payment of line of credit	—	(2,025)	(3)
Payment of long-term debt and capital lease obligations	—	(58)	(209)

Net cash provided by (used in) financing activities	(2,939)	(6,737)	328

Net increase (decrease) in cash and cash equivalents	(18,467)	(4,239)	24,329
Cash at beginning of the period	26,295	30,534	6,205

Cash at end of the period	$7,828	$26,295	$30,534

Non-cash financing activity:
Deferred compensation on exercised stock options	$164	$137	$720

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$—	$45	$362

Income taxes	$33	$91	$768

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Operations and Summary of Significant Accounting Policies

Operations

      Catalyst Semiconductor, Inc. (Catalyst or the Company) was incorporated in October 1985 and reincorporated in Delaware in May 1993 and designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs and Flash memory and has recently added mixed signal products. Revenues are derived from sales of semiconductor products designed by the Company and manufactured by other companies.

Basis of Presentation

      Catalyst has a fiscal year that ends on the Sunday nearest April 30th. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany balances and transactions. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Foreign Currency Translation

      The functional currency of the Company’s subsidiaries in Japan and Romania is the United States Dollar. As such, gains and losses resulting from translation from local currency to the U.S. dollar are included in determining income or loss for the period and were not material for the period presented.

Revenue Recognition

      The Company’s customers include original equipment manufacturers, resellers and distributors. We recognize revenue from sales when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has shipped, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue from product sales to original equipment manufacturers and from sales to resellers who have no, or limited, product return rights and no price protection rights, is recognized upon shipment net of allowances for estimated returns. When distributors have rights to return products or price protection rights, the Company defers revenue recognition until the time the distributor sells the product to the end customer. Upon shipment by the Company, amounts billed to distributors with rights to product returns or price protection rights are included as accounts receivable, inventory is relieved, the sale is deferred and the gross profit is reflected as a current liability until the merchandise is sold to the end customer by the distributors.

Fair Value of Financial Instruments

      For certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, line of credit and accounts payable, the carrying amounts approximate fair value due to their short maturities.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

      The Company purchases U.S. government securities with portions of its available cash. These investments have limited maturities to minimize gains or losses caused by changes in interest rates and can be readily liquidated should a need for cash arise before maturity. Net unrealized gains or losses are recorded in stockholder’s equity.

Inventories

      Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

Shipping and Handling Costs

      Inward bound shipping and all product handling costs are included in the Company’s cost of sales. Shipping costs that the Company incurs associated with outbound freight are included in selling, general and administrative expenses and totaled $389,000, $520,000 and $581,000 in fiscal 2003, 2002 and 2001, respectively.

Property and Equipment

      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated economic useful lives of the assets (generally two to five years). Leasehold improvements are stated at cost and amortized over their estimated useful lives or the remaining lease term, whichever is shorter.

Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company invests primarily in money market accounts and certificates of deposit and places its investments with high quality financial institutions. The Company’s accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States of America, Europe and the Far East and the Company performs ongoing credit evaluations of these customers.

      No one customer accounted for more than 10% of revenues during fiscal 2003. One customer accounted for 11% of revenues during fiscal 2002. One customer accounted for 14% of revenues during fiscal 2001.

      No one customer accounted for more than 10% of gross accounts receivable as of April 30, 2003. One customer accounted for 14% of gross accounts receivable as of April 30, 2002. Two customers accounted for 15% and 12% of gross accounts receivables as of April 30, 2001.

Concentration of Other Risks

      The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dependence on Wafer Suppliers

      The Company does not directly manufacture finished silicon wafers. The Company’s strategy has been to maintain relationships with wafer foundries. However, there can be no assurance that the Company will be able to satisfy its future wafer needs from current or alternative manufacturing sources. The inability to procure silicon wafers on a timely basis could result in a possible loss of sales or reduced margins.

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

      A reconciliation of the numerators and denominators of the basic and diluted income per share is presented below:

	Year Ended April 30,

	2003	2002	2001

	(In thousands, except
	per share data)
Net income	$6,318	$770	$27,352

Shares calculation:
Average shares outstanding — basic	16,721	17,829	16,744
Effect of dilutive securities:
Stock options	1,619	2,610	3,425

Average shares outstanding — diluted	18,339	20,439	20,169

Net income per share — basic	$0.38	$0.04	$1.63

Net income per share — diluted	$0.34	$0.04	$1.36

      Options to purchase 1,213,000 shares at prices ranging from $2.46 to $9.50 per share were outstanding during fiscal 2003 and were not included in the computation of diluted EPS because the inclusion of such options and shares would have been antidilutive. Options to purchase 1,719,300 shares at prices ranging from $4.07 to $9.50 per share were outstanding during fiscal 2002 and were excluded in the computation of diluted EPS because their effect would have been antidilutive. Options to purchase 612,500 shares at prices ranging from $6.88 to $9.50 per share were outstanding during fiscal 2001 and were excluded in the computation of diluted EPS because their effect would have been antidilutive.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.

Segment Reporting

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise,” and replaces the “industry segment” approach with the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The Company operates in one segment; the semiconductor manufacturing segment.

Advertising Costs

      Advertising costs are expensed as incurred and were not material in fiscal 2003, 2002 or 2001.

Recently Issued Accounting Standards

      In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002. Catalyst adopted SFAS 146 during the quarter ended January 31, 2003 which had no effect on the Company’s financial statements. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect of the adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to the date the liability is incurred.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Catalyst applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a significant impact on Catalyst’ consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS 148).” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company has made the disclosure required by SFAS 148 in these consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its consolidated financial statements.

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that adoption of this standard will not have a material impact on its financial statements.

Note 2 — Balance Sheet Components (in thousands):

	April 30, 2003

		Gross
		Unrealized	Estimated
	Cost	Gains	FMV

Short-term investments:
US government debt securities with maturities less than one year	$17,442	$23	$17,465
US government debt securities with maturities over one year	2,609	4	2,613

Total short-term investments	$20,051	$27	$20,078

	April 30,

	2003	2002

Accounts receivable:
Accounts receivable	$8,088	$9,879
Less: Allowance for doubtful accounts	(225)	(950)

	$7,863	$8,929

      A total of $725,000, $0 and $0 was written off in respect to bad debts in fiscal 2003, 2002 and 2001, respectively.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30,

	2003	2002

Inventories:
Work-in-process	$6,487	$5,590
Finished goods	1,936	3,159

	$8,423	$8,749

Property and equipment:
Engineering and test equipment	$6,552	$5,884
Computer hardware and software	1,715	807
Furniture and office equipment	1,348	1,337

	9,615	8,028
Less: accumulated depreciation and amortization	(6,524)	(5,614)

	$3,091	$2,414

      Depreciation expense for fiscal 2003, 2002 and 2001 was $1,078, $1,008 and $1,051, respectively.

	April 30,

	2003	2002

Accrued expenses:
Accrued employee compensation	$1,424	$886
Other	1,702	1,595

	$3,126	$2,481

Other credits:

      Other credits at April 30, 2002 of $3.3 million consisted primarily of tax reductions that resulted from the exercise of employee stock options which exceeded recorded compensation expense. Upon completion of its analysis, the Company transferred $3.1 million of the balance to stockholder’s equity and the remaining balance was transferred to income tax liability.

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

      The Company leases its office facilities under operating leases which expire in 2006. Total rent expense under these leases was $506,000, $541,000 and $539,000 for fiscal 2003, 2002 and 2001, respectively. The

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate future minimum lease payments, by fiscal year, under non-cancelable operating leases with initial terms of one year or more as of April 30, 2003 are as follows (in thousands):

Operating
Years Ending April 30,	Leases

2004	$628
2005	560
2006	454
2007	112
2008	—

$1,754

Note 5 — Income Taxes

      The Company’s provision for income taxes is comprised as follows (in thousands):

	For the Year Ended April 30,

	2003	2002	2001

Current:
Federal	$474	$421	$1,996
State	12	—	533
Foreign	74	73	31

Total current income taxes	560	494	2,560

Total deferred income taxes	(1,914)	—	—

Provision (benefit) for income taxes	$(1,354)	$494	$2,560

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income (loss) as a result of the following:

	For the Year Ended
	April 30,

	2003	2002	2001

Statutory federal tax rate	35%	35%	35%
State taxes	—	3	2
Research credits	(23)	(13)	—
Foreign	—	6	—
Benefit of net operating loss carryforwards not previously recognized	—	—	(28)
Release of valuation allowance	(39)	—	—
Other	—	8	—

Total provision for income taxes	(27)%	39%	9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net Deferred tax assets are comprised of the following (in thousands):

	April 30,

	2003	2002

Capitalized research	$2,083	$2,221
Non deductible reserves and accruals	1,596	2,205
Credit carryforwards	1,918	1,249
Loss carryforwards	3,965	3,870
Deferred income and sales returns reserves	578	733
Other	420	362

Gross deferred tax assets	10,560	10,624
Valuation allowance	(8,646)	(10,624)

Net deferred tax assets	$1,914	$—

      Based on the available objective evidence and the recent history of profits, in fiscal 2003 management concluded that a portion of the Company’s net deferred tax assets will be realizable. Accordingly, the Company has released $1.9 million of its valuation allowance as of April 30, 2003 compared to a full valuation allowance against its net deferred tax assets at April 30, 2002.

      Deferred tax assets of approximately $4.0 million at April 30, 2003 pertain to certain carryforwards resulting from the exercise of employee stock options. When recognized, this will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

      At April 30, 2003, the Company had a federal net operating loss carryforward of approximately $11.0 million available to offset future taxable income that expire between 2019 and 2022 if not utilized.

      At April 30, 2003, the Company had approximately $1.4 million and $800,000 of federal and state research credit carryovers, respectively, available to offset future taxable income. The federal and state credits begin to expire in fiscal year 2005.

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

Note 6 — Stock Plans

Stock Option Plans

      In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options. The founder stock plan was amended and restated in March 1993 as the stock option plan (the “Option Plan”) which had the effect of extending its expiration date to March 2003. In January 1999 and September 2000, the stockholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the Option Plan. In December 2002, the stockholders approved an amendment and restatement of the Option Plan, extending its expiration date to January 2012, authorized an additional 1.0 million shares and a provision to automatically authorize annual additions to the plan on the first day of each fiscal year of 1.0 million shares or 5% of the then outstanding shares, whichever is less. A total of 8.6 million shares of Common Stock have been reserved for issuance under the Option Plan. Options granted under the Option Plan are for periods not to exceed 10 years. Incentive stock option and non-statutory stock option grants under the Option Plan generally must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four year periods.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 1993, the Company adopted a Director Stock Option Plan (the “Director Plan”) which provides for the grant of nonstatutory stock options to non-employee directors. In November 1999 and September 2000, the stockholders authorized additional 100,000 and 450,000 shares, respectively, to be reserved under the Director Plan. In December 2002, the stockholders amended and restated the Director Plan which had the effect of extending its expiration to December 2012. A total of 770,000 shares of Common Stock have been reserved for issuance under the Director Plan. Options granted under the Director Plan prior to May 1, 2000 are for periods not to exceed five years and not to exceed a period of 10 years for grants made thereafter. Option grants under the Director Plan must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options granted prior to December 2002 vested over a period of three years and were immediately vested as of the date of the grant thereafter. As of April 30, 2003, a total of 407,000 options at exercise prices ranging from $0.47 to $9.50 per share, had been granted under the Director Plan, 191,000 of which were exercisable.

      In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed 10 years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted to employees and directors under the plan at a price of $0.125 per share when the market was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense was recognized over the four year vesting period of the options, $61,000, $110,000 and $120,000 of which was recognized during fiscal 2003, 2002 and 2001, respectively. As of April 30, 2003, no further compensation expense remained to be recognized.

      A summary of activity under the Option Plan, the Director Plan and the Special Option Plan is as follows:

	Options		Weighted
	Available	Options	Avg. Price
	for Grant	Outstanding	Per Share

	(In thousands)
Balance at April 30, 2000	965	4,912	$0.57
Additional shares reserved	2,950	—
Granted	(1,702)	1,702	$6.42
Canceled	715	(715)	$2.20
Exercised	—	(1,523)	$0.35

Balance at April 30, 2001	2,928	4,376	$2.66
Granted	(2,078)	2,078	$1.88
Canceled	119	(119)	$6.08
Exercised	—	(1,168)	$0.39

Balance at April 30, 2002	969	5,167	$2.78

Additional shares reserved	1,000	—
Granted	(1,485)	1,485	$2.26
Canceled	1,001	(1,001)	$4.00
Exercised	—	(559)	$0.55

Balance at April 30, 2003	1,485	5,092	$2.63

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The range of exercise prices table below summarizes information regarding stock options outstanding at April 30, 2003. The options exercisable as of April 30, 2002 and 2001 were 2,206,000 and 1,057,000 respectively.

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
Actual Range	Number	Average	Average	Number	Average
of Exercise	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Prices	April 30, 2003	Contractual Life	Price	April 30, 2003	Price

	(In thousands)	(Years)		(In thousands)
$0.11 - 0.13	424	5.5	$0.12	424	$0.12
0.25 - 0.33	351	5.9	0.29	347	0.29
0.40 - 0.50	42	0.4	0.41	42	0.41
1.00 - 1.04	170	6.5	1.01	141	1.01
1.73 - 2.49	2,936	8.8	1.99	1,033	1.80
4.07 - 6.06	752	7.4	5.41	488	5.42
6.38 - 9.50	417	5.8	7.49	300	7.49

$0.11 - 9.50	5,092	7.8	$2.63	2,775	$2.55

      The weighted-average grant-date fair value of options granted during fiscal 2003, 2002 and 2001 was $1.21, $1.20 and $4.78, respectively.

     Other Stock Plans

      The Board of Directors and Stockholders approved the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) in March 1993. A total of 750,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Sales made through this plan will be at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. The Purchase Plan was suspended effective June 1998 due to the Company’s delisting from the Nasdaq National stock market in August 1998 and expired in March 2003. As of April 30, 2003, a total of 231,000 shares had been issued under the Purchase Plan.

     Pro Forma Stock Compensation Disclosure

      The fair value of each option granted under the Option Plan, the Director Plan and the Special Option Plan is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for options granted in 2003, 2002 and 2001, respectively: dividend yield of 0% for all years, expected volatility of 68%, 85% and 100%, risk free interest rates of 2.59%, 3.74% and 5.90% and expected lives of four years for non-officer/ director employees and four years for officers and directors for all years.

      SFAS No. 148 amended SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on our net income and net

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Years Ended April 30,

	2003	2002	2001

	(In thousands, except
	per share amounts)
Reported net income	$6,318	$770	$27,352
Add: Stock-based employee compensation expense included in reported net income, net of tax	54	67	110
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,678)	(3,285)	(1,887)

Pro forma net income (loss)	$3,694	$(2,448)	$25,575

Pro forma net income (loss) per share:
Basic	$0.22	$(0.14)	$1.53
Diluted	0.20	(0.14)	1.27
Reported net income per share:
Basic	$0.38	$0.04	$1.63
Diluted	0.34	0.04	1.36

     Options Granted to Consultants and Vendors

      In March 1999, the Company entered into an arrangement with a sales representative providing for options for the purchase of up to 200,000 shares of the Company’s common stock. The options under this agreement vested 16,667 shares for each $1.0 million in shipments of the Company’s products by the representative through April 30, 2002 when the arrangement expired. The options were valued using the Black-Scholes option pricing model and in accordance with the guidance in EITF 96-18. Total expense of $156,000 and $260,000 was recorded in fiscal 2002 and 2001, respectively, based upon shipments of $3.0 million and $2.7 million in the respective periods. Cumulatively, during the term of the agreement, the Company recorded $670,000 of compensation expense and the sales representative earned a total of 116,667 options. The Company used the following weighted-average assumptions to estimate the fair values of options in the Black-Scholes option-valuation model during fiscal 2002 and 2001, respectively: expected dividends of 0% for all years covered, expected volatility of 85% and 100%, risk free interest rates of 3.74% and 5.39% as well as expected lives of one and two years.

Note 7 — Stockholders’ Equity

Common Stock Repurchase Program

      In September 2001, the Board of Directors authorized a program for the open market repurchase of up to 1,500,000 shares of Catalyst common shares. In February 2003 the Board increased the authorized amount to 2,000,000 shares. During fiscal 2003 and 2002, respectively, total shares repurchased under the program were 1,276,400 and 193,700, for a cost of $3,235,000 and $417,000. In a separately authorized transaction, the Board made an arrangement to repurchase 1,500,000 shares from its largest shareholder at a price per share equal to 95% of the closing price April 19, 2002, resulting in the payment of an aggregate of $4,688,000 for the shares. The Company accounts for treasury stock using the cost method.

Shareholders’ Rights Plan

      In December 1996, the Company implemented the Preferred Shares Rights Agreement (Rights Plan). Under the Rights Plan, each share of the Company’s outstanding common stock carries one preferred share purchase right (Right). The Right entitles the holder, subject to certain conditions, to purchase one one-thousandth of a share of Series A Participating Preferred Stock and, under certain circumstances, to instead

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase shares of common stock of the Company or its acquirer at a discounted price. The Rights are redeemable by the Company and expire in 2006. A full description of the Rights Plan, as amended, may be found by referring to Exhibits 4.1 through 4.5 which are set forth in the “Index to Exhibits” contained in the Company’s Report of Form 10-K for fiscal 2002.

Note 8 — Segment Reporting

      The company operates in one business segment, being the semiconductor manufacturing segment.

      Revenues by product group were as follows (in thousands):

	Year Ended April 30,

	2003	2002	2001

EEPROM	$41,690	$35,456	$81,491
Flash	5,786	6,907	16,295
Mixed signal	745	428	229

Total sales	$48,221	$42,791	$98,015

      Revenues by destination were as follows (in thousands):

	Year Ended April 30,

	2003	2002	2001

United States	$9,571	$12,549	$38,305
Hong Kong/ China	6,609	6,154	12,253
Japan	8,934	4,923	11,200
Europe	6,899	4,560	13,911
Korea	4,600	4,560	965
Taiwan	4,552	3,936	12,001
Other Far East	5,040	5,188	8,101
Other Americas	2,016	921	1,279

Total sales	$48,221	$42,791	$98,015

      Sales and purchase transactions are denominated in U.S. dollars, except for certain purchases which were denominated in Thai Baht and Japanese Yen and which were not significant for fiscal 2003, 2002 and 2001.

Note 9 — Commitments and Contingencies

      On April 17, 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile and mixed signal markets, served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that some of the Company’s recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, the Company entered into a settlement agreement with Xicor according to which Catalyst has received a license to manufacture the disputed products in exchange for certain royalty payments based upon sales of those products after July 22, 2002. The complaint was dismissed on July 22, 2002. Through April 30, 2003, the royalties paid under this agreement have not been material.

      In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology. Catalyst paid royalties under this license through 1993, at which point the Company believed that the license became fully paid-up and no further royalties were owing. In May 2001, the Company received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was paid-up and that royalties had continued to accrue. The Company does not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Philips’ position is ultimately demonstrated to be correct, the Company may owe Philips an amount estimated to range from zero to $2.9 million in back royalty payments and an estimated amount ranging from zero to $1.5 million in interest payments.

      In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given to the results of these claims, management does not believe that any such results will have a material adverse impact on the Company’s financial condition or results of operations.

      Catalyst applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5 “Accounting for Contingencies” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements upon which Catalyst is a guarantor:

Indemnification Obligations

      Catalyst is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Catalyst, under which Catalyst customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, and certain income taxes. Generally, payment by Catalyst is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Catalyst to challenge the other party’s claims. Further, Catalyst’ obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Catalyst may have recourse against third parties for certain payments made by it under these agreements.

      It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Catalyst’ obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Catalyst under these agreements did not have a material effect on its business, financial condition or results of operations. Catalyst believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

Product Warranties

      Catalyst estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenues stream for products under warranty. Included in Catalyst’ sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of goods sold. The warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $100,000 for each of fiscal 2003, 2002 and 2001.

Note 10 — Related Party Transactions

      During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-Fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV (Elex), a Belgian holding company that owns 28% of the outstanding shares of the Company as of June 24, 2003. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab since 1985. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. During fiscal 2003, 2002 and 2001, the Company’s purchases from Xfab totaled $1.4 million $1.2 million and $6.6 million, respectively. As of April 30, 2003 and 2002, the total

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount owed Xfab was $18,000 and $184,000, respectively. Mr. Duchâtelet is the Chairman and CEO of Elex and serves as a member of the Company’s Board of Directors. Elex initially became a related party through the purchase of an aggregate of 5.5 million shares for $2.5 million in two private placements in 1998. In April 2001, the Company repurchased 1.5 million shares from Elex for $4.7 million. In three transactions on the open market in November and December 2002, Elex purchased an aggregate of 607,200 shares for approximately $1.6 million.

      The Company had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The number of full-time engineers from Lxi the Company used was dependant upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform the services on the Company’s behalf. These services relate to key development projects of Catalyst including development, design, layout and test program development services. In January 2003, the Company established a wholly owned subsidiary in Romania which replaced the services of Lxi as of February 1, 2003. The Company’s former President and CEO, owned 91% of Lxi at the time of his departure in fiscal 2003 and two officers of Catalyst owned approximately 4% of Lxi until their shares were sold to Lxi in February 2003. During fiscal 2003, the Company recorded $605,000 of engineering fees from Lxi for engineering design services provided to by Essex. As of April 30, 2003 there was no amount owed to Lxi. During fiscal 2003, 2002 and 2001 the Company recorded $605,000, $852,000 and $714,000, respectively, of engineering fees to Lxi for engineering design services provided to Catalyst by Essex. As of April 30, 2003 and 2002, the total amount owed to Essex and Lxi was $0 and $228,000, respectively. The officers received no payments during fiscal 2003, 2002 and 2001 other than the sale of their interests in Lxi. One officer had previously served as the Treasurer of Lxi prior to his joining the Company. Such officer resigned such position immediately prior to joining the Company. Such officer resigned as a director of Lxi in January 2003.

      One director, Lionel Allan, also served as a consultant to the Company through his consulting company, Allan Advisors, Inc (AAI). Under the terms of the consulting agreement, the Company paid consulting fees of $8,333 per month throughout fiscal 2003 and 2002. During each of the fiscal years ended April 30, 2003, 2002 and 2001, the Company paid $129,000, $100,000 and $100,000, respectively, to AAI under such agreement. The consulting agreement was to expire on August 14, 2003. The Company paid the $29,000 balance due under the agreement in April 2003 and cancelled the agreement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Year Ended April 30,	of Year	Expenses	Deductions	Year

	(In thousands)
2003
Allowance for doubtful accounts receivable	$950	$—	$(725)	$225
Valuation reserve for deferred tax assets	10,624	(1,914)	(64)	8,646
2002
Allowance for doubtful accounts receivable	750	200	—	950
Valuation reserve for deferred tax assets	5,878	4,746	—	10,624
2001
Allowance for doubtful accounts receivable	286	464	—	750
Valuation reserve for deferred tax assets	14,535	—	(8,657)	5,878

INDEX TO EXHIBITS

Exhibit
No.	Description

3.2(8)	Restated Certificate of Incorporation of Registrant.
3.4(7)	Bylaws of Registrant
4.1(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C respectively.
4.2(15)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.3(15)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent.
4.4(14)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.5(15)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent.
4.6(16)	2003 Stock Incentive Plan.
4.7(16)	2003 Director Stock Option Plan.
10.12(1)	Distributor Agreement dated February 1990 between Arrow Electronics, Inc. and Registrant.
10.27(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.38(2)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant.
10.39(2)†	Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the Registrant.
10.51(4)	Commercial Security Agreement dated April 1, 1998 between Registrant and Oki Electric Industry Co., Ltd.
10.52(4)	Wafer Purchase Agreement dated March 23, 1998 between Registrant and Trio-Tech International PTE LTD with Variation Agreement dated April 16, 1998 between Registrant and Trio-Tech.
10.59(4)*	Severance Agreement dated June 1, 1998 between Thomas E. Gay III and Registrant.
10.61(4)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. (Elex) with Standstill Agreement dated as of May 26, 1998 between Registrant and Elex.
10.63(5)*	Agreement dated August 14, 1995 between Registrant and Lionel M. Allan (Amendment).
10.64(6)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex NV with Standstill Agreement dated as of September 14, 1998 between Registrant and Elex, NV
10.67(9)*	Modification dated January 1, 1999 of Consulting Agreement dated August 14, 1995 between the Company and Allan Advisors, Inc.
10.69(12)	1998 Special Equity Incentive Plan
10.71(10)*	Severance Agreement dated May 11, 1999 between Irv Kovalik and Registrant.
10.72(11)*	Severance Agreement dated May 11, 1999 between Frank Reynolds and Registrant.
10.75(13)*	Extension of Consulting Agreement dated June 7, 2001 between Allan Advisors, Inc. and Registrant.
10.76(13)*	Severance Agreement dated September 21, 1999 between Barry Wiley and Registrant.
10.78(15)*	Severance Agreement dated November 8, 2001 between Sorin Georgescu and Registrant.
10.79(15)*	Extension to Severance Agreement dated as of February 27, 2002 between Thomas E. Gay and Registrant.
10.80(15)*	Extension to Severance Agreement dated as of February 27, 2002 between Irv Kovalik and Registrant.

Exhibit
No.	Description

10.81(15)*	Extension to Severance Agreement dated as of February 27, 2002 between Barry Wiley and Registrant.
10.82(15)*	Extension to Severance Agreement dated as of February 27, 2002 between Frank Reynolds and Registrant.
10.83(14)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant.
10.84(15)*	Form of Change of Control Agreement between Registrant and its non-employee directors.
10.85*	Employment Agreement dated May 23, 2003 between Gelu Voicu and Registrant.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Independent Accountants.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the Commission on May 11, 1993 (File No. 33-60132), as amended.

(2)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 1996.

(3)	Incorporated by reference to Exhibit 1 to Registrant’s Form 8-A filed on January 22, 1997.

(4)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended May 3, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K/A (Am. No. 1) filed for the year ended May 3, 1998.

(6)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended August 2, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-Q/A (Am. No. 1) filed for the quarter ended November 1, 1998.

(8)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed December 18, 1998.

(9)	Incorporated by reference to Registrant’s Form 10-Q filed for the quarter ended January 21, 1999.

(10)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended May 2, 1999.

(11)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2000.

(12)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed July 27, 2000.

(13)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2001.

(14)	Incorporated by reference to Registrant’s Form 8-K filed April 30, 2002.

(15)	Incorporated by reference to Registrant’s Form 10-K filed for the year ended April 30, 2002.

(16)	Incorporated by reference to Registrant’s to Registrant’s Registration Statement on Form S-8 filed with the Commission on December 24, 2002 (File No. 333-102201).

†	Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.