Form 10-Q
period 2003-07-27
CATALYST SEMICONDUCTOR INC
filed 2003-09-08
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2003 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to______________.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant in an accelerated filers (as defined in Rule 12(b)(2) of the Exchange Act). Yes ☐ No ☒

     The number of shares outstanding of the Registrant’s Common Stock as of August 18, 2003 was 16,428,666 exclusive of 3,044,100 shares of treasury stock.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

CATALYST SEMICONDUCTOR, INC.

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at July 31, 2003 and April 30, 2003	3
	Unaudited Condensed Consolidated Statements of Operations for the three month periods ended July 31, 2003 and 2002	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended July 31, 2003 and 2002	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		28
EXHIBIT INDEX
CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	April 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$6,404	$7,828
Short term investments	22,549	20,078
Accounts receivable, net	9,409	7,863
Inventories, net	7,537	8,423
Deferred tax assets	1,914	1,914
Other assets	1,045	1,146

Total current assets	48,858	47,252
Property and equipment, net	3,086	3,091
Other assets	286	245

Total assets	$52,230	$50,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,998	$3,674
Accounts payable—related parties	37	18
Accrued expenses	2,723	3,126
Deferred gross profit on shipments to distributors	1,993	1,417

Total current liabilities	8,751	8,235
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 19,473 issued and 16,429 outstanding at July 31, 2003 and 19,247 shares issued and 16,285 outstanding at April 30, 2003	19	19
Additional paid in capital	53,060	52,632
Treasury stock, 3,044 at July 31, 2003 and 2,970 at April 30, 2003	(8,555)	(8,340)
Accumulated deficit	(1,065)	(1,985)
Accumulated other comprehensive income	20	27

Total stockholders’ equity	43,479	42,353

Total liabilities and stockholders’ equity	$52,230	$50,588

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended

	July 31,	July 31,
	2003	2002

Net revenues	$13,847	$12,457
Cost of revenues	8,700	7,019

Gross profit	5,147	5,438
Research and development	1,548	1,290
Selling, general and administrative	2,607	2,359

Income from operations	992	1,789
Interest income, net	90	66

Income before income taxes	1,082	1,855
Income tax provision	162	695

Net income	$920	$1,160

Net income per share:
Basic	$0.06	$0.07

Diluted	$0.05	$0.06

Weighted average common shares:
Basic	16,358	16,926

Diluted	18,755	18,958

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	July 31,	July 31,
	2003	2002

Cash flows from operating activities:
Net income	$920	$1,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	321	245
Benefit from sale of inventory previously reserved	(744)	(1,130)
Provision for excess and obsolete inventory	375	1,028
Changes in assets and liabilities:
Accounts receivable	(1,546)	693
Inventories	1,255	(352)
Other assets	60	(369)
Accounts payable (including related parties)	343	(614)
Accrued expenses	(238)	826
Deferred gross profit on shipments to distributors	576	97

Net cash provided by operating activities	1,322	1,584

Cash flows from investing activities:
Purchase of short-term investments	(2,478)	—
Acquisition of property and equipment	(316)	(320)

Net cash used in investing activities	(2,794)	(320)

Cash flows from financing activities:
Common stock issuances	263	99
Treasury stock purchases	(215)	(902)

Net cash provided by (used in) financing activities	48	(803)

Net increase (decrease) in cash and cash equivalents	(1,424)	461
Cash at beginning of the period	7,828	26,295

Cash at end of the period	$6,404	$26,756

Supplemental cash flow disclosures:
Income taxes	$—	$6

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

     In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2003 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The consolidated statements include the accounts of the Company’s wholly owned subsidiaries, Nippon Catalyst KK, a sales organization in Japan and Catalyst Semiconductor Romania Com SRL, a design center in Europe. All material intercompany balances have been eliminated. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003. The results of operations for the three month period ended July 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending April 30, 2004 or any other future period. Certain prior period balances have been reclassified to conform to the current period presentation.

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

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Through July 31, 2003, the Company had $20,000 of other comprehensive income resulting from unrealized gains from its treasury investment activities. Comprehensive expense for the quarter ended July 31, 2003 amounted to $7,000.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” which amended SFAS No. 123 (SFAS 123) requiring that disclosures of the pro forma effect use the fair value method of accounting for stock-based employee compensation be displayed more prominently, in a tabular format and on a quarterly basis. The following table illustrates the effect on the Company’s net income and net income per share if compensation costs had been recorded based on the estimated fair value as of the grant date as defined by SFAS 123 for all granted stock-based awards.

	Three Months Ended

	July 31,	July 31,
	2003	2002

	(In thousands, except per share amounts)
Reported net income	$920	$1,160
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	28
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(748)	(769)

Pro forma net income	$172	$419

Pro forma net income per share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

Note 2 – Net Income Per Share:

     Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

     A reconciliation of the numerators and denominators of the basic and diluted income per share is presented in the following table (in thousands, except per share data):

	Three Months Ended

	July 31,	July 31,
	2003	2002

Reported net income	$920	$1,160

Shares calculation:
Weighted average shares outstanding—basic	16,358	16,926
Effect of dilutive securities:
Stock options	2,397	2,032

Weighted average shares outstanding—diluted	18,755	18,958

Reported net income per share:
Basic	$0.06	$0.07

Diluted	$0.05	$0.06

     Options to purchase 1,153,000 shares of Common Stock at prices from $4.07 to $9.50 per share outstanding during the quarter ended July 31, 2003 and options to purchase 1,673,000 shares of Common Stock at prices from $4.07 to $9.50 per share outstanding during the quarter ended July 31, 2002 were not included in the computation of diluted income per share because the inclusion of such options would have been antidilutive.

Note 3 – Comprehensive Income:

     The components of comprehensive income are presented in the following table (in thousands):

	Three Months Ended

	July 31,	July 31,
	2003	2002

Reported net income	$920	$1,160
Other comprehensive income:
Unrealized losses on available-for-sale investments	(7)	—

Total comprehensive income	$913	$1,160

     Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized loss on the available-for-sale investments.

Note 4 – Balance Sheet Components (in thousands):

	July 31, 2003

		Gross
		Unrealized
		Gains or	Estimated
	Cost	(Losses)	FMV

Short-term investments:
U.S. government debt securities with maturities less than one year	$19,127	$23	$19,150
U.S. government debt securities with maturities over one year	3,402	(3)	3,399

Total short-term investments	$22,529	$20	$22,549

	April 30, 2003

		Gross
		Unrealized	Estimated
	Cost	Gains	FMV

Short-term investments:
U.S. government debt securities with maturities less than one year	$17,442	$23	$17,465
U.S. government debt securities with maturities over one year	2,609	4	2,613

Total short-term investments	$20,051	$27	$20,078

	July 31,	April 30,
	2003	2003

Accounts receivable:
Accounts receivable	$9,634	$8,088
Less: Allowance for doubtful accounts	(225)	(225)

	$9,409	$7,863

Inventories:
Work-in-process	$5,004	$6,487
Finished goods	2,533	1,936

	$7,537	$8,423

Property and equipment:
Engineering and test equipment	$6,840	$6,552
Computer hardware and software	1,737	1,715
Furniture and office equipment	1,354	1,348

	9,931	9,615
Less: accumulated depreciation and amortization	(6,845)	(6,524)

	$3,086	$3,091

Accrued expenses:
Accrued employee compensation	$885	$1,424
Accrued income taxes	478	326
Other	1,360	1,376

	$2,723	$3,126

Note 5 – Income Taxes

     The provision for income taxes was $162,000 or 15% of earnings before taxes for the quarter ended July 31, 2003 compared to $695,000 or a 37% provision for taxes in the quarter ended July 31, 2002. The provision for income taxes for the quarter ended July 31, 2003 differs from the statutory rate primarily due to deductions related to net operating losses carried forward and research and development tax credits.

Note 6 – 1998 Special Equity Incentive Plan:

     In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of Common Stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan at a price of $0.125 per share when the market was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense was recognized over the four year vesting period of the options, $28,000 and zero of which was recognized during the three month periods ended July 31, 2002 and July 31, 2003, respectively. As of April 30, 2003, no further compensation expense remained to be recognized.

Note 7 – Segment Reporting

          The company operates in one business segment, the semiconductor manufacturing segment.

          Revenues by product group were as follows (in thousands):

	Quarter ended July 31,

	2003	2002

EEPROM	$12,152	$10,453
Flash	1,439	1,758
Mixed signal	256	246

Total sales	$13,847	$12,457

          Revenues by destination were as follows (in thousands):

	Quarter ended July 31,

	2003	2002

Japan	$3,182	$2,176
Hong Kong/China	2,711	1,482
United States	1,687	2,912
Europe	1,592	1,930
Taiwan	1,485	986
Korea	1,172	1,139
Other Far East	1,507	1,124
Other Americas	511	708

Total sales	$13,847	$12,457

          Sales and purchase transactions are denominated in U.S. dollars, except for certain purchases which were denominated in Thai Baht and Japanese Yen and which were not significant for the first quarters of fiscal 2003 and 2002.

Note 8 – Commitments and Contingencies

     Purchase Commitments

          The Company had approximately $2.9 million of outstanding manufacturing purchase orders with it’s foundries at July 31, 2003.

     Contingencies

          On April 17, 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile and mixed signal markets, served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that some of the Company’s recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, the Company entered into a settlement agreement with Xicor according to which Catalyst has received a license to manufacture the disputed products in exchange for certain royalty payments based upon sales of those products after July 22, 2002. The complaint was dismissed on July 22, 2002. Through July 31, 2003, the royalties paid under this agreement have not been material.

          In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology. Catalyst paid royalties under this license through 1993, at which point we believed that the license became fully paid-up and no further royalties were owed. In May 2001, the Company received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was paid-up and that royalties had continued to accrue. The Company does not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, Catalyst may owe Philips an amount estimated to range from zero to $3.5 million in back royalty payments and an estimated amount ranging from zero to $1.6 million in interest payments.

          In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given as to the results of such claims, management does not believe that any such results will have a material adverse impact on the Company’s financial condition or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Catalyst applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. These disclosure provisions expand those required by SFAS No. 5 “Accounting for Contingencies” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements upon which Catalyst is a guarantor:

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

          It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Catalyst’ obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Catalyst under these agreements have not had a material effect on its business, financial condition or results of operations. Catalyst believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

     Product Warranties

          Catalyst estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Catalyst’ sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of goods sold. The warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $10,000 during the first quarter of fiscal 2004.

Note 9 - Related Party Transactions:

          During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-Fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company (Elex) that owns 28% of the outstanding shares of the Company as of August 18, 2003. The wafers provided by Xfab supplement the same designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab since 1987. The Company believes that the cost of such wafers is no greater than comparable materials available from alternative foundry services. Mr. Roland Duchâtelet is the Chairman and CEO of Elex and serves as a member of the Company’s Board of Directors. Elex initially became a related party through the purchase of an aggregate of 5.5 million shares for $2.5 million in two private placements in 1998. In April 2001, the Company repurchased 1.5 million shares from Elex for $4.7 million. In three transactions on the open market in November and December 2002, Elex purchased an aggregate of 607,200 shares for approximately $1.6 million. During the three month period ending July 31, 2003, the Company purchased $752,000 of wafers from Xfab. As of July 31, 2003, the total amount owed Xfab was $37,000.

          The Company had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The number of full-time engineers from Lxi the Company used was dependant upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform the services on the Company’s behalf. These services related to key development projects of Catalyst including development, design, layout and test program development services. In January 2003, the Company established a wholly owned subsidiary in Romania which replaced the services of Lxi as of February 1, 2003. Mr. Radu Vanco, the Company’s former CEO, owned 91% of Lxi at the time of his departure in 2002; Mr. Gelu Voicu and Mr. Thomas Gay owned approximately 3% and 1%, respectively, of Lxi until their shares were sold to Lxi in February 2003 at net book value. Mr. Thomas Gay had previously served as the Treasurer of Lxi prior to his joining the Company. Mr. Thomas Gay resigned that position immediately prior to joining the Company. Mr. Thomas Gay resigned as a director of Lxi in January 2003.

          One director, Mr. Lionel Allan, also served as a consultant to the Company through his consulting company, Allan Advisors, Inc. Under the terms of the consulting agreement, the Company paid consulting fees of $8,333 per month throughout fiscal 2003 and 2002. The consulting agreement was to expire on August 14, 2003. The Company paid the $29,000 balance due under the agreement in April 2003 and cancelled the agreement.

     Note 10 – Recent Accounting Pronouncements:

          In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its consolidated financial statements.

          In May 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Catalyst currently has no instruments impacted by the adoption of this statement and therefore the adoption had no effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results”. These forward-looking statements include, but are not limited to: the statements relating to future increases in our manufacturing costs, decreases in unit shipments and further downward pricing trends in the second paragraph of “Overview;” the statements relating to the overestimation of future selling prices under “Inventory Reserves;” the statements relating to the higher returns of product if market conditions weaken and the effect on sales if we receive an increased rate of product returns in the third paragraph under “Revenue Recognition;” the statements relating to the benefits of future releases of the valuation allowance and where such releases will be credited in the second paragraph under “Income Tax Valuation Allowances;” and the statements relating to the risks associated with seeking additional financing in the last paragraph of “Liquidity and Capital Resources” among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Certain Risks That may Affect Our Future Results.” All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

Overview

          Catalyst Semiconductor, Inc. was incorporated on October 8, 1985 and designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies.

          Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Revenues, gross profits, selling prices and net income were declining during the second and third quarters of fiscal 2003 due to renewed competitive pressures in the markets for our products. In the fourth quarter of fiscal 2003, revenue, gross profit, and net income increased. In the first quarter of fiscal 2004, revenue continued to increase while gross profit and net income decreased from the previous quarter. We could experience future increases in our manufacturing costs, decreases in our unit shipments and further downward trends in our product pricing, all of which are factors that could adversely affect our operating results.

Results of Operations

          Revenues. Total revenues consist of net product sales. A substantial portion of our net product sales are made through independent distributors. Revenue from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized once the risk of loss and passage of title has transferred to the customer. When distributors have rights to return products or price protection rights, we defer revenue recognition until the distributor sells the product to the end customer. Total revenues increased $1.4 million or 11% to $13.8 million for the quarter ended July 31, 2003 compared to $12.5 million for the quarter ended April 30, 2003. The increase was primarily attributable to increased unit volumes shipped offset by limited volume discounts to certain customers. Total revenues increased by $1.4 million or 11% to $13.8 million for the quarter ended July 31, 2003 from $12.5 million for the quarter ended July 31, 2002. The increase was primarily attributable to increased unit volumes shipped offset by limited volume discounts to certain customers. Revenue from our EEPROM devices increased 16% to $12.2 million or 88% of revenues in the quarter ended July 31, 2003 compared to $10.5 million or 84% of revenues in the quarter ended July 31, 2002. The increase was attributable to higher volumes shipped into Asia. The higher volume was partially off-set by lower average selling prices. Revenue from our Flash memory devices decreased $319,000 or 18% to $1.4 million or 10% of revenues in the quarter ended July 31, 2003 compared to $1.8 million or 14% of revenues in the quarter ended July 31, 2002. The decrease in Flash product sales in the quarter ended July 31, 2003 was due to lower unit volumes. The lower volumes were partially off-set by an increase in the average selling price. Revenue from our mixed signal products remained flat at $256,000 or 2% of revenues for the quarter ended July 31, 2003, compared to $246,000 or 2% of revenues in the quarter ended July 31, 2002. International sales contributed 88% of net product sales in the quarter ended July 31, 2003 as compared to 77% in the comparable quarter of the prior fiscal year. The increase in percentage of international revenues during the first quarter of fiscal 2004 was primarily attributable to our increased sales in Japan due to increased market demand while demand in the U.S. has weakened. All sales of our products are in U.S. dollars, minimizing the effects of currency fluctuations.

               Gross Profit. Gross profit for the quarter ended July 31, 2003 was $5.1 million or a gross margin of 37% compared to gross profit of $5.4 million or a gross margin of 44% for the quarter ended July 31, 2002. The decrease in gross profit was primarily attributable to decreasing average selling prices on higher sales volume. Gross profit for the quarter ended July 31, 2003 was $5.1 million or a gross margin of 37% compared to gross profit of $5.3 million or a gross margin of 42% for the quarter ended April 30, 2003. The decrease in gross margin percentage in the quarter ended July 31, 2003 was due to decreasing average selling prices on higher shipment volumes. We granted limited discounts to certain customers in order to increase market share. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time following the balance sheet date, generally within the ensuing twelve months. The expense of increasing inventory reserves is included in the period’s cost of goods sold which decreases the gross profit for that period. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. These expenses in foreign currencies are not material to us.

               Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, contract engineering services, the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased $258,000 or 20% to $1.5 million or 11% of revenues for the quarter ended July 31, 2003 from $1.3 million, or 10% of revenues, in the quarter ended July 31, 2002. The increase was primarily attributable to additional depreciation expense related to purchases of additional equipment, legal expense related to patents, and the Catalyst Semiconductor Romania Com SRL affiliate support costs. As of July 31, 2003, we employed 62 people in research and development activities, compared to 24 employees plus 14 under the arrangement with Lxi Corporation as of July 31, 2002. R&D expenses were unchanged at $1.5 million or 11% of revenues for the quarter ended July 31, 2003 from $1.5 million, or 12% of revenues, in the quarter ended April 30, 2003.

               Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer (D&O) insurance. SG&A expenses increased $248,000 or 11% to $2.6 million, or 19% of revenues, for the quarter ended July 31, 2003 from $2.4 million, or 19% of revenues, for the quarter ended July 31, 2002. This increase on a dollar basis was primarily attributable to an increase in personnel related expenses and freight related expenses due to increased shipping volumes. SG&A expenses decreased $80,000 or 3% of revenues to $2.6 million, or 19% of revenues, for the quarter ended July 31, 2003 compared to $2.7 million, or 22% of revenues, for the quarter ended April 30, 2003.

               Net Interest Income and Expense. We earned net interest income of $90,000, less than 1% of revenues for the quarter ended July 31, 2003 compared to net interest income of $66,000, or less than 1% of revenues, in the quarter ended July 31, 2002. The increase in net interest income was primarily attributable to improved interest rates. Net interest income decreased $55,000 to $90,000 in the quarter ended July 31, 2003 from $145,000, or more than 1% of revenues, in the quarter ended April 30, 2003. The decrease was primarily attributable to the recording of $49,000 interest income associated with a payroll tax refund in the quarter ended April 30, 2003.

               Income Tax Provision. The provision for income taxes was $162,000 or 15% of earnings before taxes for the quarter ended July 31, 2003 compared to $695,000 or a 37% provision for taxes in the quarter ended July 31, 2002. The provision for income taxes for the quarter ended July 31, 2003 differs from the statutory rate primarily due to the deductions related to net operating losses carried forward and research and development tax credits.

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

               Inventory Reserves.

          We record inventory reserves for estimated unmarketable inventory equal to the cost of inventory estimated to be in excess based upon assumptions about future demand and market conditions. We generally reserve inventory in excess of future demand for the ensuing twelve months. If actual market conditions are less favorable than those projected by management, additional inventory write-downs are also required. Inventory reserves are also taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the value of plus the estimated cost to sell any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory plus costs to sell exceeds the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the even lower estimated sales price. Once established, inventory reserves are not reversed until the associated inventory has been sold or physically scrapped.

               Revenue Recognition.

          For products sold directly to end-users, original equipment manufacturers, or to resellers that do not receive price concessions and do not have rights of return, we recognize revenue once the risk of loss and passage of title has transferred to the customer. Reserves for sales returns and allowances are estimated based primarily upon historical experience and provided at the time of shipment.

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

               Income Tax Valuation Allowances.

          In years prior to fiscal 2003, we recorded substantial valuation allowances to reduce our deferred tax assets to the amount that was more likely than not to be realized. As of April 30, 2003, we estimated that amount based on the experience during the year then ended and considered estimated future taxable income in assessing the need for the valuation allowance. We determined that the amount of deferred tax assets that we would be able to realize aggregated $1.9 million and the valuation allowance was reduced accordingly which increased income and shareholders equity for the fourth quarter and fiscal year 2003.

          We continue to record a valuation allowance of $8.6 million as of July 31, 2003 which may be released as we revise our estimates of the likelihood of portions of that amount being realized. The release of up to $4.6 million of that allowance will also benefit our net income and shareholders equity if and when it is released. The remaining $4.0 million of valuation allowance will be credited to additional paid-in-capital if and when it is released.

Liquidity and Capital Resources

          Total cash decreased $1.4 million to $6.4 million as of July 31, 2003 from $7.8 million as of April 30, 2003. Net cash provided by operations was $1.3 million for the quarter ended July 31, 2003, which was due primarily to net income of $920,000, adjusted for depreciation and amortization of $321,000, a net decrease in inventory reserves of $369,000, a decrease in gross inventory of $1.3 million, an increase in accounts payable of $343,000 and an increase in deferred distributor profits of $576,000. Gross inventory decreased as a result of lower pricing on certain inventory purchases. Deferred distributor profits increased due to higher volumes shipped to distributors near the end of the quarter that were unsold to end customers as of July 31, 2003. Such increases were partially offset by a $1.5 million increase in accounts receivable caused by higher sales volume and a higher percentage of sales coming in the last two months of the quarter. Accrued expenses decreased $238,000 due to the payment of fiscal 2003 bonuses. During the three month period ended July 31, 2002, total cash increased $461,000 to $26.8 million as of July 31, 2002. Net cash provided by operations was $1.6 million for the quarter ended July 31, 2002, which was due primarily to net income of $1.2 million, adjusted for depreciation and amortization of $245,000, a decrease in gross accounts receivable of $693,000 related to increased collections activity, increases in accrued expenses and deferred distributor profits of $923,000. Such increases were partially offset by a decrease in the provision for excess and obsolete inventory of $102,000, an increase in gross inventories of $352,000, an increase in other assets of $369,000 and a decrease in accounts payable of $614,000.

          Our investing activities used $2.8 million, during the quarter ended July 31, 2003 which were related primarily to the purchase of short term investments for $2.5 million and the acquisition of equipment for our manufacturing operations of $316,000. Cash used in investing activities for the quarter ended July 31, 2002 was $320,000 which was related primarily to the acquisition of equipment for our manufacturing operations and purchases of software to support our product development activities.

          Financing activities provided $48,000 during the quarter ended July 31, 2003 consisting of $263,000 in proceeds from the sale of Common Stock through the exercise of stock options less the use of $215,000 for the repurchase of an aggregate of 74,000 shares of our Common Stock on the open market through our announced open market repurchase program. During the quarter ended July 31, 2002, the cash used by financing activities was $803,000, consisting primarily of $902,000 used for the repurchase of an aggregate of 332,200 shares of our Common Stock on the open market through our announced open market repurchase program. Net cash provided by the sale of Common Stock through the exercise of stock options totaled $99,000 during the quarter ended July 31, 2002.

          In September 2001, the Board of Directors authorized a program for the open market repurchase of up to 1.5 million shares of our Common Stock and in February 2003 increased the authorized limit to a total of 2 million shares. The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage during the period when our Common Stock was at a relatively low price. We have no immediate plans to reissue the repurchased shares and intend to hold such shares in treasury until suitable opportunities arise. During the quarter ended July 31, 2003, we repurchased an aggregate of 74,000 shares at a total cost of $215,000. During the quarter ended July 31, 2002, we repurchased an aggregate of 332,200 shares at a total cost of $902,000.

          As of July 31, 2003, we were indebted to various creditors in the amount of approximately $4.0 million. This amount is comprised of approximately $3.3 million for wafers and inventory processing and approximately $656,000 for other goods and services.

          We do not have any material contractual obligations or commercial commitments to make any future payments other than with respect to the wafer purchase commitments to foundries and a facilities lease for our principal business office in Sunnyvale which will expire in 2006. The lease agreement allows us to exercise an option to extend the term by an additional five years. Our outstanding purchase commitments with our foundries were approximately $2.9 million at July 31, 2003. Further, we do not engage in any off-balance sheet financing arrangements or transactions other than the standard building leases. The following table shows the aggregate future minimum lease payments, by fiscal year, as of July 31, 2003, that we are obligated to pay under the terms of the non-cancelable operating leases we currently have for our various facilities, principally our headquarters building in Sunnyvale, California (in thousands):

Years ending	Operating
April 30,	Leases

2004	$471
2005	560
2006	454
2007	84
2008	—

$1,569

          In light of the current economic and competitive climate, we continue to monitor our liquid resources. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. Additionally, the financial instruments in our short term investments account are highly liquid and can be converted to cash and cash equivalents immediately. In our competitive industry, we must constantly consider the need to make significant expenditures in connection with our research and development efforts. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any acquisition of other businesses or technology. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do decide to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in incremental dilution to our existing investors.

Effects of Transactions with Related Parties

          During the fourth quarter of fiscal 2000, Catalyst began taking delivery of wafers fabricated at X-fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company (Elex) that owned 28% of our outstanding Common Stock as of August 18, 2003. Mr. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of our board of directors. The wafers provided by Xfab includes most of our mixed signal products and supplement some of the same EEPROM designs fabricated at Oki Semiconductor in Japan, our principal wafer fab. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design under development, we have prepaid a purchase order which calls for a mask set and delivery of a prototype wafer lot at a future time to be determined by future events. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the quarter ended July 31, 2003, our purchases from Xfab totaled $752,000. As of July 31, 2003, the total amount owed Xfab was $37,000.

          We had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), Lxi’s wholly owned subsidiary in Romania. The number of full-time engineers we used was dependent upon the scope and number of research and development projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on our behalf. These services related to our key development projects including development, design, layout and test program development services. We believe that we received these engineering services from Lxi on terms and at rates that were at least as favorable, if not more favorable, than we could obtain from unaffiliated third parties. Two of our officers, Mr. Gelu Voicu and Mr. Thomas Gay, owned approximately 3% and 1%, respectively, of Lxi until February 2003. Mr. Thomas Gay, who had served as a director of Lxi, resigned from that position in January 2003. Mr. Gelu Voicu and Mr. Thomas Gay received no payments from Lxi during fiscal 2004, 2003 and 2002 other than $40,000 and $12,000, respectively, from the repurchase of their shares at net book value by Lxi in February 2003. Additionally, we believe that our former CEO, Mr. Radu Vanco, continues to own a majority of the outstanding shares of Lxi. In January 2003, we formed a wholly owned subsidiary in Romania, Catalyst Semiconductor Romania com SRL (CSR), to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi in January 2003. As of July 31, 2003, there was no amount owed to Lxi.

          One of our directors, Mr. Lionel Allan, also served as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we paid consulting fees of $8,333 per month throughout fiscal 2003 and in April 2003, we terminated the agreement and paid the $29,000 balance due as required by the agreement. The consulting agreement was to expire on August 14, 2003. Mr. Lionel Allan no longer provides consulting services to us and we have no continuing obligations to Mr. Lionel Allan under the prior agreement.

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a significant impact on our consolidated financial statements.

          In May 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS 150 did not have a material impact on our financial statements.

Certain Risks that May Affect Our Future Results

               We desire to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the “Reform Act”) that provides a “safe harbor” for forward-looking statements made by or on our behalf. We hereby caution stockholders, prospective investors in Catalyst and other readers that the following important factors, among others, in some cases have affected and in the future could affect, our stock price or cause our actual results for the quarter ending October 31, 2003 or the fiscal year ending April 30, 2004 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

Our quarterly operating results may fluctuate due to many factors and are difficult to forecast.

          Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for our products;

•	volatility in supply and demand affecting semiconductor market prices generally such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in fiscal 2002;

•	the need to establish additional inventory reserves due to the expected selling prices falling below the amounts paid to produce and sell certain parts, or if our expectations for sales of our inventory fall below the quantities that we have on hand;

•	charges to bad debt expense caused by accounts receivable that become unlikely to be collected in a reasonable amount of time, if ever;

•	the timing of new product introductions and significant orders of our products;

•	increased expenses associated with new product introductions, process changes and/or expanding our sales channels;

•	gains or losses of significant customers;

•	fluctuations in manufacturing yields;

•	changes in our product mix;

•	increases in wafer prices due to increased market demand and other factors;

•	increases in prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	foreign currency fluctuations; and

•	general economic conditions.

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

          We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar 1997 and 1998 and 2001. We currently face and in the future may experience diminished product demand, accelerated erosion of average selling prices and gross margins and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

          For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998, fiscal 1999 and the first half of fiscal 2000 and incurred substantial losses in fiscal 1998. During late fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins through the quarter ended October 2000. During the second half of fiscal 2001 and the first half of fiscal 2002, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Since the quarter ended October 2001, we have seen increased quarterly revenues but the rate of revenue growth that we experienced may not be sustained and could be reversed. Thus we are concerned about the ability of continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our fiscal 1998 and 1999 operating results.

          Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. The improved market conditions we experienced in calendar 2000 have deteriorated significantly. During late calendar 2000 through calendar 2002, we experienced decreases in orders from customers and found that lower selling prices were necessary to remain competitive in the market. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers’ products.

General economic conditions may reduce our revenues and harm our business.

          We are subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the current worldwide economic slowdown and, the slow economic growth in the United States in particular, many industries are delaying or reducing technology purchases and efforts to develop new products and technologies. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our expectations of revenues for any given quarter or for the entire fiscal year. These conditions would negatively affect our business, financial condition and results of operations.

If our products fail to keep pace with the rapid technological changes in the semiconductor industry, we could lose customers and revenue.

          Our product markets are characterized by rapidly changing technology and product obsolescence. A key factor to our business success is the timely introduction of new products at competitive price and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to achieve higher product densities and thereby reduce product costs. For example, most of our products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.6 micron Flash memory process. Although we have recently introduced a 0.5 micron CMOS process for our EEPROM products, the time and expense of converting our products to this process will consume a considerable portion of our resources which may result in a reduction of our costs more slowly than the price erosion the effort is intended to counteract, resulting in limited benefit, if any. We may not be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, our products may not achieve market acceptance. Our failure to complete and introduce new products at competitive price/performance levels could materially and adversely affect our business, financial condition and operating results. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production of new products, successful completion of technology transitions with acceptable yields and reliability, or the lack of commercial acceptance of new products we introduce to the market.

We depend on a small number of suppliers for the supply of wafers.

          We do not manufacture the semiconductor wafers used for our products. In 1985, we began a relationship with Oki in Japan. Since 1987, Oki has supplied wafers to us and was our sole foundry source until the end of fiscal 2000. At that time, an additional foundry, Xfab, began to provide a limited number of products to us and the volumes currently provided by Xfab are considerably less than Oki currently provides. We do not presently have a wafer supply agreement with Oki or Xfab and instead purchase wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

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

          To address our wafer supply concerns, we plan to continue working on expanding our primary foundry capability at Oki by qualifying our products in multiple fabrication plants owned by Oki, and to expand our secondary foundry capability with Xfab at its facility in Lubbock, Texas. Xfab is owned by Elex NV, a related party. The addition of Xfab as a second foundry source and our continued efforts to qualify certain of our large volume products with Xfab has enabled us to somewhat reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, although we are in the process of qualifying our products in multiple fabrication plants owned by Oki which has reduced the risks associated with the sourcing and quantity of our wafer supply, Oki may be unable or unwilling to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

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

          We have incurred significant losses or experienced significant negative cash flow from operations during several fiscal years previous to fiscal 1999. Such negative cash flow significantly reduced our available capital to a point that, as of April 30, 1998, we had a net worth deficit of $3.9 million. Although as of July 31, 2003, we had cash on hand and short-term investments totaling $29.0 million, we may not continue to generate sufficient revenues and net income to fund our operations. We have pursued many measures designed to reduce expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow such as the renegotiation of pricing with manufacturers and suppliers, utilization of offshore engineering sources, the implementation of employee hiring freezes, reductions of employee headcount and the increased oversight of authorized expenses. We continue to monitor expenses and to conserve our available cash. However, to the extent we suffer any adverse effects to our revenues or net income because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

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

          Our stock price has been and may continue to be subject to significant volatility. For example, during the quarter ended July 31, 2003, the closing sales prices of our Common Stock ranged from a low of $2.67 to a high of $6.32. Any shortfall in revenues or earnings from levels expected or projected by investors or others could have an immediate and significant adverse effect on the trading price of our Common Stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations, affecting the market prices for many high technology companies and small capitalization companies and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for our Common Stock.

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

          We compete with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we currently compete successfully with respect to each of these factors; however price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include Atmel Corporation,

STMicroelectronics N.V., Microchip Technology Inc. and Information Storage Devices Inc., all of which have substantially greater resources than we do.

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

          We have previously experienced periodic oversupplies or shortages of wafer fabrication capacity due to the cyclical nature of the semiconductor industry. Since we must order products and build inventory substantially in advance of product shipments, we risk forecasting incorrectly and producing excess or insufficient inventories of particular products. Part of our business strategy calls for a substantial inventory of sorted wafers or die bank to limit our investment in finished goods but increase our ability to have die ready to assemble and test on short notice for customers that order products for delivery within a limited amount of time. Demand for our products is volatile and customers often place orders with short lead times. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. Our inventory may not be reduced by the fulfillment of customer orders and in the future we may produce excess quantities of our products. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of goods sold that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

          For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million to our cost of sales due to the rapid decrease in demand for and the selling prices of our products. Inventory reserve additions in fiscal 2001 totaled $5.6 million which were partially offset by the release of $2.9 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001. During fiscal 2002, the net effect of inventory reserve adjustments was minimal. During fiscal 2003, we sold approximately $3.1 million of inventory previously reserved while reserving approximately $2.7 million of inventory. During the first quarter of fiscal 2004, we sold approximately $744,000 of inventory previously reserved of which $375,000 was off-set by new reserves during the quarter.

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

          A significant amount of our net revenues have been and continue to be derived from sales of Flash memory products. Flash memory products represented 10% of our revenue during the three months ended July 31, 2003 and represented 12% and 16% of our revenue, respectively, in each of fiscal years 2003 and 2002. The market for Flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices Inc., Atmel Corporation, Fujitsu Ltd., Hitachi Ltd., Micron Technology Inc., Mitsubishi Electric Corp., STMicroelectronics N.V., Sharp Corp., Texas Instruments Inc. and Toshiba Corp.) are expected to further increase Flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras and compact flash cards. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density Flash memory devices at this time. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the smaller size flash memory products that we currently offer. We may not be able to sustain the market acceptance for our Flash memory products.

We rely on third-party subcontractors to sort, assemble, test and ship our products to customers.

          We outsource portions of our production planning, test functions and finish work for certain products, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines. This reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and currency risks. Such risks could lead to delays in product deliveries, lost sales and increased costs which could harm our customer relationships and result in lower profitability.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

          For the quarter ended July 31, 2003 international sales comprised 88% of our product sales. Additionally, for fiscal 2003 and 2002, international sales accounted for approximately 80% and 71% respectively, of our product sales. of fiscal 2004 was primarily attributable to our increased sales in Japan due to increased market demand while demand in the U.S. has weakened. We expect that international sales will continue to represent a significant portion of our product sales in the future. However, our international operations may be adversely affected by the following factors:

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

The revenue generated from our mixed signal products continues to be relatively small compared to our EEPROM and Flash revenue.

          Mixed signal products accounted for less than 2% of revenue for the quarter ended July 31, 2003 and 2.0% of revenue for the quarter ended July 31, 2002. The anticipated growth in mixed signal product line has been limited due to a small product offering, extended product design cycles, and a sales force that has limited experience selling these products. We continue to invest and devote development and marketing resources to mixed signal products with the expectation that our mixed signal products will be accepted by many of our current customers. Mixed signal markets are commonly characterized by groups of similar products with variations in certain functions such as voltage. Competition is stiff as we are initially offering a limited range of products while our more established competitors are offering a much broader array of mixed signal products.

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

          A relatively small number of customers have accounted for a significant portion of our net revenues in the past. For the quarter ended July 31, 2003, sales to ALR Company Limited, a reseller in China, represented 13% of our sales. For fiscal 2003, none of our customers represented more than 10% of our sales. In fiscal 2002, sales to Future Electronics, Inc., a worldwide distributor, represented 11% of our revenues.

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

We have been unable to fulfill all our customers’ orders according to the schedule originally requested due to the constraints in our wafer supply and processing time from die bank to finished goods.

          Due to the lead time constraints in our wafer supply and manufacturing processing, from time to time we have been unable to fulfill all our customers’ orders according to the schedule originally requested. Although we attempt to maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders would result in lower revenues and net income, excess inventories and increased inventory reserves.

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

          In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. For example, in 2001, we were served with a complaint alleging that we are infringing the intellectual property rights of Xicor. We entered into a settlement agreement with Xicor in June 2002 pursuant to which we received a license to manufacture the disputed products in exchange for certain royalty payments to Xicor. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. This was the case with Philips Export B.V. and U.S. Philips Corporation. See “Part II. Other Information, Item 1. Legal Proceedings.” Such claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award.

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

          Our Stockholder Rights Plan, which provides stockholders with certain rights to acquire shares of Common Stock in the event a third party acquires more than 15% of our stock, our Board’s ability to issue “blank check” Preferred Stock without stockholder approval and our staggered terms for our director, could have the effect of delaying or preventing a change in control of our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. government securities and cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration of the securities in which we invest and conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

          Foreign Currency Exchange Rate Risk. The majority of our sales, costs of manufacturing, research and development and marketing expenses are transacted in U.S. dollars. Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been material to us to date.

Item 4. Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. Our management, with the participation of the chief executive officer and our chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this quarterly report. They have concluded that as of such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms.

          (b) Changes in internal controls. During the quarter ended July 31, 2003, there was no change in our internal controls or in other factors that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

          In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology. We paid royalties under this license through 1993, at which point we believed that the license became fully paid-up and no further royalties owed. In May 2001, we received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was paid-up and that royalties had continued to accrue. We do not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, we may owe Philips an amount estimated to range from zero to $3.5 million in back royalty payments and an estimated amount ranging from zero to $1.6 million in interest payments.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

          On May 29, 2003, the Registrant filed a Current Report on Form 8-K announcing the financial results for the quarter ended April 30, 2003.

          On May 22, 2003, the Registrant filed a Current Report on Form 8-K announcing the date of the 2003 Annual Meeting and the date of the release of the financial results for the quarter ended April 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by he undersigned thereunto duly authorized.

Date: September 8, 2003	By:	/s/ Gelu Voicu

Gelu Voicu President and Chief Executive Officer

Date: September 8, 2003	By:	/s/ Thomas E. Gay III

Thomas E. Gay Vice President of Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002