Form 10-Q
period 2003-10-26
CATALYST SEMICONDUCTOR INC
filed 2003-11-26
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2003 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12(b)(2) of the Exchange Act). Yes ☐ No ☒

     The number of shares outstanding of the Registrant’s Common Stock as of November 21, 2003 was 16,545,420 exclusive of 3,044,100 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	April 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,060	$7,828
Short term investments	26,260	20,078
Accounts receivable, net	11,370	7,863
Inventories, net	6,234	8,423
Deferred tax assets	1,914	1,914
Other assets	792	1,146

Total current assets	50,630	47,252
Property and equipment, net	3,219	3,091
Other assets	280	245

Total assets	$54,129	$50,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,828	$3,674
Accounts payable—related parties	158	18
Accrued expenses	3,903	3,126
Deferred gross profit on shipments to distributors	2,098	1,417

Total current liabilities	9,987	8,235

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 19,589 issued and 16,545 outstanding at October 31, 2003 and 19,247 shares issued and 16,285 outstanding at April 30, 2003	20	19
Additional paid in capital	53,318	52,632
Treasury stock, 3,044 at October 31, 2003 and 2,970 at April 30, 2003	(8,555)	(8,340)
Accumulated deficit	(640)	(1,985)
Accumulated other comprehensive income (loss)	(1)	27

Total stockholders’ equity	44,142	42,353

Total liabilities and stockholders’ equity	$54,129	$50,588

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

Net revenues	$15,978	$12,047	$29,825	$24,504
Cost of revenues	10,987	7,074	19,687	14,093

Gross profit	4,991	4,973	10,138	10,411
Research and development	1,650	1,194	3,198	2,484
Selling, general and administrative	2,924	2,523	5,531	4,882

Income from operations	417	1,256	1,409	3,045
Interest income, net	84	88	174	154

Income before income taxes	501	1,344	1,583	3,199
Income tax provision	75	501	237	1,196

Net income	$426	$843	$1,346	$2,003

Net income per share:
Basic	$0.03	$0.05	$0.08	$0.12

Diluted	$0.02	$0.05	$0.07	$0.11

Weighted average common shares:
Basic	16,483	16,739	16,421	16,833

Diluted	19,407	18,342	19,081	18,650

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	October 31,	October 31,
	2003	2002

Cash flows from operating activities:
Net income	$1,346	$2,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	560	501
Benefit from sale of inventory previously reserved	(1,365)	(1,740)
Provision for excess and obsolete inventory	594	1,730
Changes in assets and liabilities:
Accounts receivable	(3,507)	1,202
Inventories	2,960	(136)
Other assets	319	234
Accounts payable (including related parties)	294	(982)
Accrued expenses	941	1,267
Deferred gross profit on shipments to distributors	681	(48)

Net cash provided by operating activities	2,823	4,031

Cash flows from investing activities:
Purchase of short-term investments	(6,210)	—
Acquisition of property and equipment	(688)	(852)

Net cash used in investing activities	(6,898)	(852)

Cash flows from financing activities:
Common stock issuances	522	195
Treasury stock purchases	(215)	(1,608)

Net cash provided by (used in) financing activities	307	(1,413)

Net increase (decrease) in cash and cash equivalents	(3,768)	1,766
Cash at beginning of the period	7,828	26,295

Cash at end of the period	$4,060	$28,061

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

     In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the April 30, 2003 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The consolidated statements include the accounts of the Company’s wholly owned subsidiaries, Nippon Catalyst KK (NCKK), a sales organization in Japan and Catalyst Semiconductor Romania SRL (CSR), a design center in Europe. All material intercompany balances have been eliminated. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003. The results of operations for the three month period ended October 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending April 30, 2004 or any other future period. Certain prior period balances have been reclassified to conform to the current period presentation.

     The Company’s business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices.

     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2004 will be comprised of 53 weeks with the extra week added to the third quarter making it consist of 14 weeks. For presentation purposes only, the financial statements and notes refer to April 30 as the Company’s year-end and July 31, October 31 and January 31 as the Company’s quarter-ends.

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

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Reported net income	$426	$843	$1,346	$2,003
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	19	—	47
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(673)	(619)	(1,421)	(1,360)

Pro forma net income (loss)	$(247)	$243	$(75)	$690

Pro forma net income per share:
Basic	$(0.01)	$0.01	$0.00	$0.04

Diluted	$(0.01)	$0.01	$0.00	$0.04

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     A reconciliation of the numerators and denominators of the basic and diluted income per share is presented in the following table (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

Reported net income	$426	$843	$1,346	$2,003

Shares calculation:
Weighted average shares outstanding—basic	16,483	16,739	16,421	16,833
Effect of dilutive securities:
Stock options	2,924	1,603	2,660	1,817

Weighted average shares outstanding—diluted	19,407	18,342	19,081	18,650

Reported net income per share:
Basic	$0.03	$0.05	$0.08	$0.12

Diluted	$0.02	$0.05	$0.07	$0.11

     Options to purchase 713,000 shares of common stock at a weighted average exercise price of $6.90 during the quarter ended October 31, 2003 and options to purchase 1,245,000 shares of common stock at a weighted average exercise price of $6.22 during the quarter ended October 31, 2002 were not included in the computation of diluted income per share because the inclusion of such options would have been antidilutive.

     Options to purchase 933,000 shares of common stock at a weighted average exercise price of $6.44 during the six months ended October 31, 2003 and options to purchase 1,245,000 shares of common stock at a weighted average exercise price of $6.21 during the six months ended October 31, 2002 were not included in the computation of diluted income per share because the inclusion of such options would have been antidilutive.

Note 3 – Other comprehensive Income:

     The components of other comprehensive income are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

Reported net income	$426	$843	$1,346	$2,003
Other comprehensive income:
Unrealized losses on available-for-sale investments	(21)	—	(28)	—

Total other comprehensive income	$405	$843	$1,318	$2,003

     Accumulated other comprehensive income or expense, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and loss on the available-for-sale investments.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Balance Sheet Components (in thousands):

	October 31, 2003

		Gross
		Unrealized
		Gains or	Estimated
	Cost	(Losses)	FMV

Short-term investments:
U.S. government debt securities with maturities less than one year	$22,859	$8	$22,867
U.S. government debt securities with maturities over one year	3,402	(9)	3,393

Total short-term investments	$26,261	$(1)	$26,260

	April 30, 2003

		Gross
		Unrealized	Estimated
	Cost	Gains	FMV

Short-term investments:
U.S. government debt securities with maturities less than one year	$17,442	$23	$17,465
U.S. government debt securities with maturities over one year	2,609	4	2,613

Total short-term investments	$20,051	$27	$20,078

     The financial instruments in short term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the balance sheet.

	October 31,	April 30,
	2003	2003

Accounts receivable:
Accounts receivable	$11,585	$8,088
Less: Allowance for doubtful accounts	(215)	(225)

	$11,370	$7,863

Inventories:
Work-in-process	$4,470	$6,487
Finished goods	1,764	1,936

	$6,234	$8,423

Property and equipment:
Engineering and test equipment	$7,154	$6,552
Computer hardware and software	1,799	1,715
Furniture and office equipment	1,358	1,348

	10,311	9,615
Less: accumulated depreciation and amortization	(7,092)	(6,524)

	$3,219	$3,091

Accrued expenses:
Accrued royalty expense	$1,000	$0
Accrued employee compensation	894	1,424
Accrued income taxes	563	326
Other	1,446	1,376

	$3,903	$3,126

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Income Taxes

     The provision for income taxes was $75,000, or 15% of income before taxes, for the quarter ended October 31, 2003 compared to $501,000, or a 37% of income before taxes, for the quarter ended October 31, 2002. The provision for income taxes was $237,000, or 15% of income before taxes, for the six months ended October 31, 2003 compared to $1,196,000, or a 37% of income before taxes, for the six months ended October 31, 2002. In the quarter ended April 30, 2003, the income tax rate for the 2003 fiscal year was revised to 15%. The provision for income taxes for both the quarter and six months ended October 31, 2003 differed from the statutory rate primarily due to deductions related to net operating losses carried forward and research and development tax credits.

Note 6 – 1998 Special Equity Incentive Plan:

     In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of common stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan when the market price was $0.125 per share and subsequently approved by the Company’s shareholders when the market price was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense was recognized over the four year vesting period of the options, $19,000 and $47,000 of which was recognized during the quarter ended and six months ended October 31, 2002, respectively. No compensation expense was recognized during the quarter ended and six months ended October 31, 2003. All compensation expense was recognized by the quarter ended January 31, 2003.

Note 7 – Segment Reporting

     The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

     Revenues by product group were as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

EEPROM	$14,286	$10,340	$26,438	$20,793
Flash	1,450	1,602	2,889	3,360
Mixed Signal	242	105	498	351

Total sales	$15,978	$12,047	$29,825	$24,504

     Revenues by destination were as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

Japan	$2,391	$2,275	$5,573	$4,451
Hong Kong/China	2,632	1,542	5,343	3,024
Taiwan	2,696	702	4,181	1,688
Europe	1,874	1,814	3,466	3,744
United States	1,720	2,278	3,407	5,190
Korea	1,585	985	2,757	2,124
Other Far East	1,855	1,749	3,362	2,873
Other Americas	1,225	702	1,736	1,410

Total sales	$15,978	$12,047	$29,825	$24,504

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies

   Purchase Commitments

     The Company had approximately $3.3 million of outstanding manufacturing purchase orders with its foundries at October 31, 2003.

   Contingencies

     On April 17, 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile and mixed signal semiconductor markets, served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that some of the Company’s recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, the Company entered into a settlement agreement with Xicor according to which Catalyst has received a license to manufacture the disputed products in exchange for certain royalty payments based upon sales of those products after July 22, 2002. The complaint was dismissed on July 22, 2002. Through October 31, 2003, the royalties paid under this agreement have not been material.

     In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology. Catalyst paid royalties under this license through 1993, at which point the Company believed that the license became fully paid and no further royalties were owed. In May 2001, the Company received a written communication from Philips claiming that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was fully paid and that royalties had continued to accrue. The Company does not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, Catalyst may owe Philips an amount estimated to range from zero to $3.5 million in back royalty payments and an estimated amount ranging from zero to $1.7 million in interest payments. Moreover, irrespective of the merits of the parties’ positions, the costs and business inconvenience likely to result from the protracted litigation of this dispute are, in themselves, substantial. Accordingly, the Company has established a reserve of $1.0 million against this claim and will accrue a royalty obligation on future revenues of the subject products to the reserve at the rate provided for in the original license agreement through its expiration in August 2004.

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

     It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Catalyst’ obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Catalyst under these agreements have not had a material effect on its business, financial condition, cash flows or results of operations. Catalyst believes that if it were to

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

   Product Warranties

     Catalyst estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Catalyst’ sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of goods sold. The warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $10,000 during the six months ended October 31, 2003.

Note 9 – Related Party Transactions:

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-Fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company (Elex) that owned 4,178,700 shares, or 25%, of the outstanding shares of the Company as of November 21, 2003. Elex initially became a related party in 1998. Mr. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company’s Board of Directors. The wafers provided by Xfab includes most of the Company’s mixed signal products and supplements some of the same EEPROM designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design under development, the Company has prepaid a purchase order which calls for a mask set and delivery of a prototype wafer lot at a future time to be determined by future events. During the six months ending October 31, 2003, the Company purchased $1.3 million of wafers from Xfab. As of October 31, 2003, the total amount owed Xfab was $158,000.

     The Company had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The number of full-time engineers from Lxi the Company used was dependant upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on the Company’s behalf. These services related to key development projects of Catalyst including development, design, layout and test program development services. In January 2003, the Company established a wholly owned subsidiary in Romania which replaced the services of Lxi as of February 1, 2003. Mr. Radu Vanco, the Company’s former CEO, owned 91% of Lxi at the time of his departure in 2002; Mr. Gelu Voicu and Mr. Thomas Gay owned approximately 3% and 1%, respectively, of Lxi until their shares were sold to Lxi in February 2003 at net book value. Mr. Gay had previously served as the Treasurer of Lxi prior to his joining the Company. Mr. Gay resigned that position immediately prior to joining the Company. Mr. Gay resigned as a director of Lxi in January 2003.

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Recent Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company’s adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company’s adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results”. These forward-looking statements include, but are not limited to: the statements relating to future increases in our manufacturing costs, decreases in unit shipments and further downward pricing trends in the second paragraph of “Overview;” the statements relating to the overestimation of future selling prices under “Inventory Reserves;” the statements relating to the higher returns of product if market conditions weaken and the effect on sales if we receive an increased rate of product returns in the second paragraph under “Revenue Recognition;” the statements relating to the benefits of future releases of the valuation allowance and where such releases will be credited in the second paragraph under “Income Tax Valuation Allowances;” and the statements relating to the risks associated with seeking additional financing in the last paragraph of “Liquidity and Capital Resources” among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Certain Risks That may Affect Our Future Results.”

Overview

     Catalyst Semiconductor, Inc. was incorporated on October 8, 1985 and designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies.

     Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. Revenues, gross profits, average selling prices and net income were declining during the second and third quarters of fiscal 2003 due to renewed competitive pressures in the markets for our products. Beginning in the third quarter of fiscal 2003, revenue increased quarter over quarter on a steady trend. During the same period, gross margin and gross profit were variable due to competitive price pressures and were negatively impacted by a royalty expense to Philips Export B.V. and U.S. Philips Corporation (Philips) for the quarter ended October 31, 2003. We could experience future increases in our manufacturing costs, decreases in our unit shipments and further downward trends in our product pricing, all of which are factors that could adversely affect our operating results.

Results of Operations

     Revenues. The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars. Revenues by product group were as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

EEPROM	$14,286	$10,340	$26,438	$20,793
Flash	1,450	1,602	2,889	3,360
Mixed Signal	242	105	498	351

Total sales	$15,978	$12,047	$29,825	$24,504

          Total revenues consist of net product sales. A substantial portion of our net product sales are made through independent distributors. Revenues from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized once the risk of loss and passage of title has transferred to the customer. When distributors have rights to return products or price protection rights, we defer recognition of revenues until the distributor sells the product to the end customer. Total revenues increased $2.2 million, or 16%, to $16.0 million for the quarter ended October 31, 2003 compared to $13.8 million for the quarter ended July 31, 2003. The increase was primarily attributable to increased unit volumes of 21% from the quarter ended July 31, 2003, the majority of the increase attributed to the EEPROM product group. Total revenues increased by $4.0 million, or 33%, to $16.0 million for the quarter ended October 31, 2003 from $12.0 million for the quarter ended October 31, 2002. The increase was primarily attributable to a 102% increase in unit volume at lower average selling prices with a decrease in average cost per unit. For the quarter ended October 31, 2003, EEPROM revenues increased 38% and mixed signal revenues increased 130% while flash memory revenues declined by 9% compared to the quarter ended October 31, 2002.

          Total revenues increased $5.3 million, or 22%, to $29.8 million for the six months ended October 31, 2003 from $24.5 million for the six months ended October 31, 2002. The primary reason for the increase was an 86% increase in unit volume at lower average selling prices with a marked improvement in average cost per unit. Revenues from our EEPROM devices increased $5.6 million, or 27%, to $26.4 million, or 89% of revenues, for the six months ended October 31, 2003 compared to $20.8 million, or 85% of revenues, in the six months ended October 31, 2002. The net increase was primarily attributable to higher volumes shipped into Asia at lower average selling prices. Revenues from our flash memory devices decreased $471,000, or 14%, to $2.9 million, or 10% of revenues, in the six months ended October 31, 2003 compared to $3.4 million, or 14% of revenues, in the six months ended October 31, 2002. The primary reason for the decrease in flash memory revenues was due to lower unit volumes. Revenues from our mixed signal products increased $147,000, or 42%, to $498,000, or 2% of revenues, for the six months ended October 31, 2003, compared to $351,000, or 1% of revenues, in the six months ended October 31, 2002. The primary reason for the increase in mixed signal revenues was higher unit volumes due to an expanding product line. International sales contributed 89% of net revenues in the six months ended October 31, 2003 as compared to 79% in the six months ended October 31, 2002. The increase in the percentage of international revenues during the first six months of fiscal 2004 was primarily attributable to our increased sales in all Asian markets due to increased market demand while demand in the U.S. has weakened. All sales of our products are in U.S. dollars, minimizing the effects of currency fluctuations.

          Gross Profit. Gross profit for the quarter ended October 31, 2003 was $5.0 million, or a gross margin of 31%, compared to gross profit of $5.1 million, or a gross margin of 37%, for the quarter ended July 31, 2003. In the quarter ended October 31, 2003, we recorded a royalty expense of $1.0 million to Philips. Unit volume increased 21% and product unit cost decreased during the quarter ended October 31, 2003. Earlier in the year, inventory pricing was renegotiated with several strategic suppliers. By the end of October 31, 2003, the inventory valued at the old pricing was sold. This improvement in pricing was offset by lower average selling prices due to competition in our Asian markets. Gross profit for the quarter ended October 31, 2003 was $5.0 million, or a gross margin of 31%, compared to gross profit of $5.0 million, or a gross margin of 41%, for the quarter ended October 31, 2002. The decrease in gross margin was primarily attributed to the royalty expense of $1.0 million to Philips and lower average selling prices for the quarter ended October 31, 2003. These declines where offset by an 86% increase in unit volume and significant improvement in product cost per unit. Gross profit decreased $0.3 million, or 3%, to $10.1 million, or a gross margin of 34%, for the six months ended October 31, 2003 compared to a gross profit of $10.4 million, or a gross margin of 42%, for the six months ended October 31, 2002. The decrease in gross profit was primarily attributable to the royalty expense of $1.0 million to Philips and lower average selling prices for the six months ended October 31, 2003. These declines where offset by an 86% increase in unit volume and significant improvement in product cost per unit. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time following the balance sheet date, generally within the ensuing 12 months. In the six months ended October 31, 2003, inventory reserves decreased $1.4 million as previously reserved inventory continued to be sold to customers while $594,000 of inventory reserves were needed for finished goods inventory that we expect to hold for more than 12 months. The expense of increasing inventory reserves is included in cost of revenues which decreases the gross profit for the period. Once the inventory reserve is established, it can only be released when the inventory is sold or physically scrapped. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. These expenses in foreign currencies are not material to us.

          Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, contract engineering services and the cost of wafers used to evaluate new products and new versions of current products. R&D expenses increased $102,000, or 7%, to $1.7 million, or 10% of revenues, for the quarter ended October 31, 2003 from $1.5 million, or 11% of revenues, in the quarter ended July 31, 2003. The increase was primarily attributable to higher personnel related expenses and support costs related to increasing R&D headcount. This increase was offset by lower costs related to patent activity and a decrease in services provided by outside engineering design sources. R&D expenses increased $456,000, or 38%, to $1.7 million, or 10% of revenues, for the quarter ended October 31, 2003 from $1.2 million, or 10% of revenues, in the quarter ended October 31, 2002. The increase was primarily attributable to higher personnel related expenses and support costs related to increasing R&D headcount and an increase in depreciation expense related to purchases of additional equipment. R&D expenses increased $0.7 million, or 29%, to $3.2 million, or 11% of revenues, for the six months ended October 31, 2003 compared to $2.5 million, or 10% of revenues, for the six months ended October 31, 2002. The increase was primarily attributable to higher personnel related expenses, support costs and depreciation expense. As of October 31, 2003, we employed 65 people in research and development activities, compared to 25 employees plus 12 under the arrangement with Lxi Corporation as of October 31, 2002.

          Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer (D&O) insurance. SG&A expenses increased $317,000, or 12%, to $2.9 million, or 18% of revenues, for the quarter ended October 31, 2003 compared to $2.6 million, or 19% of revenues, for the quarter ended July 31, 2003. The increase was primarily attributable to an increase in personnel related expenses and travel costs as a result of expanding the sales and marketing group and increasing our domestic and international sales presence. In addition, commission expense increased on higher revenue and we paid a one-time application fee of $100,000 for our NASDAQ National Market listing. SG&A expenses increased $401,000, or 16%, to $2.9 million, or 18% of revenues, for the quarter ended October 31, 2003 from $2.5 million, or 21% of revenues, for the quarter ended October 31, 2002. This increase on a dollar basis was primarily attributable to an increase in personnel related expenses reflecting an increase in headcount, additional commission expense on higher revenue and the one-time NASDAQ application fee. These increases were offset by lower legal expenses related personnel matters and lower outside consulting services related to financial matters. SG&A expenses increased $649,000, or 13%, to $5.5 million, or 19% of revenue, for the six months ended October 31, 2003 compared to $4.9 million, or 20% of revenues, for the six months ended October 31, 2002. The increase was primarily attributable to higher personnel related expenses, additional commission and freight expense on higher revenue, higher insurance premiums, and the one-time NASDAQ application fee. These increases were offset by lower legal expense and lower outside consulting expenses.

          Net Interest Income and Expense. We earned net interest income of $84,000, or 1% of revenues, for the quarter ended October 31, 2003 from $90,000, less than 1% of revenues, in the quarter ended July 31, 2003. Net interest income decreased $4,000 to $84,000, or 1% of revenues, for the quarter ended October 31, 2003 compared to net interest income of $88,000, or 1% of revenues, in the quarter ended October 31, 2002. Net interest income increased $20,000, or 13%, to $174,000, or 1% of revenues, for the six months ended October 31, 2003 compared to $154,000, or 1% of revenues, for the six months ended October 31, 2002.

          Income Tax Provision. The provision for income taxes was $75,000, or 15% of income before taxes, for the quarter ended October 31, 2003 compared to $501,000, or a 37% of income before taxes, for the quarter ended October 31, 2002. The provision for income taxes was $237,000, or 15% of income before taxes, for the six months ended October 31, 2003 compared to $1,196,000, or a 37% of income before taxes, for the six months ended October 31, 2002. In the quarter ended April 30, 2003, the income tax rate for the 2003 fiscal year was revised to 15%. The provision for income taxes for both the quarter and six months ended October 31, 2003 differed from the statutory rate primarily due to deductions related to net operating losses carried forward and research and development tax credits.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate our estimates, including those related to product shipments, sales returns, bad debts, inventories, income taxes, contingencies and litigation. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Specifically, we believe that the following accounting policies and estimates are most important to the portrayal of our financial condition and results and require management’s most difficult judgments:

          Inventory Reserves.

     We reserve inventory in excess of estimated future demand, generally within the ensuing 12 months. If actual market conditions are less favorable than those projected by management, additional inventory write-downs are also required. Inventory reserves are taken when products in finished goods have been held for more than 12 months. We use the product’s manufacturing date code as the beginning point for the measurement of the 12 months. Additionally, inventory reserves are also taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the cost of the inventory, plus the estimated cost to sell any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory plus estimated costs to sell exceeds the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the even lower estimated sales price. Once established, inventory reserves are not released until the associated inventory has been sold or physically scrapped.

          Revenue Recognition.

     For products sold directly to end-users, original equipment manufacturers, or to resellers that do not receive price concessions and do not have rights of return, we recognize revenues once the risk of loss and passage of title has transferred to the customer.

     On our sales to end-users, reserves for sales returns and allowances are estimated based primarily upon historical experience and provided at the time of shipment. If market conditions were to weaken, we may face higher volumes of product returns possibly resulting in an incremental reduction of revenue at the time products are returned. If we were to experience an increased rate of product returns, our sales would be further reduced by the increased reserves taken to cover the increased amount of our products expected to be returned.

     For sales to distributors with agreements allowing for price concessions and product returns, we recognize revenues at the time the distributor sells the product to its end customer. Revenues are not recognized upon shipment since, due to various forms of price concessions; the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount, for a given period of time. Revenues are recognized when a distributor sells the product to an end-user, at which time the sales price becomes fixed.

     At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, we relieve inventory for the carrying value of the goods shipped since legal title and risk of loss has passed to the distributor and we record the gross margin in “deferred gross profit on shipments to distributors,” a component of current liabilities on our balance sheet. Deferred margin represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods could be less than the deferred margin as a result of price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past. However, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.

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

          Income Tax Valuation Allowances.

     In years prior to fiscal 2003, we recorded substantial valuation allowances to reduce our deferred tax assets to the amount that was more likely to be realized. As of April 30, 2003, we estimated that amount based on the experience during the year then ended and considered estimated future taxable income in assessing the need for the valuation allowance. We determined that the amount of deferred tax assets that we would be able to realize aggregated $1.9 million and the valuation allowance was reduced accordingly which increased income and shareholders’ equity for the fourth quarter and fiscal 2003.

     We had a valuation allowance of $8.6 million as of October 31, 2003, which may be released as we revise our estimate of the likelihood of portions of that amount being realized. The release of up to $4.6 million of that allowance would also benefit our net income and stockholders’ equity if and when it is released. The remaining $4.0 million of valuation allowance would be credited to additional paid-in-capital if and when it is released.

Liquidity and Capital Resources

     Total cash decreased $3.7 million to $4.1 million as of October 31, 2003 from $7.8 million as of April 30, 2003. Net cash provided by operations was $2.8 million for the six months ended October 31, 2003, which was due primarily to net income of $1.3 million, adjusted for depreciation and amortization of $560,000. In the six months ended October 31, 2003, net inventory reserves decreased $771,000 as previously reserved inventory continued to be sold to customers while lower inventory reserves were needed for finished goods inventory that was held for more than 12 months. Gross inventories decreased $3.0 million due to lower pricing on certain inventory purchases and a decrease in the number of units. Deferred distributor profits increased $681,000 due to higher unit volumes in the six months ended October 31, 2003. Such improvements were partially offset by a $3.5 million increase in accounts receivable caused by a 28% higher sales volume and longer payment terms as some customers have transitioned from letters of credit or prepayment to open accounts. We also recorded a royalty expense of $1.0 million to Philips in the six months ended October 31, 2003.

     Net cash provided by operations was $4.0 million for the six months ended October 31, 2002, which was due primarily to net income of $2.0 million, adjusted for depreciation and amortization of $501,000, a decrease in gross accounts receivable of $1.2 million related to increased collections activity, increases in accrued expenses of $1.3 million due to income tax provisions and an increase in other assets of $234,000. Such increases were partially offset by an increase in gross inventories of $136,000 and a decrease in accounts payable of $982,000 due to a decrease in purchase volume activity.

     Our investing activities used $6.9 million during the six months ended October 31, 2003 which was related primarily to the purchase of short term investments for $6.2 million and the acquisition of equipment for our manufacturing and R&D operations of $688,000. Our investing activities used $852,000 during the six months ended October 31, 2002 which was related primarily to the acquisition of equipment for our manufacturing operations and purchases of software to support our development activities.

     Financing activities provided $307,000 during the six months ended October 31, 2003 consisted of $522,000 in proceeds from the sale of common stock through the exercise of stock options less the use of $215,000 for the repurchase of an aggregate of 74,000 shares, an average price per share of $2.91, of our common stock on the open market. Financing activities used $1.4 million during the six months ended October 31, 2002, consisting primarily of $1.6 million utilized for the repurchase of an aggregate of 622,900 shares of our common stock for an average price per share of $2.58 on the open market. Net cash provided by the sale of common stock through the exercise of stock options totaled $195,000 during the six months ended October 31, 2002.

     In September 2001, the Board of Directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock and in February 2003 increased the authorized limit to a total of 2 million shares. The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans by taking advantage of opportunities to purchase our common stock while the price is relatively low. We have no immediate plans to reissue the repurchased shares and intend to hold such shares in treasury until suitable opportunities arise. During the six months ended October 31, 2003, we repurchased an aggregate of 74,000 shares at a total cost of $215,000, an average price per share of $2.91. During the six months ended October 31, 2002, we repurchased an aggregate of 622,900 shares at a total cost of $1.6 million.

     As of October 31, 2003, we were indebted to various creditors in the amount of approximately $4.0 million. This amount was comprised of approximately $3.3 million for wafers and inventory processing and approximately $0.7 million for other goods and services.

     We do not have any material contractual obligations or commercial commitments to make any future payments other than with respect to the wafer purchase commitments to foundries and a facilities lease for our principal business office in Sunnyvale which will expire in 2006. The lease agreement allows us to exercise an option to extend the term by an additional five years. Our outstanding purchase commitments with our foundries were approximately $3.3 million at October 31, 2003. Further, we do not engage in any off-balance sheet financing arrangements or transactions other than the standard building leases. The following table shows the aggregate future minimum lease payments, by fiscal year, as of October 31, 2003, that we were obligated to pay under the terms of the non-cancelable operating leases we have for our various facilities, principally our headquarters building in Sunnyvale, California (in thousands):

Years ending	Operating
April 30,	Leases

2004	$314
2005	560
2006	454
2007	56

$1,384

     In light of the current economic and competitive climate, we continue to monitor our liquid resources. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. Additionally, the financial instruments in our short term investments account are highly liquid and can be converted to cash and cash equivalents immediately and, as such, are classified as current assets in the balance sheet. In our competitive industry, we must constantly consider the need to make significant expenditures in connection with our research and development efforts and the marketing of new products. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any acquisition of other businesses or technology. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do decide to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in incremental dilution to our existing investors.

Effects of Transactions with Related Parties

     During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated at X-Fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company (Elex) that owned 4,178,700 shares, or 25%, of the outstanding shares of the Company as of November 21, 2003. Elex initially became a related party in 1998. Mr. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of our Board of Directors. The wafers provided by Xfab includes most of our mixed signal products and supplements some of the same EEPROM designs fabricated at Oki Semiconductor in Japan, our principal wafer fab. We believe that the cost of such wafers is no greater than comparable materials available from alternative foundry services. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design under development, we have prepaid a purchase order which calls for a mask set and delivery of a prototype wafer lot at a future time to be determined by future events. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the six months ended October 31, 2003, our purchases from Xfab totaled $1.3 million. As of October 31, 2003, the total amount owed Xfab was $158,000.

     We had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), Lxi’s wholly owned subsidiary in Romania. The number of full-time engineers we used was dependent upon the scope and number of research and development projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on our behalf. These services related to our key development projects including development, design, layout and test program development services. We believe that we received these engineering services from Lxi on terms and at rates that were at least as favorable, if not more favorable, than we could obtain from unaffiliated third parties. Two of our officers, Mr. Gelu Voicu and Mr. Thomas Gay, owned approximately 3% and 1%, respectively, of Lxi until February 2003. Mr. Gay, who had served as a director of Lxi, resigned from that position in January 2003. Mr. Voicu and Mr. Gay received no payments from Lxi during fiscal 2004, 2003 and 2002 other than $40,000 and $12,000, respectively, from the repurchase of their shares at net book value by Lxi in February 2003. Additionally, we believe that our former CEO, Mr. Radu Vanco, continues to own a majority of the outstanding shares of Lxi. In January 2003, we formed a wholly owned subsidiary in Romania, Catalyst Semiconductor Romania SRL (CSR), to

perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi in January 2003. As of October 31, 2003, there was no amount owed to Lxi.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Our adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Our adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

Certain Risks that May Affect Our Future Results

          We desire to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the “Reform Act”) that provides a “safe harbor” for forward-looking statements made by or on our behalf. We hereby caution stockholders, prospective investors in Catalyst and other readers that the following important factors, among others, in some cases have affected and in the future could affect, our stock price or cause our actual results for the quarter ending January 31, 2004 or the fiscal year ending April 30, 2004 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

Our quarterly operating results may fluctuate due to many factors and are difficult to forecast.

     Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for our products;

•	volatility in supply and demand affecting semiconductor market prices generally such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in fiscal 2002;

•	the need to establish additional inventory reserves if our expectations for sales of our inventory fall below the quantities that we have on hand, or the expected selling prices falling below the amounts paid to produce and sell certain parts;

•	the timing of new product introductions and significant orders of our products;

•	increased expenses associated with new product introductions, process changes and/or expanding our sales channels;

•	changes in our product mix;

•	increases in wafer prices due to increased market demand and other factors;

•	increases in prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	gains or losses of significant customers;

•	foreign currency fluctuations;

•	fluctuations in manufacturing yields;

•	charges to bad debt expense caused by accounts receivable that become unlikely to be collected in a reasonable amount of time, if ever; and

•	general economic conditions.

We anticipate that a significant portion of our revenues may be derived from a limited number of large orders and we expect that the timing of receipt and fulfillment of these orders may cause fluctuations which could be material to our operating results, particularly on a quarterly basis.

     Our quarterly revenues and operating results are difficult to forecast. We base our expense levels, in significant part, on our expectations as to future revenues and our expenses are therefore relatively fixed in the short term. If our revenues fall below our forecasts, as occurred before and during fiscal 2002, net income is likely to be disproportionately adversely affected because our costs are relatively fixed in the short term.

The semiconductor industry is highly cyclical in nature.

     We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar years 1997, 1998 and 2001. We currently face, and in the future may experience, diminished product demand, accelerated erosion of average selling prices and gross margins and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

     For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998, fiscal 1999 and the first half of fiscal 2000 and incurred substantial losses in fiscal 1998. During late fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins through the quarter ended October 31, 2000. During the second half of fiscal 2001 and the first half of fiscal 2002, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Since the quarter ended October 2001, we have seen increased quarterly revenues but the rate of revenue growth that we experienced may not be sustained and could be reversed. Thus we are concerned about the ability of continued price and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our fiscal 1998 and 1999 operating results.

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

The revenues generated from our mixed signal products continues to be relatively small compared to our EEPROM and flash revenue.

     Mixed signal products accounted for 2% of net revenues for the six months ended October 31, 2003 and 1% of net revenues for the six months ended October 31, 2002. The anticipated growth in mixed signal product line has been limited due to a small product offering, extended product design cycles, and a sales force that has limited experience selling these products. We continue to invest in and devote development and marketing resources to mixed signal products with the expectation that our mixed signal products will be accepted by many of our current customers. Mixed signal markets are commonly characterized by groups of similar products with variations in certain functions such as voltage conversion and regulation. Typical applications are white LED drivers for LCD modules, microprocessor supervision for cellular phones and voltage references for power supplies. Competition is stiff as we are initially offering a limited range of products while our more established competitors are offering a much broader array of mixed signal products.

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

     We compete with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, sales, marketing, production, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as Serial and Parallel EEPROM devices, compete on the basis of product performance, price and customer service. We believe that we currently compete successfully with respect to each of these factors; however, price competition is significant and expected to continue. Principal competitors with respect to our EEPROM products currently include Atmel Corporation, STMicroelectronics N.V., Microchip Technology Inc. and Information Storage Devices Inc., all of which have substantially greater resources than we do.

If our products fail to keep pace with the rapid technological changes in the semiconductor industry, we could lose customers and revenue.

     Our product markets are characterized by rapidly changing technology and product obsolescence. A key factor to our business success is the timely introduction of new products at competitive price and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to achieve higher product densities and thereby reduce product costs. For example, most of our products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.6 micron Flash memory process. Although we have recently introduced a 0.5 micron CMOS process for one of our EEPROM products, the time and expense of converting additional products to this process will consume a significant portion of our resources which may be counterproductive to the cost reduction benefits of the 0.5 micron CMOS process. We may not be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, our products may not achieve market acceptance. Our failure to complete and introduce new products at competitive price/performance levels could materially and adversely affect our business, financial condition and operating results. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production of new products, successful completion of technology transitions with acceptable yields and reliability, or the lack of commercial acceptance of new products we introduce to the market.

We depend on a small number of suppliers for the supply of wafers.

     We do not manufacture the semiconductor wafers used for our products. In 1985, we began a relationship with Oki in Japan. Since 1987, Oki has supplied wafers to us and was our principal foundry source until the end of fiscal 2000. At that time, an additional foundry, Xfab, began to provide a limited number of products to us and currently the volumes provided by Xfab are considerably less than Oki provides. We do not presently have a wafer supply agreement with Oki or Xfab and instead purchase wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

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

     To address our wafer supply concerns, we plan to continue expanding our primary foundry capability at Oki by qualifying our products in multiple fabrication plants owned by Oki, and to expand our secondary foundry capability with Xfab at its facility in Lubbock, Texas. The utilization of Xfab as a second foundry source and our continued efforts to qualify certain large volume products with Xfab has enabled us to somewhat reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, our efforts to utilize multiple fabrication plants owned by Oki have reduced the risks associated with the sourcing and quantity of our wafer supply; however, Oki may be unable or unwilling to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

•	the loss of Oki or Xfab as a supplier;

•	our inability to obtain additional capacity at Oki or Xfab;

•	our inability to qualify Oki or Xfab for additional products;

•	our ability to locate and qualify other wafer manufacturers for desired foundry capacity; or

•	any other circumstances causing a significant interruption in our supply of semiconductor wafers.

A relatively small number of customers have accounted for a substantial portion of our net revenues in the past and the loss of one or more of our current customers, additional volume pricing arrangements or an early termination or delay in shipments can affect our results adversely.

     A relatively small number of customers have accounted for a substantial portion of our net revenues in the past. For the six months ended October 31, 2003, sales to ALR Company Limited, a reseller in China, represented 11% of our net revenues. For fiscal 2003, none of our customers represented more than 10% of net revenues. In fiscal 2002, sales to Future Electronics, Inc., a worldwide distributor, represented 11% of our net revenues.

     In addition, we have experienced and may continue to experience lower margins on sales to major customers as a result of volume pricing arrangements. We also do not typically enter into long-term contracts with our customers and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contact, the contract is generally terminable at the convenience of the customer and it may be difficult to replace that source of revenues in the short-term upon cancellation.

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

     We have previously experienced periodic oversupplies or shortages of wafer fabrication capacity due to the cyclical nature of the semiconductor industry. Since we must order products and build inventory substantially in advance of product shipments, we risk forecasting incorrectly and producing excess or insufficient inventories of particular products. Part of our business strategy calls for a substantial inventory of sorted wafers and die bank to limit our investment in finished goods but increase our ability to have die ready to assemble and test on short notice for customers that order products for delivery within a limited amount of time. Demand for our products is volatile and customers often place orders with short lead times. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. Our inventory may not be reduced by the fulfillment of customer orders and in the future we may produce excess quantities of our products. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of goods sold that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

     In addition, in fiscal 1998 and to some extent during fiscal 2001 and fiscal 2002, our ability to forecast future demand and selling prices diminished due to the increased uncertainty of the semiconductor market. It is our policy to fully reserve all inventories that we do not expect to be sold in a reasonable period of time, generally within the ensuing 12 months from the balance sheet date. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have provided additional reserves for excess quantities and obsolescence for certain products, primarily our flash and EEPROM products. In fiscal 1998, the rapid erosion of selling prices also left us with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in reductions of the carrying value of the inventory to the lower of cost or market value. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

     For the six months ended October 31, 2003 international sales comprised 89% of our net revenues. Additionally, for fiscal 2003 and 2002, international sales accounted for approximately 80% and 71% respectively, of our net revenues. The increase in percentage of international revenues during the six months ended October 31, 2003 was primarily attributable to our increased sales in all Asian markets due to increased market demand while demand in the U.S. has weakened. We expect that international sales will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

•	greater fluctuations in demand for our products due to the increased sensitivity to pricing changes in certain markets, particularly Asia;

•	fluctuations in exchange rates;

•	longer payment cycles;

•	imposition of government controls;

•	political and financial instability;

•	trade restrictions;

•	changes in regulatory requirements; and

•	difficulties in staffing international operations.

Currently, all our sales are invoiced and paid in U.S. dollars, reducing our direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services and certain contract personnel costs and incidental manufacturing supply purchases in Thailand, over 98% of our manufacturing costs are in U.S. dollars, minimizing any direct currency fluctuation risk. Our business however, is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

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

     In January 2003, we formed a wholly owned subsidiary in Romania to perform the engineering design services previously provided to us by Lxi. We have no prior experience in establishing or operating engineering services outside of our headquarters in Sunnyvale, California. Our expansion of engineering design operations to remotely situated offices presents a number of substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

•	difficulties in staffing and managing foreign operations, in particular attracting and retaining personnel qualified to provide high quality engineering design services;

•	difficulties in coordinating our engineering operations in Romania with those in California;

•	diversion of management attention;

•	difficulties in maintaining uniform standards, controls, procedures and policies with our Romanian subsidiary, including product development management and financial consolidation;

•	political and economic instability, which may have an adverse impact on foreign exchange rates of the Romanian currency relative to the U.S. dollar and could impair our ability to conduct our business in Romania; and

•	inadequacy of the local infrastructure to support our needs.

We may not be able to sustain market acceptance for our flash memory products.

     A considerable amount of our net revenues have been and continue to be derived from sales of flash memory products. Flash memory products represented 10% of our revenues during the six months ended October 31, 2003 and represented 12% and 16% of our revenues, respectively, in each of fiscal 2003 and 2002. The market for flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices Inc., Atmel Corporation, Fujitsu Ltd., Hitachi Ltd., Micron Technology Inc., Mitsubishi Electric Corp., STMicroelectronics N.V., Sharp Corp., Texas Instruments Inc. and Toshiba Corp.) are expected to further increase flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras and compact flash cards. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density flash memory devices at this time. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the smaller size flash memory products that we currently offer. Due to these and other factors, we may not be able to sustain the market acceptance for our flash memory products.

We rely on third-party subcontractors to sort, assemble, test and ship our products to customers.

     We outsource portions of our production planning, assembly, test and finish work for certain products, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines. This reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and currency risks. Such risks could lead to delays in product deliveries, lost sales and increased costs which could harm our customer relationships and result in lower profitability. Because we utilize the services of a group of assembly and test providers, this makes our operation highly complex, requiring a high degree of diligence in managing the costs of production and overall logistics of our manufacturing operations. Thus, this has resulted in low cost and high efficiency operation but requires increased management supervision.

We have been unable to fulfill all our customers’ orders according to the schedule originally requested due to the constraints in our wafer supply and processing time from die bank to finished goods.

     Due to the lead time constraints in our wafer supply and manufacturing processing, from time to time we have been unable to fulfill all our customers’ orders according to the schedule originally requested. Although we attempt to anticipate pending orders and maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe that we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders would result in lower revenues and net income, excess inventories and increased inventory reserves.

     Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as timing of new product introductions and announcements by us and our competitors, fluctuations in customer demand for our products, volatility in supply and demand affecting market prices generally (such as the increases in supply of competitive products and significant declines in average selling prices experienced by us in recent fiscal years). Due to the lack of adequate product sales history, we do not have the same inventory levels of wafers and die bank for our newer products compared to our established products.

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

     In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. For example, in 1989, we entered into a license agreement with Philips to license technology pertinent to their I2C bus technology. We paid royalties under this license through 1993, at which point we believed that the license became fully paid and no further royalties owed. In May 2001, we received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was fully paid and that royalties had continued to accrue. We do not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, we may owe Philips an amount estimated to range from zero to $3.5 million in back royalty payments and an estimated amount ranging from zero to $1.7 million in interest payments. See “Part II. Other Information, Item 1. Legal Proceedings.”

     These intellectual property claims, if successful, could require us to pay royalties on previous sales of the products which are alleged to infringe. Additionally, in such event, we may not be able to obtain any required licenses of third party intellectual property rights or be able to obtain such licenses on commercially reasonable terms. Failure to obtain such a license in any event could require us to cease production of our products until we develop a non-infringing design or process. Our business, financial condition and results of operations could be materially adversely affected by the cost of litigation of any such claim or resulting damage award.

We may not be able to expand our proprietary technology if we do not acquire rights to use key technologies, consummate potential acquisitions or investments or successfully integrate them with our business.

     To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms or consummate transactions with such candidates, the failure of which could slow our growth strategy. We may also have difficulty in acquiring licenses to use proprietary technologies of third parties to expand our product lines. We may have difficulty integrating the acquired products, personnel or technologies of any acquisition we might make. These difficulties could disrupt our ongoing business, limit our future growth, distract our management and employees and increase our expenses.

The trading price of our common stock could be subject to wide fluctuations in response to a variety of factors.

     Our stock price has been and may continue to be subject to significant volatility. For example, for the 12 months ended October 31, 2003, the closing sales prices of our common stock ranged from a low of $2.08 to a high of $7.55. Any shortfall in revenues or earnings from levels expected or projected by investors or others could have an immediate and significant adverse effect on the trading price of our common stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations, affecting the market prices for many high technology companies and small capitalization companies, such as ours, and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for our common stock.

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

Although we have earned a profit in recent fiscal years, we may not be able to sustain or increase that profitability.

     We have incurred significant losses or experienced significant negative cash flow from operations during several fiscal years previous to fiscal 1999. Such negative cash flow significantly reduced our available capital to a point that, as of April 30, 1998, we had minimal cash on hand and a net worth deficit of $3.9 million. Although as of October 31, 2003, we had cash on hand and short-term investments totaling $30.3 million and a net worth of $44.1 million, we may not continue to generate sufficient revenues and net income to fund our operations. We have pursued many measures designed to reduce and minimize expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow such as the renegotiation of pricing with manufacturers and suppliers, utilization of offshore engineering sources, the implementation of employee hiring freezes, reductions of employee headcount and the increased oversight of authorized expenses. We continue to monitor expenses and to conserve our available cash. However, to the extent we suffer any adverse effects to our revenues or net income because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. government debt securities and cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, we do not expect any material loss with respect to our investment portfolio.

     Foreign Currency Exchange Rate Risk. The majority of our net revenues, costs of manufacturing, research and development and marketing expenses are transacted in U.S. dollars. Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been material to us to date.

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

     (b)  Changes in internal controls. During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal controls or in other factors that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (Philips) to license technology pertinent to their I2C bus technology. We paid royalties under this license through 1993, at which point we believed that the license became fully paid and no further royalties owed. In May 2001, we received a written communication from Philips suggesting that royalties under this license were still owing on certain products. In January 2003, Philips again stated that it did not believe that the license was fully paid and that royalties had continued to accrue. We do not believe that Philips’ position is meritorious and that, even if a current royalty obligation is demonstrated, it does not extend retroactively back as far as Philips contends. Nonetheless, if Philips’ position is ultimately demonstrated to be correct, we may owe Philips an amount estimated to range from zero to $3.5 million in back royalty payments and an estimated amount ranging from zero to $1.7 million in interest payments.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on August 18, 2003, the following proposals were adopted by the votes indicated.

		Number of
	Voted	Shares
Proposal	For	Withheld

1. To elect two Class II Directors to serve for a three-year term expiring upon the Annual Meeting of Stockholders next following April 30, 2006 or until such directors’ respective successors are duly elected and qualified.
Garrett A. Garrettson—Class II Director	15,367,714	179,933
Glen G. Possley—Class II Director	15,360,214	187,433

     The term of office of directors Lionel M. Allan, Roland Duchatelet, Henry C. Montgomery and Gelu Voicu continued after the annual meeting.

	Voted	Vote
	For	Against	Abstain	Broker Nonvotes

2. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending April 30, 2004.	15,370,374	165,115	12,158	0

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     On August 21, 2003, the Registrant furnished a Current Report on Form 8-K announcing the financial results for the quarter ended July 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 26, 2003	By:	/s/ Gelu Voicu

Gelu Voicu President and Chief Executive Officer

Date: November 26, 2003	By:	/s/ Thomas E. Gay III

Thomas E. Gay III Vice President of Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002