Form 10-Q
period 2004-02-01
CATALYST SEMICONDUCTOR INC
filed 2004-03-09
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2004 or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12(b)(2) of the Exchange Act). Yes ☒ No ☐

     The number of shares outstanding of the Registrant’s Common Stock as of February 13, 2004 was 16,703,114 exclusive of 3,044,100 shares of treasury stock.

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
INDEX TO EXHIBITS
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

CATALYST SEMICONDUCTOR, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	April 30,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$18,604	$7,828
Short term investments	16,247	20,078
Accounts receivable, net	10,275	7,863
Inventories, net	6,876	8,423
Deferred tax assets	1,914	1,914
Other assets	844	1,146

Total current assets	54,760	47,252
Property and equipment, net	3,022	3,091
Other assets	271	245

Total assets	$58,053	$50,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,485	$3,674
Accounts payable—related party	429	18
Accrued expenses	3,623	3,126
Deferred gross profit on shipments to distributors	2,614	1,417

Total current liabilities	11,151	8,235

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 19,739 issued and 16,695 outstanding at January 31, 2004 and 19,247 shares issued and 16,285 outstanding at April 30, 2003	20	19
Additional paid in capital	53,644	52,632
Treasury stock, 3,044 at January 31, 2004 and 2,962 at April 30, 2003	(8,555)	(8,340)
Retained earnings (Accumulated deficit)	1,782	(1,985)
Accumulated other comprehensive income	11	27

Total stockholders’ equity	46,902	42,353

Total liabilities and stockholders’ equity	$58,053	$50,588

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

Net revenues	$16,875	$11,207	$46,700	$35,711
Cost of revenues	9,108	7,089	28,795	21,182

Gross profit	7,767	4,118	17,905	14,529
Research and development	1,936	1,269	5,134	3,753
Selling, general and administrative	2,984	2,451	8,515	7,333

Income from operations	2,847	398	4,256	3,443
Interest income, net	108	83	282	237

Income before income taxes	2,955	481	4,538	3,680
Income tax provision	534	167	771	1,363

Net income	$2,421	$314	$3,767	$2,317

Net income per share:
Basic	$0.15	$0.02	$0.23	$0.14

Diluted	$0.12	$0.02	$0.19	$0.13

Weighted average common shares:
Basic	16,620	16,774	16,487	16,813

Diluted	19,890	18,176	19,351	18,492

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	January 31,	January 31,
	2004	2003

Cash flows from operating activities:
Net income	$3,767	$2,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,049	787
Benefit from sale of inventory previously reserved	(1,583)	(2,237)
Provision for excess and obsolete inventory	705	2,181
Loss on the sale of fixed assets	28	11
Changes in assets and liabilities:
Accounts receivable	(2,412)	1,486
Inventories	2,425	892
Other assets	276	517
Accounts payable (including related party)	1,222	(777)
Accrued expenses	663	1,070
Deferred gross profit on shipments to distributors	1,197	(184)

Net cash provided by operating activities	7,337	6,063

Cash flows from investing activities:
Sale (purchase) of short-term investments	3,815	(7,964)
Acquisition of property and equipment	(1,008)	(1,044)

Net cash provided by (used in) investing activities	2,807	(9,008)

Cash flows from financing activities:
Common stock issuances	847	227
Treasury stock purchases	(215)	(1,659)

Net cash provided by (used in) financing activities	632	(1,432)

Net increase (decrease) in cash and cash equivalents	10,776	(4,377)
Cash and cash equivalents at beginning of the period	7,828	26,295

Cash and cash equivalents at end of the period	$18,604	$21,918

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

     In the opinion of the management of Catalyst Semiconductor, Inc. (Company), the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the Company’s April 30, 2003 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The consolidated statements include the accounts of the Company’s wholly owned subsidiaries, Nippon Catalyst KK (NCKK), a sales organization in Japan and Catalyst Semiconductor Romania SRL (CSR), a design center in Europe. All material intercompany balances have been eliminated. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003. The results of operations for the three and nine month periods ended January 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending April 30, 2004 or any other future period. Certain prior period balances have been reclassified to conform to the current period presentation.

     The Company’s business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices.

     Occasionally, periods of significant upturns occur during which foundry capacity is limited resulting in shortages and increased inventory costs.

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

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

	(In thousands, except per share amounts)
Reported net income	$2,421	$314	$3,767	$2,317
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	10	—	57
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,012)	(640)	(2,443)	(2,000)

Pro forma net income (loss)	$1,409	$(316)	$1,324	$374

Pro forma net income (loss) per share:
Basic	$0.08	$(0.02)	$0.08	$0.02

Diluted	$0.07	$(0.02)	$0.07	$0.02

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

     A reconciliation of the numerators and denominators of the basic and diluted income per share is presented in the following table (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

Reported net income	$2,421	$314	$3,767	$2,317

Shares calculation:
Weighted average shares outstanding—basic	16,620	16,774	16,487	16,813
Effect of dilutive securities:
Stock options	3,270	1,402	2,864	1,679

Weighted average shares outstanding—diluted	19,890	18,176	19,351	18,492

Reported net income per share:
Basic	$0.15	$0.02	$0.23	$0.14

Diluted	$0.12	$0.02	$0.19	$0.13

     Options to purchase 151,000 shares of common stock at a weighted average exercise price of $8.32 per share outstanding during the quarter ended January 31, 2004 and options to purchase 1,168,000 shares of common stock at a weighted average exercise price of $6.15 per share outstanding during the quarter ended January 31, 2003 were not included in the computation of diluted income per share because the inclusion of such options would have been antidilutive.

     Options to purchase 672,000 shares of common stock at a weighted average exercise price of $6.58 during the nine months ended January 31, 2004 and options to purchase 1,362,000 shares of common stock at a weighted average exercise price of $6.19 per share outstanding during the nine months ended January 31, 2003 were not included in the computation of diluted income per share because the inclusion of such options would have been antidilutive.

Note 3 – Other comprehensive Income:

     The components of other comprehensive income are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

Reported net income	$2,421	$314	$3,767	$2,317
Other comprehensive income:
Unrealized (losses) gains on available-for-sale investments	12	10	(16)	10

Total other comprehensive income	$2,433	$324	$3,751	$2,327

     Accumulated other comprehensive income, as presented in the accompanying condensed consolidated balance sheets, consists of the unrealized gains and loss on the available-for-sale investments.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Balance Sheet Components:

     The balance sheet components are as follows (in thousands):

	January 31, 2004

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	FMV

Short-term investments:
U.S. government debt securities with maturities less than one year	$12,835	$10	$—	$12,845
U.S. government debt securities with maturities over one year	3,401	3	(2)	3,402

Total short-term investments	$16,236	$13	$(2)	$16,247

	April 30, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	FMV

Short-term investments:
U.S. government debt securities with maturities less than one year	$17,442	$23	$—	$17,465
U.S. government debt securities with maturities over one year	2,609	4	—	2,613

Total short-term investments	$20,051	$27	$—	$20,078

     The financial instruments in short term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying condensed consolidated balance sheets.

	January 31,	April 30,
	2004	2003

Accounts receivable:
Accounts receivable	$10,413	$8,088
Less: Allowance for doubtful accounts	(138)	(225)

	$10,275	$7,863

Inventories:
Work-in-process	$4,081	$6,487
Finished goods	2,795	1,936

	$6,876	$8,423

Property and equipment:
Engineering and test equipment	$7,221	$6,552
Computer hardware and software	1,784	1,715
Furniture and office equipment	1,414	1,348

	10,419	9,615
Less: accumulated depreciation and amortization	(7,397)	(6,524)

	$3,022	$3,091

Accrued expenses:
Accrued employee compensation	1,149	1,424
Accrued income taxes	1,095	326
Other	1,379	1,376

	$3,623	$3,126

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Income Taxes

     The provision for income taxes was $534,000, or 18% of income before taxes, for the quarter ended January 31, 2004. The provision for income taxes was $771,000, or 17% of income before taxes, for the nine months ended January 31, 2004. In the quarter ended April 30, 2003, the income tax rate for the 2003 fiscal year was revised to 15%. In the quarter ended January 31, 2004, the quarterly income tax rate was adjusted to 18% to adjust the overall income tax rate to 17% for the nine months ended January 31, 2004. The provision for income taxes for both the quarter and nine months ended January 31, 2004 differed from the statutory rate primarily due to utilization of valuation reserves.

Note 6 - 1998 Special Equity Incentive Plan:

     In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (Special Option Plan) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of common stock have been reserved for issuance under the Special Option Plan. Options granted under the Special Option Plan are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan when the market price was $0.125 per share and subsequently approved by the Company’s shareholders when the market price was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense was recognized over the four year vesting period of the options, $10,000 and $57,000 of which was recognized during the quarter ended and nine months ended January 31, 2003, respectively. No compensation expense associated with stock option discounts was recognized during the quarter ended and nine months ended January 31, 2004. All compensation expense was fully recognized by the quarter ended January 31, 2003.

Note 7 – Segment Reporting

     The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

     Revenues by product group were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

EEPROM	$14,768	$9,784	$41,206	$30,577
Flash	1,675	1,122	4,564	4,482
Analog/Mixed Signal	432	301	930	652

Total net revenues	$16,875	$11,207	$46,700	$35,711

     Revenues by destination were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

Japan	$2,955	$1,860	$8,528	$6,311
Hong Kong/China	3,643	1,648	8,986	4,672
Taiwan	2,359	1,552	6,540	3,240
Europe	2,438	1,563	5,904	5,307
United States	1,011	2,071	4,418	7,261
Korea	2,123	1,304	4,880	3,428
Other Far East	1,457	857	4,819	3,730
Other Americas	889	352	2,625	1,762

Total net revenues	$16,875	$11,207	$46,700	$35,711

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies

   Purchase Commitments

     The Company had approximately $4.3 million of outstanding manufacturing purchase orders with its foundries at January 31, 2004.

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

   Indemnification Obligations

     Catalyst is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Catalyst, under which Catalyst customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights and certain income taxes. Generally, payment by Catalyst is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Catalyst to challenge the other party’s claims. Further, Catalysts’ obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Catalyst may have recourse against third parties for certain payments made by it under these agreements.

     It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of Catalysts’ obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Catalyst under these agreements have not had a material effect on its business, financial condition, cash flows or results of operations. Catalyst believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

   Product Warranties

     Catalyst estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in Catalysts’ sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $10,000 during the nine months ended January 31, 2004.

Note 9 - Related Party Transactions:

     Elex NV.

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-Fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company (Elex) that owned 4,178,700 shares, or 25% of the outstanding shares of the Company as of February 13, 2004. Elex initially became a related party in 1998. Mr. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company’s Board of Directors. The wafers provided by Xfab includes most of the Company’s analog/mixed signal products and supplements some of the same EEPROM designs fabricated at Oki Semiconductor in Japan, the Company’s principal wafer fab. Other than purchase orders currently open with Xfab, there is no purchasing

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design under development, the Company has prepaid a purchase order which calls for a mask set and delivery of a prototype wafer lot at a future time to be determined by future events. During the nine months ending January 31, 2004, the Company purchased $2.7 million of wafers from Xfab. As of January 31, 2004, the total amount owed Xfab was $429,000.

   LXI Corporation.

     The Company had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The number of full-time engineers from Lxi the Company used was dependant upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on the Company’s behalf. These services related to key development projects of Catalyst including development, design, layout and test program development services. In January 2003, the Company established a wholly owned subsidiary in Romania which replaced the services of Lxi as of February 1, 2003. Mr. Radu Vanco, the Company’s former CEO, owned 91% of Lxi at the time of his departure from the Company in 2002; Mr. Gelu Voicu, the Company’s CEO, and Mr. Thomas Gay, the Company’s CFO, owned approximately 3% and 1%, respectively, of Lxi until their shares were sold to Lxi in February 2003 at net book value. Mr. Gay had previously served as the Treasurer and as a director of Lxi prior to his joining the Company. Mr. Gay resigned as Treasurer of LXI immediately prior to joining the Company and resigned as a director in January 2003.

   Allan Advisors, Inc.

     One director of Catalyst Semiconductor, Inc., Mr. Lionel Allan, also served as a consultant to the Company through his consulting company, Allan Advisors, Inc. Under the terms of the consulting agreement, the Company paid consulting fees of $8,333 per month throughout fiscal 2003 and 2002. The consulting agreement was to expire on August 14, 2003. The Company paid the $29,000 balance due under the agreement in April 2003 and cancelled the agreement.

Note 10 – Recent Accounting Pronouncements:

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. The Company’s adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

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

Note 11 – Other

     On April 17, 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile and analog/mixed signal semiconductor markets, served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that some of the Company’s recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, the Company entered into a settlement agreement with Xicor according to which Catalyst received a license to manufacture the disputed products in exchange for certain

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

royalty payments based upon sales of those products after July 22, 2002. The complaint was dismissed on July 22, 2002. Through January 31, 2004 the royalties paid under this agreement have not been material.

     In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (collectively, Philips) to license technology pertinent to their I2C bus technology. Catalyst paid royalties under this license through 1993, at which point the Company believed that the license became fully paid and no further royalties were owed. In May 2001, the Company received a written communication from Philips claiming that royalties under this license were still owing on certain products. In December 2003, Philips and the Company agreed to amend the license agreement to allow a one-time payment of $1.65 million for any royalty obligation through August 2004 when the patent expires. In fiscal year 2004, the Company charged $1.0 million and $296,000 to its cost of revenues in the quarters ended October 31, 2003 and January 31, 2004. The Company will recognize the remaining prepaid royalty cost of $234,000 through August 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results”. These forward-looking statements include, but are not limited to: the statements relating to future increases in our manufacturing costs, decreases in unit shipments and further downward pricing trends in the second paragraph of “Overview;” the statements relating to the overestimation of future selling prices under “Inventory Reserves;” the statements relating to the higher returns of product if market conditions weaken and the effect on sales if we receive an increased rate of product returns in the second paragraph under “Revenue Recognition;” the statements relating to the benefits of future releases of the valuation allowance and where such releases will be credited in the second paragraph under “Income Tax Valuation Allowances;” and the statements relating to the sufficiency of our cash resources and cash flows to fund our working capital and capital expenditures needs and the risks associated with seeking additional financing in the last paragraph of “Liquidity and Capital Resources” among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Certain Risks That may Affect Our Future Results.”

Overview

     Catalyst Semiconductor, Inc. was incorporated on October 8, 1985 and designs, develops and markets nonvolatile memory semiconductor products including Serial and Parallel EEPROMs, Flash memory and Analog/Mixed Signal devices. Revenues are derived from sales of semiconductor products designed by us and manufactured by other companies.

     Our business is highly cyclical and has been subject to significant downturns at various times which have been characterized by reduced product demand, production overcapacity and significant erosion of average selling prices. We could experience future increases in our manufacturing costs, decreases in our unit shipments and downward trends in our product pricing, all of which are factors that could adversely affect our operating results. Revenues, gross profits, average selling prices and net income were declining during the second and third quarters of fiscal 2003 due to renewed competitive pressures in the markets for our products. Beginning in the fourth quarter of fiscal 2003, revenue has increased quarter over quarter on a steady trend. During the same period, gross margin and gross profit varied due to competitive pricing pressures and were negatively impacted by a $1.0 million and $296,000 royalty expense to Philips Export B.V. and U.S. Philips Corporation (collectively, Philips) in the second and third quarters of fiscal 2004, respectively. We will recognize $234,000 of royalty expense related to the Philips settlement over the next three fiscal quarters. These royalty expenses will not materially affect our quarterly operating results. In the third quarter of fiscal 2004, we experienced a sharp increase in gross profits and net income due to higher average selling prices and lower inventory cost.

Results of Operations

     Revenues. The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars. Revenues by product group were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

EEPROM	$14,768	$9,784	$41,206	$30,577
Flash	1,675	1,122	4,564	4,482
Analog/Mixed Signal	432	301	930	652

Total net revenues	$16,875	$11,207	$46,700	$35,711

          Total revenues consist of net product sales. A substantial portion of our net product sales are made through independent distributors. Revenues from product sales to original equipment manufacturers and from sales to distributors who have no, or limited, product return rights and no price protection rights, is recognized once the risk of loss and passage of title has transferred to the customer. When distributors have rights to return products or price protection rights, we defer recognition of revenues until the distributor sells the product to the end customer. Total revenues increased $897,000, or 6%, to $16.9 million for the quarter ended January 31, 2004 compared to $16.0 million for the quarter ended October 31, 2003 which was primarily attributable to improving market conditions and an increase in our average selling prices. For the quarter ended January 31, 2004, EEPROM revenues increased 1%, analog/mixed signal revenues increased 79% and flash memory revenues increased by 16% compared to the quarter ended October 31, 2003. Total revenues increased by $5.7 million, or 51%, to $16.9 million for the quarter ended January 31, 2004 from $11.2 million for the quarter ended January 31, 2003. The increase was primarily attributable to a significant increase in overall unit volume at lower average selling prices. For the quarter ended January 31, 2004, EEPROM revenues increased 51%, analog/mixed signal revenues increased 44% and flash memory revenues increased by 49% compared to the quarter ended January 31, 2003.

          Total revenues increased $11.0 million, or 31%, to $46.7 million for the nine months ended January 31, 2004 from $35.7 million for the nine months ended January 31, 2003. The primary reason for the increase was a significant increase in unit volume. However, we experienced lower average selling prices for the nine months ended January 31, 2004 relative to the nine months ended January 31, 2003. Revenues from our EEPROM devices increased $10.6 million, or 35%, to $41.2 million, or 88% of revenues, for the nine months ended January 31, 2004 compared to $30.6 million, or 86% of revenues, in the nine months ended January 31, 2003. The net increase was primarily attributable to higher volumes shipped into Asia even though average selling prices decreased. Revenues from our flash memory devices increased $82,000, or 2%, to $4.6 million, or 10% of revenues, in the nine months ended January 31, 2004 compared to $4.5 million, or 13% of revenues, in the nine months ended January 31, 2003. The revenue fluctuation of flash memory revenues was due to lower unit volumes despite higher average selling prices. Revenues from our analog/mixed signal products increased $278,000, or 43%, to $930,000, or 2% of revenues, for the nine months ended January 31, 2004, compared to $654,000, or 2% of revenues, in the nine months ended January 31, 2003. The primary reason for the increase in analog/mixed signal revenues was higher unit volumes due to an expanding product line. International sales, or sales outside the United States, contributed 91% of net revenues in the nine months ended January 31, 2004 as compared to 80% in the nine months ended January 31, 2003. The increase in the percentage of international revenues during the first nine months of fiscal 2004 was primarily attributable to increased demand in all markets outside the U.S. while demand in the U.S. has continued to weaken due to the trend towards outsourcing of the manufacturing process, primarily to Asia. All sales of our products are in U.S. dollars, minimizing the effects of currency fluctuations. We pay certain foreign manufacturing expenses in local currency, primarily Baht in Thailand and Yen in Japan. These expenses in foreign currencies are not material to us.

          Gross Profit. Gross profit for the quarter ended January 31, 2004 was $7.8 million, or a gross margin of 46%, compared to gross profit of $5.0 million, or a gross margin of 31%, for the quarter ended October 31, 2003. Gross profit for the quarter ended October 31, 2003 was negatively impacted due to a charge of $1.0 million taken in that quarter in conjunction with the royalty dispute with Philips compared to a charge of $296,000 for the quarter ended January 31, 2004. In addition, average selling prices increased during the quarter ended October 31, 2003 and the cost of inventory was reduced due to renegotiation with several strategic suppliers earlier in the year. By the end of October 31, 2003, the inventory previously purchased at the old, higher cost had been sold while inventory sold in the quarter ended January 31, 2004 was at the new, lower cost. However, these improvements in gross profit were offset by lower sales of inventory that had been previously written down in the quarter ended January 31, 2004. Gross profit for the quarter ended January 31, 2004 was $7.8 million, or a gross margin of 46%, compared to gross profit of $4.1 million, or a gross margin of 37%, for the quarter ended January 31, 2003. The increase in gross profit was primarily attributable to a significant increase in overall sales volume. Gross profit increased $3.4 million, or 23%, to $17.9 million, or a gross margin of 38%, for the nine months ended January 31, 2004 compared to a gross profit of $14.5 million, or a gross margin of 41%, for the nine months ended January 31, 2003. The increase in gross profit was primarily attributable to a significant increase in sales volume. We also experienced an overall reduction in product cost that was substantially offset by the reduction of average selling prices over the same period of time, for a minimal net effect on gross profits during this time period. The increases to gross profit were also partially offset by the Philips royalty expense totaling $1.3 million recognized in the nine months ended January 31, 2004. It is our policy to fully reserve all inventories that are not expected to be sold in a reasonable period of time following the balance sheet date, generally within the ensuing 12 months. In the nine months ended January 31, 2004, inventory previously written down by $1.6 million was sold to customers, compared to inventory written down by $2.2 million in the prior period; $705,000 of inventory reserves was needed to reserve the inventory that we expect to hold for more than 12 months compared to $2.2 million in the prior period. The expense of increasing inventory reserves is included in cost of revenues which decreases the gross profit for the period. Once the inventory reserve is established, it can only be released when the inventory is sold or physically scrapped.

          Research and Development. Research and development (R&D) expenses consist principally of salaries for engineering, technical and support personnel, depreciation of equipment, contract engineering services and the cost of wafers and mask sets used to evaluate new products and new versions of current products. R&D expenses increased $286,000, or 17%, to $1.9 million, or 11% of revenues, for the quarter ended January 31, 2004 from $1.7 million, or 10% of revenues, in the quarter ended October 31, 2003. The increase was primarily attributable to higher personnel related expenses, support costs related to increasing R&D headcount and higher consumption of expensed material related to new product development activities. R&D expenses increased $667,000, or 53%, to $1.9 million, or 11% of revenues, for the quarter ended January 31, 2004 from $1.3 million, or 11% of revenues, in the quarter ended January 31, 2003. The increase was primarily attributable to higher personnel related expenses, support costs related to increasing R&D headcount, increased amortization expense of development costs related to the purchase of wafer mask sets and higher consumption of expensed material related to new product development activities. R&D expenses increased $1.3 million, or 34%, to $5.1 million, or 11% of revenues, for the nine months ended January 31, 2004 compared to $3.8 million, or 19% of revenues, for the nine months ended January 31, 2003. The increase was primarily attributable to higher personnel related expenses, support costs and amortization/depreciation expense. As of January 31, 2004, we employed 69 people in research and development activities, compared to 24 employees plus 12 under the arrangement with Lxi Corporation as of January 31, 2003. R&D headcount continues to increase as we remain committed to investing in the development of new analog/mixed signal products.

          Selling, General and Administrative. Selling, general and administrative (SG&A) expenses consist principally of salaries for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer (D&O) insurance. SG&A expenses increased $60,000, or 2%, to $3.0 million, or 18% of revenues, for the quarter ended January 31, 2004 compared to $2.9 million, or 18% of revenues, for the quarter ended October 31, 2003. The increase in absolute dollars was primarily attributable to an increase in personnel related expenses as a result of expanding the sales group to increase our international sales presence. In addition, commission expense increased on the higher revenue. These increases were partially offset by the expense of the one-time application fee of $100,000 for our NASDAQ National Market listing in the quarter ended October 31, 2003. SG&A expenses increased $533,000, or 22%, to $3.0 million, or 18% of revenues, for the quarter ended January 31, 2004 from $2.5 million, or 22% of revenues, for the quarter ended January 31, 2003. This increase on an absolute dollar basis was primarily attributable to an increase in sales and marketing personnel, additional commission expense and additional freight expense on higher revenue. The increase on an absolute dollar basis was offset by lower legal expenses related to personnel matters. SG&A expenses increased $1.2 million, or 16%, to $8.5 million, or 18% of revenues, for the nine months ended January 31, 2004 compared to $7.3 million, or 21% of revenues, for the nine months ended January 31, 2003. The increase was primarily attributable to higher personnel related expenses, additional commission and freight expense on higher revenue, higher insurance premiums, and the one-time NASDAQ application fee of $100,000. These increases were partially offset by lower legal expense and lower outside consulting expenses.

          Net Interest Income and Expense. We earned net interest income of $108,000, or 1% of revenues, for the quarter ended January 31, 2004 from $84,000, or 1% of revenues, in the quarter ended October 31, 2003. The increase is attributed to a higher average cash balance and improved rates of return. Net interest income increased $25,000 to $108,000, for the quarter ended January 31, 2004 compared to net interest income of $83,000, or 1% of revenues, in the quarter ended January 31, 2003. The increase is mainly attributed to a higher average cash balance. Net interest income increased $45,000, or 19%, to $282,000, or 1% of revenues, for the nine months ended January 31, 2004 compared to $237,000, or 1% of revenues, for the nine months ended January 31, 2003. The increase is mainly attributed to a higher average cash balance.

          Income Tax Provision. The provision for income taxes was $534,000, or 18% of income before taxes, for the quarter ended January 31. The provision for income taxes was $771,000, or 17% of income before taxes, for the nine months ended January 31, 2004. In the quarter ended April 30, 2003, the income tax rate for the 2003 fiscal year was revised to 15%. In the quarter ended January 31, 2004, the income tax rate was adjusted to 18% to adjust the income tax rate to 17% for the nine months ended January 31, 2004. The provision for income taxes for both the quarter and nine months ended January 31, 2004 differed from the statutory rate primarily due to utilization of valuation reserves.

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

          Inventory Reserves.

     We reserve inventory in excess of estimated future demand, generally within the ensuing 12 months. If actual market conditions are less favorable than those projected by management, additional inventory write-downs are also required. Inventory reserves are also taken when products in finished goods have been held for more than 12 months. We use the product’s manufacturing date code as the beginning point for the measurement of the 12 months. Inventory reserves are also taken based upon our estimate of the future selling prices of our inventories. Whenever the estimated future selling price is less than the cost of the inventory plus the estimated cost to sell any portion of our inventory, a reserve is taken for the amount by which the cost of the inventory plus estimated costs to sell exceeds the estimated future selling price. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the even lower estimated sales price. Once established, inventory reserves are not released until the associated inventory is sold or physically scrapped.

          Revenue Recognition.

     For products sold directly to end-users, original equipment manufacturers, or to resellers that do not receive price concessions and do not have rights of return, we recognize revenues once the risk of loss and passage of title has transferred to the customer. For sales to such customers, reserves for sales returns and allowances are estimated based primarily upon historical experience and provided at the time of shipment. If market conditions were to weaken, we may face higher volumes of product returns possibly resulting in an incremental reduction of revenue at the time products are returned. If we were to experience an increased rate of product returns, our sales would be further reduced by the increased reserves taken to cover the increased amount of our products expected to be returned.

     For sales to distributors with agreements allowing for price concessions and product returns, we recognize revenues at the time the distributor sells the product to its end-user. Revenues are not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount, for a given period of time. Revenues are recognized when a distributor sells the product to an end-user, at which time the sales price becomes fixed.

     At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, we relieve inventory for the carrying value of the goods shipped since legal title and risk of loss has passed to the distributor and we record the gross margin in “deferred gross profit on shipments to distributors,” a component of current liabilities on our balance sheet. Deferred margin represents the gross margin on sales to our distributors; however, the amount of gross margin we recognize in future periods could be less than the deferred margin as a result of price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past. However, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.

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

          Income Tax Valuation Allowances.

     In years prior to fiscal 2003, we recorded a full valuation allowance to reduce our deferred tax assets to the amount that was more likely to be realized. During the quarter ended April 30, 2003, we determined that the amount of deferred tax assets that we would be more likely than not to realize aggregated $1.9 million and the valuation allowance was reduced accordingly which increased income and stockholders’ equity for the forth quarter and fiscal 2003.

     We had a valuation allowance of $8.6 million as of April 30, 2003, which we continue to monitor and evaluate to determine whether some or all of it is more likely than not to be realized and therefore should be released. Of the total valuation allowance $4.0 million, if released, would be credited to directly to additional paid-in-capital.

Liquidity and Capital Resources

     Total cash increased $10.8 million to $18.6 million as of January 31, 2004 from $7.8 million as of April 30, 2003. Net cash provided by operations was $7.3 million for the nine months ended January 31, 2004, which was due primarily to net income of $3.8 million, adjusted for depreciation and amortization of $1.0 million. In the nine months ended January 31, 2004, net inventory reserves decreased $878,000 as previously reserved inventory continued to be sold to customers while lower inventory reserves were needed for inventory that was held for more than 12 months. Gross inventories decreased $2.4 million due to lower pricing on certain inventory purchases and a decrease in the number of units. Within accrued expenses, accrued income taxes increased $534,000 reflecting our tax provision of 17% of income before taxes. Deferred distributor profits increased $1.2 million as distributors increased their inventory levels to meet future demand. Such improvements were partially offset by a $2.4 million, or 31%, increase in accounts receivable as sales volume increased 31%.

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

     Our investing activities used $2.8 million during the nine months ended January 31, 2004 which was related primarily to the purchase of short term investments for $3.8 million and the acquisition of equipment for our manufacturing and R&D operations of $1.0 million. Our investing activities used $9.0 million during the nine months ended January 31, 2003 which was related primarily to the purchase of short term investments for $8.0 million and the acquisition of equipment for our manufacturing operations and purchases of software to support our development activities for $1.0 million.

     Financing activities provided $632,000 during the nine months ended January 31, 2004 consisted of $847,000 in proceeds from the sale of common stock through the exercise of stock options less the use of $215,000 for the repurchase of an aggregate of 74,000 shares, an average price per share of $2.91, of our common stock on the open market. Financing activities used $1.4 million during the nine months ended January 31, 2003, consisting primarily of $1.7 million utilized for the repurchase of an aggregate of 645,000 shares of our common stock for an average price per share of $2.57 on the open market. Net cash provided by the sale of common stock through the exercise of stock options totaled $227,000 during the nine months ended January 31, 2003.

     In September 2001, the Board of Directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock and in February 2003 increased the authorized limit to a total of 2 million shares. The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans by taking advantage of opportunities to purchase our common stock while the price is relatively low. We have no immediate plans to reissue the repurchased shares and intend to hold such shares in treasury until suitable opportunities arise. During the nine months ended January 31, 2004, we repurchased an aggregate of 74,000 shares at a total cost of $215,000, an average price per share of

$2.91. During the nine months ended January 31, 2003, we repurchased an aggregate of 645,000 shares at a total cost of $1.7 million.

     We had approximately $4.3 million of outstanding purchase orders with our foundries at January 31, 2004.

     On November 6, 2003, we entered into a Sale-Purchase Promissory Agreement with S.C. Hathor Impex SRL to purchase a turn-key building for Catalyst Semiconductor Romania SRL (CSR). The building will be our future owned and operated European design headquarters. The purchase price of the building is fixed at $2.0 million U.S. dollars plus taxes estimated at $200,000. The expected completion date of the building is August 1, 2004. At that time, we expect to take possession of the building and complete the financial transaction by paying the estimated amount of $2.2 million.

     We do not have any material contractual obligations or commercial commitments to make any future payments other than with respect to the wafer purchase commitments to foundries and a facilities lease for our principal business office in Sunnyvale which will expire in August 2006. The lease agreement allows us to exercise an option to extend the term by an additional five years. The following table shows the aggregate future minimum lease payments, by fiscal year, as of January 31, 2004, that we were obligated to pay under the terms of the non-cancelable operating leases we have for our various facilities, principally our headquarters building in Sunnyvale, California (in thousands):

Years ending	Operating
April 30,	Leases

2004	$154
2005	597
2006	528
2007	111

$1,390

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of January 31, 2004, we are not involved in any material unconsolidated SPE transactions.

     In light of the current economic and competitive climate, we continue to monitor our liquid resources. We believe our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs in the short and long term. Additionally, the financial instruments in our short term investments account are highly liquid and can be converted to cash and cash equivalents immediately and, as such, are classified as current assets in the balance sheet. In our competitive industry, we must constantly consider the need to make significant expenditures in connection with our research and development efforts and the marketing of new products. We may use cash to invest in businesses, products and/or technologies which we believe to be strategic. However, we have no present commitments or obligations with respect to any acquisition of other businesses or technology. We have no present intention to seek additional debt or equity financing, but our need to do so is highly dependent upon factors such as the demand for our products and changes in industry and general economic conditions. In the event that we do decide to seek such financing, there can be no assurance that such financing will be available on acceptable terms, if at all, and any additional equity financing could result in incremental dilution to our existing investors.

Effects of Transactions with Related Parties

     Elex NV.

     During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated at X-Fab Texas, Inc. (Xfab), a wholly owned subsidiary of Elex NV, a Belgian holding company (Elex) that owned 4,178,700 shares, or 25% of the outstanding shares of the Company as of February 13, 2004. Elex initially became a related party of the Company in 1998. Mr. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of our Board of Directors. The wafers provided by Xfab includes most of our analog/mixed signal products and supplements some of the same EEPROM designs fabricated at Oki Semiconductor in Japan, our principal wafer fab.

We believe that the cost of such wafers is no greater than comparable materials available from alternative foundry services. Other than purchase orders currently open with Xfab, there is no purchasing agreement in place with Xfab. Each purchase order remains open until the wafers are delivered, which is generally within two months of placement of the order, although in the case of one particular wafer design under development, we have prepaid a purchase order which calls for a mask set and delivery of a prototype wafer lot at a future time to be determined by future events. The prices of wafers purchased from Xfab are determined by periodic negotiations with the management of Xfab and compared to quotes obtained from other prospective wafer fabricators and pricing surveys published by various industry trade organizations. During the nine months ended January 31, 2004, our purchases from Xfab totaled $2.7 million. As of January 31, 2004, the total amount owed Xfab was $429,000.

     LXI Corporation.

     We had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (Lxi), a provider of engineering services through Essex com SRL (Essex), Lxi’s wholly owned subsidiary in Romania. The number of full-time engineers we used was dependent upon the scope and number of research and development projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on our behalf. These services related to our key development projects including development, design, layout and test program development services. We believe that we received these engineering services from Lxi on terms and at rates that were at least as favorable, if not more favorable, than we could obtain from unaffiliated third parties. Two of our officers, Mr. Gelu Voicu and Mr. Thomas Gay, owned approximately 3% and 1%, respectively, of Lxi until February 2003. Mr. Gay, who had served as a director of Lxi, resigned from that position in January 2003. Mr. Voicu and Mr. Gay received no payments from Lxi during fiscal 2004, 2003 and 2002 other than $40,000 and $12,000, respectively, from the repurchase of their shares at net book value by Lxi in February 2003. Additionally, we believe that our former CEO, Mr. Radu Vanco, continues to own a majority of the outstanding shares of Lxi. In January 2003, we formed a wholly owned subsidiary in Romania, Catalyst Semiconductor Romania SRL (CSR), to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi in January 2003. As of January 31, 2004, there was no amount owed to Lxi.

     Allan Advisors, Inc.

     One of our directors of Catalyst Semiconductor, Inc., Mr. Lionel Allan, also served as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we paid consulting fees of $8,333 per month throughout fiscal 2003 and in April 2003, we terminated the agreement and paid the $29,000 balance due as required by the agreement. The consulting agreement was to expire on August 14, 2003. Mr. Allan no longer provides consulting services to us and we have no continuing obligations to Mr. Allan under the prior agreement.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. The Company’s adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

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

Certain Risks that May Affect Our Future Results

          We desire to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995, enacted in December 1995 (the “Reform Act”) that provides a “safe harbor” for forward-looking statements made by or on our behalf. We hereby caution stockholders, prospective investors in Catalyst and other readers that the following important factors, among others, in some cases have affected, and in the future could affect, our stock price or cause our actual results for the quarter or fiscal year ending April 30, 2004 and future fiscal years and quarters to differ materially from those expressed in any forward-looking statements, oral or written, made by or on behalf of us.

Our quarterly operating results may fluctuate due to many factors and are difficult to forecast.

     Our operating results have historically been and in future quarters may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for our products;

•	volatility in supply and demand affecting semiconductor market prices generally such as the increases in supply of competitive products and significant declines in average selling prices most recently experienced by us in fiscal 2002;

•	the need to establish additional inventory reserves if our expectations for sales of our inventory fall below the quantities that we have on hand, or the expected selling prices falling below the amounts paid to produce and sell certain parts;

•	the timing of new product introductions and significant orders of our products;

•	increased expenses associated with new product introductions and promotions, process changes and/or expanding our sales channels;

•	changes in our product mix;

•	increases in wafer prices due to increased market demand and other factors;

•	increases in prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	gains or losses of significant customers;

•	foreign currency fluctuations;

•	fluctuations in manufacturing yields;

•	charges to bad debt expense caused by accounts receivable that become unlikely to be collected in a reasonable amount of time, if ever; and

•	general economic conditions.

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

     We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. This type of downturn occurred in calendar years 1997, 1998 and 2001. In the future, we may experience diminished product demand, accelerated erosion of average selling prices and gross margins and production overcapacity during such downturns, which may last for more than a year. Accordingly, we may experience substantial period to period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

     For example, we experienced accelerated erosion of average selling prices caused by adverse industry-wide conditions during fiscal 1998, fiscal 1999 and the first half of fiscal 2000 and incurred substantial losses in fiscal 1998. During late fiscal 2000, the semiconductor market rebounded from its cyclical decline which had a favorable impact on both our revenues and our gross margins through the quarter ended October 31, 2000. During the second half of fiscal 2001 and the first half of fiscal 2002, however, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. Since the quarter ended October 2002, we have seen increased quarterly revenues but the rate of revenue growth that we experienced may not be sustained and could be reversed. Thus we are concerned about the ability of price erosion and other competitive pressures to adversely affect our future operating results similar to the adverse affects on our fiscal 1998 and 1999 operating results.

     Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. During the second half of calendar 2000 through calendar 2002, we experienced decreases in orders from customers and found that lower selling prices were necessary to remain competitive in the market. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our customers’ products.

The revenues generated from our analog/mixed signal products continues to be relatively small compared to our EEPROM and flash revenue.

     Analog/mixed signal products accounted for 3% and 2% of net revenues for the three and nine months ended January 31, 2004, respectively, and 3% and 2% of net revenues for the three and nine months ended January 31, 2003, respectively. The anticipated growth in analog/mixed signal product line has been limited due to a small product offering, extended product design cycles, and a sales force that has limited experience selling these products. We continue to invest in and devote development and marketing resources to analog/mixed signal products with the expectation that our products will be accepted by many of our current customers. Analog/mixed signal markets are commonly characterized by groups of similar products with variations in certain functions such as voltage conversion and regulation. Typical applications are white LED drivers for LCD modules, microprocessor supervision for cellular phones and voltage references for power supplies. Competition is stiff as we are initially offering a limited range of products while our more established competitors are offering a much broader array of analog/mixed signal products.

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

     Due to the lead time constraints in our wafer supply and manufacturing processing, from time to time we have been unable to fulfill all our customers’ orders according to the schedule originally requested. Although we attempt to anticipate pending orders and maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders would result in lower revenues and net income, excess inventories and increased inventory reserves.

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

     Our product markets are characterized by rapidly changing technology and product obsolescence. A key factor to our business success is the timely introduction of new products at competitive price and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to achieve higher product densities and thereby reduce product costs. For example, most of our products are currently designed and manufactured using a 0.8 micron CMOS EEPROM process or a 0.6 micron Flash memory process. Although we have recently introduced a 0.5 micron CMOS process for three of our EEPROM products, the time and expense of converting additional products to this process will consume a significant portion of our resources which may be counterproductive to the cost reduction benefits of the 0.5 micron CMOS process. We may not be able to select and develop new products and technologies and introduce them to the market in a timely manner and with acceptable fabrication yields and production costs. Furthermore, our products may not achieve market acceptance. Our failure to complete and introduce new products at competitive price/performance levels could materially and adversely affect our business, financial condition and operating results. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production of new products, successful completion of technology transitions with acceptable yields and reliability, or the lack of commercial acceptance of new products we introduce to the market.

We depend on a small number of suppliers for the supply of wafers.

     We do not manufacture the semiconductor wafers used for our products. In 1985, we began a relationship with Oki in Japan. Since 1987, Oki has supplied wafers to us and has been our principal foundry source. At the end of fiscal 2000, an additional foundry, Xfab, began to provide a limited number of products to us and currently the volumes provided by Xfab are considerably less than Oki provides. We do not presently have a wafer supply agreement with Oki or Xfab and instead purchase wafers on a purchase order and acceptance basis. Our almost exclusive reliance on these independent foundries involves a number of risks, including:

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

     To address our wafer supply concerns, we plan to continue expanding our primary foundry capability at Oki by qualifying our products in multiple fabrication plants owned by Oki, and to expand our secondary foundry capability with Xfab at its facility in Lubbock, Texas. The utilization of Xfab as a second foundry source and our continued efforts to qualify certain large volume products with Xfab has enabled us to somewhat reduce the risks associated with the sourcing and quantity of our wafer supply and thereby improve control over an important component of our business; however, sufficient capacity may not be available from Xfab. Additionally, our efforts to utilize multiple fabrication plants owned by Oki have reduced some of the risks associated with the sourcing and quantity of our wafer supply; however, Oki may be unable or unwilling to provide sufficient capacity in the future and that capacity may not be available from another manufacturer at prices acceptable to us. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

•	the loss of Oki or Xfab as a supplier;

•	our inability to obtain additional capacity at Oki or Xfab;

•	our inability to qualify Oki or Xfab for additional products;

•	our inability to locate and qualify other wafer manufacturers for desired foundry capacity; or

•	any other circumstances causing a significant interruption in our supply of semiconductor wafers.

A relatively small number of customers have accounted for a substantial portion of our net revenues in the past and the loss of one or more of our current customers, additional volume pricing arrangements or an order cancellation or delay in shipment can affect our results adversely.

     A relatively small number of customers have accounted for a substantial portion of our net revenues in the past. For the nine months ended January 31, 2004, sales to ALR Company Limited, a reseller in China, represented 11% of our net revenues. For fiscal 2003, none of our customers represented more than 10% of net revenues. In fiscal 2002, sales to Future Electronics, Inc., a worldwide distributor, represented 11% of our net revenues.

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

     Our business, operating results and financial condition could be materially adversely affected by the loss of one or more of our current customers, additional volume pricing arrangements, an order cancellation or delay in shipment by one of our major customers.

General economic conditions may reduce our revenues and harm our business.

     We are subject to the risks arising from adverse changes in domestic and global economic conditions. The impact of a general economic slowdown on us is difficult to predict, but it may result in reductions in purchases of our products by our customers, longer sales cycles and increased price competition. As a result, we could fall short of our expectations of revenues for any given quarter or for the entire fiscal year. These conditions would negatively affect our business, financial condition and results of operations.

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

Our ability to generate future revenues may be adversely affected by such delays and reductions that result in the cancellation of customer orders. Thus, any of the following events could delay shipments, result in the loss of customers and have a material adverse effect on our business and operating results:

•	the loss of Oki or Xfab as a supplier;

•	the failure to further develop Xfab as a reliable foundry in an expeditious and cost-effective manner;

•	any prolonged inability to obtain adequate yields or deliveries from Oki or Xfab; and

•	any other circumstance that would require us to seek and qualify alternative sources of supply of our products.

Although we are exploring and seeking to develop alternative wafer supply sources, we may not be able to obtain such alternative sources nor may we have adequate facilities available to support the development of such sources. Failure to have such supplies available would have a material adverse effect on our business, financial condition and results of operations.

We periodically experience an oversupply or shortage of wafer fabrication capacity due to volatile demand and thus we risk forecasting incorrectly and producing excess or insufficient inventories of particular products, which may adversely affect our results.

     We have previously experienced periodic oversupplies or shortages of wafer fabrication capacity due to the cyclical nature of the semiconductor industry. Since we must order products and build inventory substantially in advance of product shipments, we risk forecasting incorrectly and producing excess or insufficient inventories of particular products. Part of our business strategy calls for a substantial inventory of sorted wafers and die bank to limit our investment in finished goods but increase our ability to have die ready to assemble and test on short notice for customers that order products for delivery within a limited amount of time. Demand for our products is volatile and customers often place orders with short lead times. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. Our inventory may not be reduced by the fulfillment of customer orders and in the future we may produce excess quantities of our products. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

     For example, during the last half of fiscal 1998, we recorded charges of approximately $7.5 million to our cost of revenues due to the rapid decrease in demand for and the selling prices of our products. Inventory reserve additions in fiscal 2001 totaled $5.6 million which were partially offset by the release of $2.9 million of inventory reserves taken in previous periods relating to products that were sold during fiscal 2001.

     In addition, in fiscal 1998 and to some extent during fiscal 2001 and fiscal 2002, our ability to forecast future demand and selling prices diminished due to the increased uncertainty of the semiconductor market. It is our policy to fully reserve all inventories that we do not expect to be sold in a reasonable period of time, generally within the ensuing 12 months from the balance sheet date. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have provided additional reserves for excess quantities and obsolescence for certain products, primarily our flash and EEPROM products. In fiscal 1998, the rapid erosion of selling prices also left us with significant amounts of inventory with a carrying value that exceeded its current selling price resulting in reductions of the carrying value of the inventory to the lower of cost or estimated market value. We may suffer similar reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

     For the nine months ended January 31, 2004 international sales, or sales outside the United States, comprised 91% of our net revenues. Additionally, for fiscal 2003 and 2002, international sales accounted for approximately

80% and 71% respectively, of our net revenues. The increase in percentage of international revenues during the nine months ended January 31, 2004 was primarily attributable to our increased sales in all markets outside the U.S. while demand in the U.S. has continued to weaken due to the trend towards outsourcing of the manufacturing process, primarily to Asia. We expect that international sales will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

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

Currently, all our sales are invoiced and paid in U.S. dollars, reducing our direct exposure to currency fluctuations. Except for Yoshikawa Semiconductor in Japan, a provider of wafer sorting services and certain contract personnel costs, and incidental manufacturing supply purchases in Thailand, over 98% of our manufacturing costs are in U.S. dollars, minimizing any direct currency fluctuation risk. Our business however, is subject to other risks generally associated with doing business with foreign subcontractors including, but not limited to, foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Our business, financial condition and results of operations may be materially adversely affected by these or other factors related to our international operations.

We may not be able to sustain market acceptance for our flash memory products.

     A considerable amount of our net revenues have been and continue to be derived from sales of flash memory products. Flash memory products represented 10% of our revenues during the nine months ended January 31, 2004 and represented 12% and 16% of our revenues, respectively, in each of fiscal 2003 and 2002. The market for flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, rapidly declining average selling prices, declines in gross margins and intense overall competition. Our operating results in fiscal 1999 and 1998 were adversely affected by intense price competition caused by increased supplies of products and other adverse industry-wide conditions. Intel and other competitors (which include Advanced Micro Devices Inc., Atmel Corporation, Fujitsu Ltd., Hitachi Ltd., Micron Technology Inc., Mitsubishi Electric Corp., STMicroelectronics N.V., Sharp Corp., Texas Instruments Inc. and Toshiba Corp.) are expected to further increase flash memory production. Most of these competitors are manufacturing and selling devices with larger memories which are utilized in more recently developed products such as digital cameras and compact flash cards. Due to intense competition, limited development resources and other factors, we have decided not to develop any of the higher density flash memory devices at this time. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the smaller size flash memory products that we currently offer. Due to these and other factors, we may not be able to sustain the market acceptance for our flash memory products.

We rely on third-party subcontractors to sort, assemble, test and ship our products to customers.

     We outsource portions of our production planning, assembly, test and finish work for certain products, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines. This reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and currency risks. Such risks could lead to delays in product deliveries, lost sales and increased costs which could harm our customer relationships and result in lower profitability. Because we utilize the services of a group of assembly and test providers, this makes our operation highly complex, requiring a high degree of diligence in managing the costs of production and overall logistics of our manufacturing operations. Thus, this has resulted in low cost and high efficiency operations but requires increased management supervision.

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

We have formed a wholly owned subsidiary in Romania and committed to purchasing a building that, if not managed effectively, could be counterproductive to our business.

     In January 2003, we formed a wholly owned subsidiary in Romania to perform the engineering design services previously provided to us by Lxi. In November 2003, we entered into a Sale-Purchase Promissory Agreement to purchase a building at an estimated cost of $2.2 million. We have no prior experience in establishing or operating engineering services outside of our headquarters in Sunnyvale, California. Our expansion of engineering design operations to remotely situated offices presents a number of substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

•	difficulties in staffing and managing foreign operations, in particular attracting and retaining personnel qualified to provide high quality engineering design services;

•	difficulties in coordinating our engineering operations in Romania with those in California;

•	diversion of management attention;

•	difficulties in maintaining uniform standards, controls, procedures and policies with our Romanian subsidiary, including product development management and financial consolidation;

•	political and economic instability, which may have an adverse impact on foreign exchange rates of the Romanian currency relative to the U.S. dollar and could impair our ability to conduct our business in Romania; and

•	inadequacy of the local infrastructure to support our need.

We rely upon our intellectual property and proprietary technology and may receive notices from time to time that allege we have infringed the intellectual property rights of others.

     In the semiconductor industry, companies place extensive reliance upon their intellectual property and proprietary technology and it is typical for companies to receive notices from time to time that allege infringement of patents or other intellectual property rights of others. We may receive other notices and/or become a party to proceedings alleging our infringement of intellectual property rights in the future. For example, in 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (collectively, Philips) to license technology pertinent to their I2C bus technology. We paid royalties under this license through 1993, at which point we believed that the license became fully paid and no further royalties were owed. In May 2001, we received a written communication from Philips claiming that royalties under this license were still owing on certain products. In December 2003, we agreed to amend the license agreement to allow a one-time payment of $1.65 million for any royalty obligation through August 2004 when the patent expires. In fiscal year 2004, we charged $1.0 million and $296,000 to its cost of revenues in the quarters ended October 31, 2003 and January 31, 2004. We will recognize the remaining prepaid royalty cost of $234,000 through August 2004.

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

     Our stock price has been and may continue to be subject to significant volatility. For example, for the 12 months ended January 31, 2004, the closing sales prices of our common stock ranged from a low of $2.08 to a high of $8.59. Any shortfall in revenues or earnings from levels expected or projected by investors or others could have an immediate and significant adverse effect on the trading price of our common stock in any given period. In addition, the stock market in general has experienced extreme price and volume fluctuations, affecting the market prices for many high technology companies and small capitalization companies such as ours and these fluctuations have often been unrelated to the operating performance of the specific companies. These broad fluctuations may adversely affect the market price for our common stock.

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

     We have incurred significant losses or experienced significant negative cash flow from operations during several fiscal years previous to fiscal 1999. Such negative cash flow significantly reduced our available capital to a point that, as of April 30, 1998, we had minimal cash on hand and a net deficit of $3.9 million. Although as of January 31, 2004, we had cash on hand and short-term investments totaling $34.9 million and a net worth of $46.9 million, we may not continue to generate sufficient revenues and net income to fund our operations. We have pursued many measures designed to reduce and minimize expenses and conserve our cash in prior periods when we experienced decreased or negative cash flow such as the renegotiation of pricing with manufacturers and suppliers, utilization of offshore engineering sources, the implementation of employee hiring freezes, reductions of employee headcount and the increased oversight of authorized expenses. We continue to monitor expenses and to conserve our available cash. However, to the extent we suffer any adverse effects to our revenues or net income because of delays in new product introductions, price competition or other competitive factors, our cash position and our business, operating results and financial condition will be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. government debt securities and cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% move in interest rates would have an immaterial effect on our financial position, results of operations and cash flows.

     Foreign Currency Exchange Rate Risk. The majority of our net revenues, costs of manufacturing, research and development and marketing expenses are transacted in U.S. dollars. Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been material to us to date.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Our management, with the participation of the chief executive officer and our chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. They have concluded that as of such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b)  Changes in internal controls. During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal controls or in other factors that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     In 1989, we entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (collectively, Philips) to license technology pertinent to their I2C bus technology. We paid royalties under this license through 1993, at which point we believed that the license became fully paid and no further royalties were owed. In May 2001, we received a written communication from Philips claiming that royalties under this license were still owing on certain products. In December 2003, we agreed to amend the license agreement to allow a one-time payment of $1.65 million for any royalty obligation through August 2004 when the patent expires. In fiscal year 2004, we charged $1.0 million and $296,000 to its cost of revenues in the quarters ended October 31, 2003 and January 31, 2004. We will recognize the remaining prepaid royalty cost of $234,000 through August 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Description

10.1	Sale-Purchase Promissory Agreement, dated November 6, 2003, between Registrant and S.C. Hathor Impex SRL

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

     On November 20, 2003, the Registrant furnished a Current Report on Form 8-K announcing the financial results for the quarter ended October 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 9, 2004	By:	/s/ Gelu Voicu

Gelu Voicu
President and Chief Executive Officer

Date:	March 9, 2004	By:	/s/ Thomas E. Gay III

Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Sale-Purchase Promissory Agreement, dated November 6, 2003, between Registrant and S.C. Hathor Impex SRL

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002