Form 10-K
period 2004-05-02
CATALYST SEMICONDUCTOR INC
filed 2004-06-30
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 2, 2004

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

Common Stock, $.001 par value

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of voting stock held by non-affiliates of the registrant as of October 24, 2003, the last day of the registrant’s most recently completed second quarter, was $82.3 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      The number of shares of Registrant’s Common Stock outstanding as of June 15, 2004 was 16,431,705.

CATALYST SEMICONDUCTOR, INC.

CATALYST SEMICONDUCTOR, INC.

EXPLANATORY NOTE

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

PART I

Item 1.	Business

Overview

      We design, develop and market a broad line of reprogrammable non-volatile memory products and analog and mixed-signal products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We target high volume markets for our cost effective, high quality semiconductor products. We have been a committed long term supplier of memory products even through periods of tight manufacturing capacity and cyclical market downturns. We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog and mixed-signal products that offer our customers a more complete system solution. We supply semiconductor products in high volumes to our diverse customer base of more than 3,000 customers and shipped more than 100 million units in each of the last three fiscal quarters.

      We outsource the fabrication of our products to third party foundries for a high quality, low cost and long term supply of our products. We focus our internal efforts on product design, testing and sales. In fiscal 2003, we strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Sunnyvale, California headquarters. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as to broaden our product line of analog and mixed-signal products.

      We incorporated in California in October 1985. In May 1993, we reincorporated in Delaware. Our principal executive offices are located at 1250 Borregas Avenue, Sunnyvale, California 94089, our telephone number is (408) 542-1000 and our website is www.catalyst-semiconductor.com. Information contained on or accessible through our website does not constitute a part of this report.

      Our fiscal year ends on the Sunday closest to April 30 of each year. We refer to the fiscal year ended April 30, 2000 as fiscal 2000, the fiscal year ended April 29, 2001 as fiscal 2001, the fiscal year ended April 28, 2002 as fiscal 2002, the fiscal year ended April 27, 2003 as fiscal 2003 and the fiscal year ended May 2, 2004 as fiscal 2004. Fiscal 2005 will end on May 1, 2005. For presentation purposes only, we refer in this report to April 30 as the end of each fiscal year.

Industry Background

      Semiconductor devices may be divided into three broad categories: analog, digital and mixed-signal. Analog products monitor and manipulate real world signals such as sound, light, pressure, motion, temperature and electrical current. Digital circuits, such as microprocessors, use threshold voltages which function as on and off switches, which are expressed in binary code as ones and zeros. The digital components process and manipulate the data while the analog components condition the inputs or signals. Mixed-signal devices incorporate both analog and digital functions into a single semiconductor device. In most cases, these mixed-signal devices convert analog signals to digital signals or vice versa, or these devices may be used to improve the performance of the specific analog application. Non-volatile memory devices require certain building blocks that have analog characteristics included within them in order to perform their memory functions.

     Non-Volatile Memory Products

      The principal distinguishing characteristic of non-volatile memory is that it does not require a continuous application of power to retain data while volatile memory, such as dynamic random access memory, or DRAM, requires continuous power. While non-volatile memory products are often considered digital semiconductor devices, these non-volatile memory devices incorporate certain high performance analog blocks. Electronic systems primarily use non-volatile memory to store critical data when the power to the system is turned off. Virtually all electronic systems that use a digital processor or controller, including personal computers, printers, cellular handsets, digital cameras, optical networks, wireless local area networks, digital set-top boxes and automotive systems, incorporate non-volatile memory products such as electrically erasable programmable read only memory, or EEPROM, and/or flash memory. Many electronic systems utilize a combination of volatile and non-volatile memory.

      System manufacturers generally prefer non-volatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages over non-volatile memory devices that are not reprogrammable or which require physical removal for reprogramming. With reprogrammable memory, manufacturers can cost effectively change program codes in response to accelerated product cycles and changing market specifications. Reprogrammable memory greatly simplifies inventory management and manufacturing processes and allows the manufacturer to reconfigure or update a system either locally or remotely through a network connection. In addition, consumers use non-volatile memory devices that can be programmed and reprogrammed to store user selected system configurations in consumer electronics devices, such as phone numbers in mobile telephones. Major non-volatile memory classifications include EEPROM and flash.

      EEPROM provides significant programming flexibility to system designers. This non-volatile memory can be erased and reprogrammed electrically within the system hundreds of thousands to millions of times and can be altered one byte or several bytes at a time. In an EEPROM device, each cell, which is the discrete area on the device in which one bit is stored, consists of two transistors, one to store data and one to permit the cell to be selected when erasing data. Serial EEPROM transmits data through a single input, output port and parallel EEPROM transmits data through multiple input output ports concurrently. In March 2004, Gartner Dataquest estimated the total market for EEPROM in 2003 was $686 million.

      Flash provides significant programming flexibility to system designers at higher density than EEPROM. Although flash can be reprogrammed electrically within the system, the number of reprogramming cycles is generally less than EEPROM and only a memory block can be rewritten, not an individual byte. In flash, a block consists of an array of memory cells. Flash products can be manufactured with storage densities, transfer rates and data alterability comparable to DRAM and can achieve a relatively low manufacturing cost at higher densities. For low density memory used in high volume applications, flash is not cost effective relative to EEPROM. Because of its limitations and cost at low densities, flash is not used in certain system critical applications.

      The EEPROM market is characterized by high unit volumes sold at relatively low per unit prices. The EEPROM market has a limited number of vendors. Each participant in the EEPROM market has relatively weak pricing power because of interchangeability of one vendor’s parts for another’s. EEPROM prices are largely a function of the demand for electronic devices in which they are incorporated, available memory manufacturing capacity, product availability and memory density. In light of these competitive dynamics, some suppliers have exited the EEPROM market, leaving fewer alternatives for original equipment manufacturer, or OEM, customers. Manufacturers customarily use flash and EEPROM to address different needs but often within the same electronic system. Since most consumer and industrial electronic devices continue to use EEPROM either separately or in conjunction with other memory, OEM customers want to develop relationships with memory vendors who are likely to be long term vendors of EEPROM and those vendors which are developing and supplying a broad range of products.

     Analog and Mixed-Signal

      The analog and mixed-signal market is generally broken into two major product categories depending on how the devices are used by system designers:

•	general purpose analog and mixed-signal products for standard designs; and

•	analog and mixed-signal application specific standard products, or ASSPs, for customized designs.

      General purpose analog and mixed-signal products that perform a given function usually are interchangeable with standard components from another supplier. Similarly, in the memory market, most non-volatile memory components are general purpose or industry standard parts and are interchangeable with parts from other suppliers.

      General purpose analog and mixed-signal products include power management products, which control and regulate the amount of power delivered to an electronic system. Power management products are critical to overall system performance and cost. These products include direct current to direct current, or DC to DC, converters, switching regulators, low drop out voltage regulators and voltage references. Suppliers of power management products are increasingly integrating discrete power management components into multi-function devices to reduce design time and lower system costs by consuming less board space and power.

      ASSPs are a superior solution for systems that have special requirements, such as portability, size constraints or functionality. The relationship between customer and supplier tends to be more dynamic and intertwined in this market with greater reliance on each other. On one hand, the customer has to have enough trust in the supplier to take the risk of committing its supply chain to a single vendor. On the other hand, the supplier faces the risk of investing significant research and development resources to design and develop a customized solution with the uncertainty of the market acceptance of the customer’s end product. Suppliers servicing the ASSPs market typically have greater pricing power and receive higher margins.

      The analog and mixed-signal market is highly fragmented into many segments with numerous vendors serving one or more of the various segments. The general purpose analog and mixed-signal semiconductor market is characterized by long product cycles with a broad, diverse base of customers. As a result, general purpose analog and mixed-signal product prices tend to be more stable than those for non-volatile memory products. In April 2004, Gartner Dataquest estimated that the total general purpose analog and mixed-signal product market was $10.6 billion in 2003.

Our Competitive Strengths

      We have nearly two decades of experience in the design, testing and sale of reprogrammable non-volatile memory products, including EEPROM and low density flash. We believe we have established a brand name that our OEM and distribution customers associate with cost effective, high quality and high value products supported by excellent customer service. These strengths have helped us grow in the competitive non-volatile memory market. On April 30, 2004, we completed our sixth consecutive fiscal year of profitability. We intend to leverage our OEM customer base and the design and operational expertise developed in our non-volatile memory products to increase our revenues from our non-volatile memory and analog and mixed-signal product offerings.

      We believe the following are our key competitive strengths:

High Quality Design. We have invested and intend to continue to invest substantial resources in research and development to improve our memory, analog and mixed-signal products. To complement our Sunnyvale, California engineering capabilities, in 2003, we established our own design and development center in Bucharest, Romania. We previously used contract personnel in Romania but now have an integrated design organization. In addition, we have subsequently added engineers in both Romania and

California. Through the development of our EEPROM products, we also routinely design and develop high performance analog and mixed-signal functions for use in our non-volatile memory products. As a result, our design personnel have extensive experience in designing high performance analog blocks, which we believe will enable us to expand our focus to the complementary analog and mixed-signal product market.

Expertise in High Volume, Low Cost Manufacturing. The markets for our non-volatile memory products are characterized by high unit volumes sold at competitive prices. To reduce cost, we are developing successive generations of our memory products scaled to smaller process geometries, such as our current efforts to transition a portion of our products to 0.50 micron and 0.35 micron, which is intended to result in reduced die sizes and lower cost per unit. We conduct a portion of our sort operations in our Sunnyvale, California headquarters and take other steps to maintain and improve the quality of our products. These efforts have improved the yield on our products. We use third party contractors for a majority of our manufacturing, packaging, testing and shipping activities in order to control our costs and to be able to respond quickly to customer requests.

Long Term, Established Foundry Relationships. We have worked with our primary foundry partner, Oki Electronic Industry Co., Ltd., or Oki, for more than 19 years. This long standing foundry relationship has enabled us to optimize our designs for Oki’s high volume and high yield processes. To reduce our reliance on a single wafer foundry, we also developed our processes so that different fabrications facilities could easily replicate them. In 2000, we also began volume shipments of our products from X-FAB Texas, Inc., or X-FAB, which currently produces our analog and mixed-signal products and acts as a second fabrication facility for some of our non-volatile memory products.

Comprehensive EEPROM Product Line. We believe that we offer one of the most comprehensive lines of serial and parallel EEPROM products in the industry. Our EEPROM products support industry requirements and are available in a broad selection of densities and voltages. Our EEPROM product line includes a wide array of performance characteristics which electronic system manufacturers need, such as interfaces, memory densities, voltages and bus speeds.

Diverse End Markets and Applications. Through direct and indirect sales channels, we sell our products in a variety of end markets, including consumer, computing, communications, industrial and automotive. Our solutions are used in a broad array of applications within each of these markets, such as automotive systems, cordless telephones, digital cameras, digital video players, digital set-top boxes, mobile phones, optical networks, personal computers and wireless local area networks. Due to the diversity of our markets and applications, we are not dependent on any individual industry or end user product. In addition, we believe we have the opportunity to take advantage of the markets and growth in any of the industries we serve.

Strong Customer Base. We are one of the largest suppliers of EEPROM in the world and we have relationships with many customers including large OEMs, through direct sales and distributors. During fiscal 2004, we served more than 3,000 customers. Through our collaborations with OEM customers in an interactive product design and development process, we have established durable relationships, solidified our customer base and defined the next generation of our products. Consequently, we believe that we are well positioned to continue to sell our existing and future analog and mixed-signal products to these customers, which could use many of these products in conjunction with our memory products.

Our Strategy

      We intend to continue to provide our customers with a reliable source of industry standard non-volatile memory products. We also intend to further improve our non-volatile memory products and become a systems knowledgeable partner to our customers by providing a broad range of standard and custom analog and mixed-signal products. Our strategy includes the following:

Strengthen and Expand EEPROM Product Offerings. We intend to continue to develop high performance EEPROM products and reduce our costs by continuing to migrate to smaller process geometries. We intend to continue to increase the breadth of our non-volatile memory offerings and continue to provide high quality, competitively priced products with higher data transfer speeds and a broad range of densities and voltages. As a result, we intend to strengthen our position in the EEPROM market.

Broaden Standard Analog and Mixed-signal Product Offerings. We have developed a range of industry standard analog and mixed-signal products that serve high volume markets. Leveraging our large OEM customer base and efficient, low cost manufacturing process, we intend to become a reliable, high volume, cost effective supplier of standard analog and mixed-signal products to existing and new OEM customers. We intend to continue to introduce additional industry standard analog and mixed-signal products to increase net revenues, address new applications and increase our portfolio of analog building blocks for internal reuse in other products, such as application specific analog and mixed-signal products. We reuse proven design blocks, which enables us to reduce the design and manufacturing risks associated with new products and assists us in reducing development times and in achieving higher reliability and manufacturing yields.

Expand Proprietary Analog and Mixed-signal Product Offerings. We have introduced a range of proprietary analog products, which often integrate analog elements with reprogrammable non-volatile memory, such as digital potentiometer products, or DPPs, and processor supervisors. We intend to continue to introduce additional embedded memory products and to leverage our non-volatile memory and analog design expertise. We intend to continue to have these products built for us by our foundry partners using our proprietary process technology, which supports both analog and non-volatile memory elements in a single manufacturing process technology. Some of our non-volatile memory customers, who include industry leading OEMs, are also beginning to purchase our standard analog products. We are now working with selected customers to develop more highly integrated, high value added products customized for specific applications. We are targeting selected applications in large segments, such as solid state illumination, which is lighting for displays, consumer electronic devices, automotive and other purposes.

      We intend to implement our strategies by:

•	leveraging our design portfolio and ongoing research and development activities;

•	expanding engineering resources in low cost areas, such as our Bucharest, Romania design center;

•	expanding our design portfolio and making selective acquisitions of complementary companies or technologies;

•	using third party foundries to provide wafer fabrication for our products;

•	developing our processes in a manner that permits the manufacture of our products in the fabrication facilities of different semiconductor foundries; and

•	taking advantage of the flexible capacity and lower fixed costs of the outsourced manufacturing model.

Products

      We use our expertise in non-volatile memory to develop a broad range of EEPROM products and selected flash products. In addition, we are expanding our focus to include analog and mixed-signal products.

     Parallel and Serial EEPROM

      We offer a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the inter-integrated circuit, or I2C, bus interface of Philips Electronics, the microwire interface protocol of National Semiconductor and the serial peripheral interface, or SPI, bus protocol of Motorola. Additionally, we offer four wire bus interface protocol type products, primarily for Japanese customers. We offer products in a wide variety of density from 1 kilobit, or Kbit, to 256 Kbit, and voltage ranges from 1.8 volts to 6.0 volts. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are digital cameras, disk drives, digital video and compact disc players, cordless phones, laser printers, memory modules for computers, mobile phones, remote controls and various automotive applications.

      We offer both standard 5.0 volt and 3.3 volt parallel EEPROM, the latter of which meets battery operated application requirements. We offer products with a broad range of densities, such as 16 Kbit to 512 Kbit densities. Parallel EEPROM provides faster transfer rates than serial EEPROM, which transfers data through a single port. Because of the higher number of drivers and packaging, parallel EEPROM is larger and more costly to manufacture than serial EEPROM and, accordingly, is used primarily in high performance applications. Parallel EEPROM is primarily used in applications such as point of sale terminals, industrial controllers, local area network adapters and telecommunication switches.

     Flash Memory

      We currently offer flash memory in a small number of densities. We offer Intel licensed flash memory devices in densities ranging from 512 Kbit to 2 megabit, or Mb. This family includes Intel licensed boot block and bulk erase technologies available in 1 Mb and 2 Mb densities.

     Analog and Mixed-Signal

      Although we have not received a substantial portion of our net revenues to date from analog and mixed-signal products, we have undertaken development programs and we are now beginning to release standard and ASSP products to the market. We believe that there is a substantial market opportunity for analog and mixed-signal products and have begun to leverage our design, development and sales skills to accomplish these objectives. Because applications for non-volatile memory incorporate microcontrollers or microprocessors, we have been developing products which would interface with the controllers in various applications such as power management, systems supervision and interface support.

      Supervisory Products with EEPROM. We have introduced a family of microcontroller supervisory products, which combine serial EEPROM with the reset and watchdog functions required by many microcontrollers to ensure safe sustained operation and allow systems to recover more efficiently from power disruptions. These products integrate two functions in the same semiconductor to provide savings in printed circuit board space and component costs. Our initial products are designed for use by the automotive industry and for power metering functions. Currently, we offer 2 Kbit, 16 Kbit and 64 Kbit of EEPROM with embedded supervisory functions. Other memory products of other densities are under development. We believe that we are one of the few analog semiconductor companies with floating gate EEPROM technology, which is the basis of this family of products.

      Supervisory Products without Memory. We have also introduced a family of multi-industry supervisory products without EEPROM memory, based on our patent pending floating gate technology, which replaces bandgap technology, allows low standby power and provides electronic system designers with the ability to program the critical threshold voltage after packaging, which reduces our inventory costs while providing higher precision to the OEM customer more cost effectively.

      Digitally Programmable Potentiometers (DPP). We have introduced a number of solid state DPP products, which replace mechanical potentiometers used to fine tune and trim electronic circuitry in a variety of applications. DPP products are built using the same processes as our EEPROM products. We have released 35 DPP products to the market thus far. Our DPP products have been included in digital cameras and optical transceivers.

      White LED Drivers. We have introduced several products intended to drive the white light emitting diodes, or LED, drivers used as backlights in color liquid crystal display, or LCD, screens in cell phones, digital cameras, MP3 music players, personal digital assistants, industrial instrumentation and home appliances. Color displays require more specialized LED drivers than monochrome displays. Our products tightly regulate the current to the LEDs to ensure the uniform brightness and color purity necessary for the clarity in viewing the color displays.

      DC to DC Converters. Converting one current voltage to another within an electronic system is a common requirement, particularly in battery powered applications where the power available from the batteries will decline over time and use. Our designs allow smooth operation of a system throughout the battery life. Our first generation of DC to DC converters are pin compatible with industry standard circuits.

      I2C Interface Input/ Output Expanders. As consumers demand greater functionality in consumer electronics products, such as cell phones, the input/output demands of those applications exceed those which can be economically incorporated into microcontrollers. Our Input/ Output Expanders support adding eight or 16 input/output ports to those of the microcontroller to use less circuit board space and at low cost. We also make LED dimmers which offload control of LED lighting from the microcontroller. These dimmers control up to 16 LEDs.

      All of the products described above are, or are expected to be, available in environmentally friendly packages.

Customers and Markets

      The following is a representative list by industry of our end customers:

Industry	Customer	Application

Automotive	Denso	powertrain control systems
Computing	Asustech	desktop computers; motherboards
	Hewlett-Packard	printers
	Infineon Technologies	dual in-line memory modules, or DIMMs
	Samsung	DIMMs
Consumer	LG Electronics	LCD monitors; digital video and compact disc players
	Lite-on	digital video and compact disc players
Telecommunications	CCT	cordless telephones
	VTech	cordless telephones

Sales and Marketing

      The majority of our customers order our products through our manufacturers’ representatives, distributors and resellers. These manufacturers’ representatives, distributors and resellers also create demand for our products, generally focusing on OEM customers who are not directly served by our internal sales managers. For example, our distributors sell to OEM customers or those OEMs’ contract manufacturers.

      As of April 30, 2004, we employed 24 people in our sales organization. In addition to our Sunnyvale, California headquarters facility, we have sales operations in Southern California, Illinois, California, China, England, Germany, Japan, South Korea and Taiwan. Our sales offices support both OEMs and manufacturers’ representatives, distributors and resellers. In addition, our Japanese operation works closely with Oki, one of our foundries, OEM customers and their contract manufacturers, as well as our Japanese manufacturers’ representatives, distributors and resellers.

      Currently, we have eight distributors and one reseller in North and South America and a network of more than 28 distributors and seven resellers throughout Asia, Europe and Africa to support our international business. These firms work with our regional sales managers in discovering new opportunities, providing technical support and other value-added services.

      We often seek to develop strategic relationships with major OEMs and other customers by providing a high level of customer support and rapid problem solving. Our product knowledge includes a broad range of non-volatile memory and analog and mixed-signal technology compatible with the common industry standards. We also seek to work closely with our customers to provide solutions to address an individual customer’s needs.

      Our marketing activities consist of several key components:

•	targeted print advertising in trade, technical and business publications;

•	online advertising on our website;

•	cooperative marketing programs with manufacturers’ representatives, distributors and other resellers;

•	participation in seminars and tradeshows; and

•	direct mailings to both prospective and existing customers.

Research and Development

      We have made and expect to continue to make substantial investments in research and development and to participate in the development of new and existing industry standards. As of April 30, 2004, our research and development staff consisted of 70 full time equivalent employees working primarily in Sunnyvale, California and Bucharest, Romania.

      Our memory engineering group develops non-volatile memory products. Our analog and mixed-signal development group develops products with logic as well as analog circuitry contents. In connection with the development of our EEPROM products, we also routinely design and develop high performance analog and mixed-signal functions used in our non-volatile memory products. As a result, we have extensive experience in designing high performance analog blocks. Our technology development group develops advanced processes in cooperation with our foundries and also supports the design engineers with device modeling and characterization. Our computer aided design engineering group supports the design tools used by our design and layout engineers and converts the design data into mask shop usable format. Our test engineering group develops test programs for validating the electrical performance of our products in wafer and packaged form.

Intellectual Property

      We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. As of April 30, 2004, we owned 18 U.S. patents and have nine pending applications for additional U.S. patents. The expiration dates of our patents range from January 2008 to September 2021. As a result of the rapid changes in technology, the lives of these patents will likely last longer than the economic lives of the technologies they cover. We also have a number of trademarks. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. We also protect our numerous original mask sets under the copyright laws.

      We also own a substantial body of proprietary techniques and trade secrets. We seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of our proprietary rights to the same extent as the laws of the United States, which is an increasing concern as more of our production is located in foreign countries.

      We may become involved in patent or other intellectual property disputes or actions. From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties’ patents. We evaluate these letters on a case by case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license or reject the other party’s demands. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

Manufacturing

      We have established close relationships with our foundry partners for our wafer fabrication in an effort to ensure stability in our supply of products and focus our internal efforts on product design and sales. We currently outsource our wafer fabrication to Oki and X-FAB. Our designs are manufactured utilizing processes developed jointly by us and Oki or X-FAB, as the case may be. Oki currently manufactures a majority of our high volume production. X-FAB currently manufactures our analog and mixed-signal products as well as some of our EEPROM products. We endeavor to develop our processes in a manner that permits the portability of our manufacturing processes. We currently purchase wafer supplies on a purchase order basis from Oki and X-FAB. We also have a die bank of wafers in order to be able to respond to customer orders quickly and to attempt to manage our exposure to changes in manufacturing capacity and wafer costs.

      We have wafer sorting operations at our headquarters facility in Sunnyvale to control quality and improve yields and we also utilize a subcontractor in Japan for this purpose. We perform circuit assembly and testing primarily through our subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual die, which are then assembled into packages. The packaged devices are further tested and inspected pursuant to our quality assurance program prior to shipment to our customers. The majority of our assembly and test services are provided in Bangkok, Thailand by NS Electronic Bangkok, or NSEB, and Millennium Microtech Holding Corporation; in the Philippines by Orient Semiconductor Electronics, Inc., or OSEP, and in China by ChipPAC Limited. We also subcontract certain production planning, product engineering, shipping and tape and reel activities to Trio Tech International, NSEB and OSEP.

Competition

      The semiconductor industry is competitive and has been characterized by price competition, manufacturing capacity constraints and product availability constraints. We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources.

      Our non-volatile memory products, such as EEPROM devices, compete on the basis of product performance, price, product availability and customer service. We believe that we compete successfully with respect to each of these competitive factors. Price competition is significant and is expected to continue. We believe our principal competitors for our EEPROM products currently include Atmel, STMicroelectronics and Microchip Technology.

      We manufacture low density flash memory products, which represent a small subsegment of the flash memory market. This subsegment has been characterized by reduced demand for low density memory, which has resulted in lower product availability and higher cost, due to the shift by most customers to the larger flash memory sizes that we do not offer. Our key competitors for low density or similar flash memory products include Silicon Storage Technology and Integrated Silicon Solution.

      We currently compete in the analog and mixed-signal products on the basis of price, product performance, product availability and customer support. The analog and mixed-signal industry is highly fragmented with competition varying with the applicable segment and subsegments, including: Maxim Integrated Products, Linear Technology, Intersil, Fairchild Semiconductor, National Semiconductor and Texas Instruments.

Employees

      As of April 30, 2004, we had a total of 130 employees worldwide. Our employees are also supported in part by our subcontracting of certain other operations and manufacturing activities to approximately 102 contract employees located in Thailand and the Philippines. Our future success will depend on our ability to attract, train, retain and motivate highly qualified employees. Our employees are not represented by any collective bargaining organization or labor unions. We have never experienced any work stoppage and we believe that our employee relations are favorable.

Executive Officers

      Set forth below is certain information as of April 30, 2004, regarding each of our executive officers:

Name	Age	Principal Occupation

Gelu Voicu	54	President, Chief Executive Officer and Director
Thomas E. Gay III	55	Vice President of Finance and Administration and Chief Financial Officer
Sorin Georgescu	52	Vice President of Technology Development
Irvin W. Kovalik	66	Vice President of Sales
George Smarandoiu	57	Vice President of Product Design
Barry H. Wiley	67	Vice President of Corporate Marketing

      Mr. Voicu has served as our president and chief executive officer and as a director since October 2002. From August 2002 to October 2002, he served as our executive vice president and chief operating officer. From April 1998 to August 2002, he served as our vice president of engineering and manufacturing. From July 1995 to April 1998, Mr. Voicu was our director of flash product lines. Mr. Voicu holds an M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

      Mr. Gay has served as our vice president of finance and administration and chief financial officer since May 1998. From August 1997 to May 1998, he was the controller of Wireless Access, Inc., a communications device manufacturing company. From April 1993 to May 1994, he was our controller and, from July 1994 to November 1996, he was a contract accountant for us. From July 1988 to July 1992, Mr. Gay was controller of Sanmina Corporation, a contract manufacturing company. Mr. Gay holds a B.S. in Accounting from San Diego State University.

      Mr. Georgescu has served as our vice president of technology development since October 2001. From October 1998 to October 2001, he was director of process development at Tripath Technology, Inc., a semiconductor manufacturer. From April 1998 to October 1998, he was our vice president of technology. From October 1997 to April 1998, Mr. Georgescu was an engineering manager at Sandisk Corporation, a semiconductor manufacturer. From August 1994 to October 1997, he was our director of process development. Mr. Georgescu holds an M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

      Mr. Kovalik has served as our vice president of sales since October 1998. From January 1998 to October 1998, he was director of strategic sales for Alliance Semiconductor, Inc., a semiconductor company. From January 1997 to January 1998, he was vice president of sales for NovaWeb Technologies, Inc., a modem manufacturer. From September 1995 to January 1997, Mr. Kovalik was director of strategic sales for Sequel, Inc., a semiconductor company. From June 1992 to June 1995, he was our vice president of sales. Mr. Kovalik holds a B.S. in Electrical Engineering for the University of Illinois.

      Dr. Smarandoiu has served as our vice president of design since December 2002. From 1992 to 2002, he served in a variety of roles at Atmel Corporation, a semiconductor company, most recently as director of mixed-mode product development. Dr. Smarandoiu holds a Master of Engineering and Doctor of Engineering from the University of California, Berkeley.

      Mr. Wiley has served as our vice president of corporate marketing since November 2000. From September 1999 to November 2000, he was our vice president, programmable analog business unit. From July 1997 to September 1999, he was vice president marketing and sales for IMP, Inc., a semiconductor manufacturer. Mr. Wiley holds a B.A. in Physics from the University of California, Berkeley, an M.B.A. from the Harvard School of Business Administration and an M.A. in Physics from the University of Southern California.

Website Postings

      We make our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, at the following address: www.catalyst-semiconductor.com. The information in or that can be accessed through our website is not part of this report.

Item 2.	Properties

      Our principal administrative, sales, marketing, research & development and sort facility is located in a building of approximately 42,500 square feet in Sunnyvale, California. The facility is leased through July 2006 with an option to renew. Our research and development facility in Romania, consisting of 8,300 square feet, is leased though December 2005. We also have office space in Illinois, China, Japan, Korea and Taiwan. We believe that our existing facilities are adequate to meet our current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

      We are not party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

      Our common stock is quoted on the Nasdaq National Market under the symbol “CATS.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the period from September 3, 2003 to the present and on the Nasdaq SmallCap Market for the period prior to September 3, 2003.

	Price Range

	High	Low

Fiscal year ended April 30, 2003
First Quarter	$3.48	$2.32
Second Quarter	2.77	1.95
Third Quarter	2.81	2.14
Fourth Quarter	2.68	2.05
Fiscal year ended April 30, 2004
First Quarter	$6.50	$2.51
Second Quarter	7.99	4.60
Third Quarter	8.98	6.30
Fourth Quarter	9.75	7.08

      On June 28, 2004, the reported last sale price of our common stock on the Nasdaq National Market was $6.75 per share. As of April 30, 2004, there were approximately 147 holders of record of our common stock, excluding those persons holding shares in street or nominee name. The actual number of our stockholders is greater than this number of holders of record.

Dividend Policy

      We have never declared or paid any cash dividends on our common stock or other securities. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Our Stock

      The following table sets forth certain information regarding purchases by us of shares of our common stock during the fourth quarter of fiscal 2004.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number	Average	Part of Publicly	be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(1)	or Programs

February 2, 2004 - February 29, 2004	—	—	—	—
March 1, 2004 - March 28, 2004	—	—	—	—
March 29, 2004 - April 30, 2004	600,000 (2)	$6.77	—	—

Total	600,000	$6.77	—	—

(1)	In September 2001, our board of directors authorized a program for the open market purchase of up to an aggregate 1.5 million shares of our common stock, and in March 2003 increased the authorized limit to an aggregate of 2 million shares. Our most recent purchases under this program were 74,000 shares in the first quarter of fiscal 2004 and, to date, we have purchased an aggregate 1,544,100 shares under the program. A maximum of 455,900 shares may yet be repurchased under the program. See the section entitled “Common Stock Repurchase Plan” in Item 7 of this annual report for further information on this program.

(2)	Represents shares purchased from Elex N.V. on April 22, 2004.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in this report. Historical results are not necessarily indicative of results to be expected in the future.

	Years Ended April 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$63,538	$48,221	$42,791	$98,015	$49,527
Cost of revenues	37,375	28,396	27,158	50,863	26,837

Gross profit	26,163	19,825	15,633	47,152	22,690
Research and development	7,130	5,223	4,380	4,543	2,846
Selling, general and administrative	11,453	10,020	10,652	13,490	9,042

Income from operations	7,580	4,582	601	29,119	10,802
Interest income (expense), net	379	382	663	793	(492)

Income before income taxes	7,959	4,964	1,264	29,912	10,310
Income tax provision (benefit)	(1,408)	(1,354)	494	2,560	300

Net income(1)	$9,367	$6,318	$770	$27,352	$10,010

Net income per share:
Basic	$0.57	$0.38	$0.04	$1.63	$0.69

Diluted	$0.48	$0.34	$0.04	$1.36	$0.50

Weighted average common shares:
Basic	16,567	16,721	17,829	16,744	14,552
Diluted	19,411	18,339	20,439	20,169	19,974

(1)	In fiscal 2004 and fiscal 2003, our net income was favorably impacted by $4.7 million and $1.9 million, respectively, due to the reversal of our tax valuation allowance.

	April 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,809	$27,906	$26,295	$30,534	$6,205
Total working capital	46,338	39,017	36,180	38,516	8,709
Total assets	66,865	50,588	47,924	53,178	22,943
Total current liabilities	12,877	8,235	9,296	12,073	12,378
Total long-term liabilities and capital lease obligations	—	—	3,262	1,992	64
Stockholders’ equity	53,988	42,353	35,366	39,113	10,501

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE

      The following discussion should be read together with the consolidated financial statements and notes thereto included in this annual report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements contained herein are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See the risks and uncertainties identified in “Certain Risks that May Affect Our Future Results” below and in the documents filed by us from time to time with the Securities and Exchange Commission. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

      We design, develop and market a broad line of reprogrammable non-volatile memory products and analog and mixed-signal products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We generally target high volume markets for our cost effective, high quality products. We have been a committed long term supplier of memory products even through periods of tight manufacturing capacity and cyclical market downturns.

      The market for our non-volatile memory is competitive and market participants have relatively weak pricing power. Although average selling prices of our non-volatile memory products have declined over time, prices are sensitive to conditions in our OEM customers’ target markets. For example, the average selling prices for most of our EEPROM products weakened initially but ultimately increased in fiscal 2004, whereas the market conditions improved and average selling prices for our low density flash increased consistently during the same period. In general, we expect the average selling prices for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity.

      We are leveraging our extensive experience in high-volume, reprogrammable memory products to develop complementary analog and mixed-signal products that offer our customers a more complete system solution. In fiscal 2003, we strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Sunnyvale, California headquarters. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop a broader solution with our line of analog and mixed-signal products. Although analog and mixed-signal products comprised 2.9% of net revenues in the fourth quarter of fiscal 2004, we expect net revenues from analog and mixed-signal products to comprise a larger portion of our net revenues in the future.

      Our business is less capital intensive than traditional semiconductor companies since we outsource to third parties the manufacturing, assembling and testing of our products. We use Oki and X-FAB for foundry services and primarily use NSEB for assembly and test services. We strive to maintain long term relationships with our suppliers to ensure stability in our supply of products at a low cost. In addition, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for selected high volume products.

      We market and sell our products directly through our sales force and indirectly through manufacturers’ representatives, distributors and resellers. Indirect sales were a majority of our total sales in fiscal 2004 and in fiscal 2003. Our OEM customer base, including end customers of our manufacturers’ representatives, distributors and resellers, is relatively diverse and during fiscal 2004 consisted of more than 3,000 customers. We have approximately 40 manufacturers’ representatives, distributors and resellers but the only party that accounted for more than 10% of our net revenues in fiscal 2004 was ALR Company Limited, a Chinese reseller, which comprised of approximately 11% of our net revenues.

      Our sales are generated by purchase orders and are typically shipped within a few weeks of receiving the order. Since industry practice allows customers to reschedule or cancel orders on relatively short notice, we do not use backlog to forecast our future net revenues. Cancellations of customer orders or distributor price protection and stock rotation rights, both industry standards, could result in the loss of future net revenues without allowing us sufficient time to reduce our inventory and operating expenses.

      Sales to customers outside the United States comprised the vast majority of our net revenues in recent periods. This increasing non-United States growth in net revenues was consistent with the current trend towards outsourcing of the manufacturing process, particularly to companies located in Asia. Substantially all sales of our products are denominated in U.S. dollars, minimizing the effects of currency fluctuations.

Description of Operating Accounts

      Net Revenues. Net revenues consist of product sales, net of returns and allowances.

      Gross Profit. Gross profit is net revenues less cost of revenues and is affected by a number of factors, including competitive pricing, product mix, foundry pricing and yields. Cost of revenues consists primarily of costs of manufacturing, assembly and testing of our products as well as compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. It also can include, on occasion, adjustments to inventory valuations based on demand and average selling prices expected in future periods.

      Research and Development. Research and development expense consists primarily of compensation and associated costs for engineering, technical and support personnel, contract engineering services, depreciation of equipment and cost of wafers and mask sets used to evaluate new products and new versions of current products.

      Selling, General and Administrative. Selling, general and administrative expense consists primarily of compensation and associated costs for sales, marketing and administrative personnel, commissions, promotional activities, professional fees and director and officer insurance.

Proposed Changes in Accounting for Stock-Based Compensation

      We may be required to expense stock options and other share-based payments to employees and directors, which would mean that we would record a significant charge to earnings. On March 31, 2004, the FASB issued an exposure draft No. 1102-100, “Proposed Statement of Financial Accounting Standards — Share-Based Payment,” effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. It will supersede SFAS 123, which allows for disclosure of this expense on a pro forma basis in notes to consolidated financial statements. This pro forma compensation expense was $2.8 million for fiscal 2004. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what actions we may elect to take to reduce this potential charge if this exposure draft is enacted. If we elect not to issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining the talented employees. We believe it is likely that any expenses resulting from the implementation of the exposure draft would be included in the income statement line item where the related salary cost for the applicable employee or consultant is recorded, and that as a result, it may be difficult for investors to conduct period to period comparisons of our expenses if this exposure draft is adopted.

Critical Accounting Estimates

      The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates and judgments based on historical experience and apply them on a consistent basis. We believe that such consistent application results in financial statements and accompanying notes that fairly represent our financial condition, operating results and cash flows for all periods presented. However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows.

Recognition of Revenues

      We generally recognize revenues as products are shipped if all of the following criteria are met:

•	we have evidence that an arrangement exists;

•	we have delivered the products;

•	we have performed the services, if any;

•	the sales price is fixed or determinable;

•	we believe that collection of the resulting receivable is reasonably assured; and

•	we can reasonably estimate product returns.

      We sell products directly to OEM customers and indirectly through manufacturers’ representatives, distributors and resellers. We recognize revenues upon delivery to OEM customers and manufacturers’ representatives, distributors and resellers who have no, or limited, product return rights and no price protection rights. We deem that delivery occurs when legal title and the risk of loss transfers to the customer. Delivery is generally defined by the customers’ shipping terms, as stated in the related purchase order. If the customers’ purchase orders do not define the shipping terms, the shipping terms will be Ex-Works as defined in our invoice. We record an estimated allowance for returns from OEM customers and manufacturers’ representatives, based on a percentage of our revenues. This estimate is based on historical averages.

      We sell to some of our distributors under agreements which provide for product return and price protection rights. These agreements generally permit the distributor to return up to 10% by value of the total products that the distributor has purchased from us in a specified six month period. We defer recognition of revenues until the time the distributor sells the product to the end customer, at which time the sales price becomes fixed. On a monthly basis, we receive point of sales information from each distributor. Using this information, we determine the amount of revenues to recognize. For distributors who have product return rights, we also record an inventory reserve to address the cost of products we anticipate that we will not be able to resell after their return by the distributors. For distributors who have price protection rights, distributors may take credits immediately and in general, we process the credits one or two months after the credit is taken by the distributor. We record a reserve to cover the estimated liability of those unprocessed credits. We re-evaluate our policies periodically and no less often than annually.

Inventory Valuation

      We value our inventory at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. We routinely evaluate the value and quantities of our inventory in light of the current market conditions and market trends and we record reserves for quantities in excess of demand, cost in excess of market value and product age. Our analysis may take into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors. Our forecasts for our inventory may differ from actual inventory use and the time we have held finished goods in inventory. The lives of our products are usually long and obsolescence has not been a significant factor historically in the valuation of our inventories.

      We maintain inventory reserves for quantities in excess of demand equal to the cost of inventory that exceeds expected demand for approximately the next 12 months. If market conditions are less favorable than those we estimate, we may be required to write down inventory. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional reserves to cover the even lower estimated sales price. Once established, we do not reverse inventory reserves until the associated inventory has been sold or physically scrapped.

Allowance for Doubtful Accounts

      We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and the bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $12.5 million, net of allowance for doubtful accounts of $138,000, as of April 30, 2004.

Income Taxes

      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our balance sheet on a net basis. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we establish a valuation allowance or increase this allowance in a period, we include an expense in the tax provision in the statement of operations.

      We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of April 30, 2004, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $9.1 million and our valuation allowance was zero.

      In fiscal 2004, we concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our recent history of net income before taxes. Accordingly, we reversed the $8.6 million valuation allowance that we had previously established. When the valuation allowance was reversed, $4.7 million benefited net income, while $3.9 million was credited to additional paid in capital. The amount credited to additional paid in capital was attributable to deferred tax assets associated with employee stock options.

Results of Operations

      The following table sets forth the percentage of net revenues for certain items in our consolidated statements of operations for the periods indicated::

	Years Ended April 30,

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%

Gross profit	41.2	41.1	36.5
Operating expenses:
Research and development	11.2	10.8	10.2
Selling, general and administrative	18.0	20.8	24.9

Income from operations	12.0	9.5	1.4
Interest income, net	0.5	0.8	1.5

Income before income taxes	12.5	10.3	2.9
Income tax provision (benefit)	(2.2)	(2.8)	1.1

Net income	14.7%	13.1%	1.8%

      The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Years Ended April 30,

	2004		2003		2002

EEPROM	$56,239	88.5%	$41,690	86.5%	$35,456	82.9%
Flash	5,988	9.4	5,786	12.0	6,907	16.1
Analog and mixed-signal	1,311	2.1	745	1.5	428	1.0

Net revenues	$63,538	100.0%	$48,221	100.0%	$42,791	100.0%

Comparison of the Fiscal Year Ended April 30, 2004 and 2003

      Net Revenues. Our net revenues increased $15.3 million, or 31.8%, to $63.5 million for fiscal 2004 from $48.2 million for fiscal 2003. The increase in net revenues was primarily due to the increased sales volume and shift in product mix of our EEPROM product line, for which net revenues increased $14.5 million, primarily from the growth in our inter-integrated circuit, or I2C, product line. Our flash product revenues continued to decline as a percentage of net revenues but increased slightly in absolute dollars in fiscal 2004 as a result of increased average selling prices and increased sales volume, especially in the last quarter of fiscal 2004 as we began selling to new OEM customers in Europe. Our analog and mixed-signal product revenues increased as we introduced more products to market and established product traction with our existing OEM customer base.

      Sales to customers outside the United States represented approximately 88% of net revenues in fiscal 2004 as compared to 80% of net revenues in fiscal 2003.

      Gross Profit. Gross profit increased $6.3 million, or 32.0%, to $26.2 for fiscal 2004 from $19.8 million for fiscal 2003. Gross margin, the result of gross profit divided by net revenues, was 41.2% for fiscal 2004 and 41.1% for fiscal 2003. The $6.3 million improvement in gross profit in fiscal 2004 was primarily due to higher sales volume, lower average costs and greater benefit from net movements in inventory reserves. This improvement was offset by lower average selling prices and a $1.4 million charge relating to a one-time payment we made to the Philips Corporation in settlement of disputed royalty obligations under a license agreement. In fiscal 2004 and fiscal 2003, charges to inventory reserves were $853,000 and $2.7 million, respectively. The sales of previously reserved inventory reduced cost of revenues by $2.0 million for fiscal 2004 and $3.1 million for fiscal 2003. The net impact of movements in inventory reserves was an improvement in gross profit of $1.1 million in fiscal 2004 and of $495,000 in fiscal 2003.

      Research and Development. Research and development expense increased $1.9 million, or 36.5%, to $7.1 million for fiscal 2004 from $5.2 million for fiscal 2003. As a percentage of net revenues, research and development expense was 11.2% in fiscal 2004 and 10.8% in fiscal 2003. The increase in research and development expense in fiscal 2004 was primarily attributable to an increase in personnel related expenses, including an increase in headcount. Additionally, there was a $312,000 increase in the depreciation and amortization of software, equipment and mask sets, which were purchased for development purposes. As of April 30, 2004, we employed 70 people in research and development activities, compared to 55 employees as of April 30, 2003.

      Selling, General and Administrative. Selling, general and administrative expense increased $1.4 million, or 14.3%, to $11.5 million for fiscal 2004 from $10.0 million for fiscal 2003. As a percentage of net revenues, selling, general and administrative expense was 18.0% in fiscal 2004 and 20.8% in fiscal 2003. The increase in absolute dollars was primarily attributable to a $886,000 increase in sales and marketing personnel related expenses, an increase in commissions paid to outside representatives of $191,000 and an increase of $213,000 for freight expense on higher shipping volume.

      Net Interest Income and Expense. We earned net interest income of $379,000 in fiscal 2004 compared to net interest income of $382,000 in fiscal 2003. Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 1.2% in fiscal 2004 and approximately 1.4% in fiscal 2003.

      Income Tax Provision (Benefit). The effective income tax rate was a benefit of 17.7% in fiscal 2004, as compared to a benefit of 27.3% in fiscal 2003. The difference between our fiscal 2004 and fiscal 2003 effective tax rates was primarily attributable to the reversal of our valuation allowance recorded against our net deferred tax asset.

Comparison of the Fiscal Year Ended April 30, 2003 and 2002

      Net Revenues. Our net revenues increased $5.4 million, or 12.7%, to $48.2 million for fiscal 2003 from $42.8 million for fiscal 2002. The increase in net revenues was primarily due to a $6.2 million increase in net revenues for our EEPROM products. This increase was offset by a decline in net revenues for our flash products due to deteriorating market conditions for the lower density flash products that we produce. Net revenues from our analog and mixed-signal products increased as we began to offer a greater number of products for sale.

      Sales outside the United States represented approximately 80% of net revenues in fiscal 2003 as compared to 71% of net revenues in fiscal 2002. The increase in sales outside the United States was primarily attributable to increased sales in Japan and Europe.

      Gross Profit. Gross profit increased $4.2 million, or 26.8%, to $19.8 million for fiscal 2003 from $15.6 million for fiscal 2002. Gross margin was 41.1% for fiscal 2003 and 36.5% for fiscal 2002. The $4.2 million improvement in gross profit in fiscal 2003 was primarily due to higher sales volume and lower costs, and a greater benefit from net movements in inventory reserves. Charges to inventory reserves were $2.7 million for fiscal 2003 and $2.1 million for fiscal 2002. The sales of previously reserved inventory reduced cost of revenues by $3.1 million for fiscal 2003 from $2.0 million for fiscal 2002. The net impact on inventory reserves was an improvement in gross profit of $495,000 for fiscal 2003 and a decrease in gross profit of $72,000 for fiscal 2002.

      Research and Development. Research and development expense increased $843,000, or 19.2%, to $5.2 million for fiscal 2003 from $4.4 million for fiscal 2002. As a percentage of net revenues, research and development expense was 10.8% for fiscal 2003 and 10.2% for fiscal 2002. The increase was primarily attributable to a $690,000 increase in personnel related expenses and a $97,000 increase in the depreciation of software and equipment purchased for development purposes.

      Selling, General and Administrative. Selling, general and administrative expense declined by $632,000, or 5.9%, to $10.0 million for fiscal 2003 from $10.7 million for fiscal 2002. As a percentage of net revenues, selling, general and administrative expense was 20.8% for fiscal 2003 and 24.9% for fiscal 2002. The decrease was primarily attributable to a $416,000 decrease in commissions paid to outside representatives and a $200,000 decrease in bad debt expense.

      Net Interest Income and Expense. We earned net interest income of $382,000 in fiscal 2003 compared to net interest income of $663,000 in fiscal 2002. Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 1.4% in fiscal 2003 and approximately 2.3% in fiscal 2002.

      Income Tax Provision (Benefit). The effective income tax rate was a benefit of 27.3% in fiscal 2003, as compared to a provision of 39.1% in fiscal 2002. The difference between our fiscal 2003 and fiscal 2002 effective tax rates was primarily attributable to the reversal in fiscal 2003 of a portion of our valuation allowance recorded against our net deferred tax asset.

Liquidity and Capital Resources

      At April 30, 2004, we had cash, cash equivalents and short-term investments of $33.8 million. Our historical sources of cash and capital expenditures have come from our operating activities. In fiscal 2003, we began to invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year. They are highly liquid and can be converted to cash at any time. They are classified as current assets in the balance sheet but are not considered cash and cash equivalents and are therefore excluded from our analysis of changes to cash and cash equivalents in our consolidated statement of cash flows included in this Form 10-K.

Net Cash from Operating Activities

      In fiscal 2004, we had operating cash flows of $10.7 million, which resulted from net income of $9.4 million, adjusted for non-cash charges including depreciation and amortization of $1.4 million, additions to inventory reserves of $853,000, a reduction of gross inventories of $2.6 million, an increase in accounts payable of $1.3 million primarily due to the timing and amount of inventory purchases, an increase in accrued expenses and other liabilities of $891,000 related primarily to the tax provision and an increase of $2.7 million for deferred gross profit on distributor sales due to increased distributor inventories. These increases were partially offset by releases of inventory reserves of $2.0 million resulting from shipments of previously reserved inventory and an increase in gross accounts receivable of $4.7 million due to increased shipments.

      In fiscal 2003, we had operating cash flows of $6.3 million, which resulted from net income of $6.3 million, adjusted for non-cash charges including depreciation and amortization of $1.1 million, additions to inventory reserves of $2.7 million, a reduction of gross accounts receivable of $1.1 million, a reduction of gross inventories of $821,000 and an increase in accrued expenses and other liabilities of $1.1 million primarily from tax related adjustments. These increases were partially offset by releases of inventory reserves of $3.1 million resulting from shipments of previously reserved inventory, a reduction in accounts payable of $1.4 million primarily due to the timing and amount of inventory purchases, an increase in deferred tax assets of $1.9 million and a decrease in the deferred gross profit on distributor sales due to decreased inventories and margins at distributors of $399,000.

      In fiscal 2002, we had operating cash flows of $3.3 million, which resulted from net income of $770,000, adjusted for non-cash charges including depreciation and amortization of approximately $1.0 million, an addition to the provision for doubtful accounts of $200,000, additions to inventory reserves of $2.1 million, a decrease in gross accounts receivable of $1.7 million related to decreased sales, an increase in accounts payable of $852,000, related to timing of our inventory purchases and an increase in other credits of $1.3 million. These increases were partially offset by releases of inventory reserves of $2.0 million resulting from shipments of previously reserved inventory, an increase in gross inventories of $472,000, an increase in other current assets of $642,000 related to an expected refund of income taxes paid in a previous year and a decrease in accrued expenses of $1.1 million.

Net Cash from Investing Activities

      In fiscal 2004, investing activities provided $1.7 million. During fiscal 2004, our short-term investments declined by $3.5 million as we transferred those funds to cash and cash equivalents. We also used $1.7 million primarily for the acquisition of test equipment.

      In fiscal 2003, investing activities used $21.8 million. During fiscal 2003, we invested $20.1 million in short-term investments and we used $1.8 million primarily for the acquisition of design software and equipment for research and development activities and our manufacturing operations.

      In fiscal 2002, investing activities used $833,000 primarily for the purchase of equipment for our manufacturing operations.

Net Cash from Financing Activities

      In fiscal 2004, cash used by financing activities was $3.0 million. In a private transaction we purchased 600,000 shares from Elex N.V., our largest stockholder, for $6.77 per share and an aggregate of $4.1 million, which represented a 13% discount from the closing market price on the Nasdaq National Market on the last trading date prior to the approval of the transaction by our Board of Directors. Separately, we purchased

74,000 shares of our common stock from the open market as part of our open market repurchase program. We also received $1.3 million of proceeds upon the exercise of stock options by employees.

      In fiscal 2003, cash used by financing activities was $2.9 million. We used $3.2 million to purchase an aggregate of 1,276,400 shares of our common stock in the open market as part of our open market repurchase program. We also received $296,000 of proceeds upon the exercise of stock options by employees.

      In fiscal 2002, cash used by financing activities was $6.7 million. In a private transaction we purchased 1.5 million shares from Elex N.V. for $3.13 per share and an aggregate of $4.7 million, which represented a 5% discount from the closing market price on the Nasdaq National Market on the date of the purchase. Separately, we purchased 193,700 shares of our common stock for an aggregate of $417,000 from the open market as part of our open market repurchase program. We used $2.0 million to pay off our bank credit line and remaining capital lease obligations. We also received $451,000 of proceeds upon the exercise of stock options by employees.

Common Stock Repurchase Plan

      In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In March 2003, the board of directors increased the authorized limit to an aggregate of 2 million shares. The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock. The following table summarizes the activity of the open market repurchase program through April 30, 2004 and does not include our repurchases of shares from Elex N.V.:

	Years Ended April 30,

	Total	2004	2003	2002

Shares repurchased in open market	1,544,100	74,000	1,276,400	193,700
Total cost of shares	$3,868,000	$216,000	$3,235,000	$417,000
Average cost per share	$2.51	$2.92	$2.53	$2.15

Contractual Obligations and Commercial Commitments

      The following table summarizes our contractual obligations as of April 30, 2004 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Years Ended April 30,

	Total	2005	2006	2007	2008

Contractual cash obligations
Operating leases(1)	$1,277	$621	$543	$113	$—
Sales-purchase promissory agreement(2)	2,200	2,200	—	—	—
Wafer purchases	5,691	5,691	—	—	—
Other purchase commitments	258	258	—	—	—

Total contractual cash obligations	$9,426	$8,770	$543	$113	$—

(1)	Our primary facility lease is our business office in Sunnyvale, California. This lease expires in 2006 and allows us to exercise an option to extend the term by an additional five years.

(2)	On November 6, 2003, we entered into a Sale-Purchase Promissory Agreement with S.C. Hathor Impex SRL to purchase a building for Catalyst Semiconductor Romania SRL. We expect to take possession of the building and complete the financial transaction by August 1, 2004.

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of April 30, 2004, we are not involved in any SPE transactions.

Need for Additional Resources

      On June 14, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-3 in connection with a proposed underwritten public offering of up to 1,450,000 newly-issued shares of common stock and up to 3,150,000 shares of our common stock held by certain selling stockholders. The registration statement is not yet effective. Although we currently intend to issue the shares to the public, we cannot be certain that the offering will be completed and that the shares will be issued.

      We believe that the net proceeds from the above offering, if completed, together with our current cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months. We have no current plans, nor are we currently negotiating, to obtain additional financing following the closing of the above offering. Our long term plan is to finance our core business operations with cash we generate from operations. However, from time to time we may raise additional capital through a variety of sources, including the public equity market, private financings, collaborative arrangements and debt. The additional capital we raise could be used for working capital purposes, to fund our research and development activities or our capital expenditures or to acquire complementary businesses or technologies. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements.

Effects of Transactions with Related Parties

Elex N.V.

      During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated by X-FAB, a wholly owned subsidiary of Elex N.V., a Belgian holding company, that owned 3,578,700 shares, or 21.8% of our outstanding shares, as of April 30, 2004. Mr. Roland Duchâtelet, the chairman and chief executive officer of Elex N.V., serves as a member of our board of directors. The wafers provided by X-FAB include wafers for our analog and mixed-signal products and EEPROM products. We believe that the cost of the wafers we purchase from X-FAB is no greater than comparable materials available from alternative foundries. We periodically negotiate the prices of wafers purchased from X-FAB with X-FAB management and compare those prices to quotes we obtain from other prospective foundries and pricing surveys published by various industry trade organizations. We purchased $3.7 million of wafers from X-FAB in fiscal 2004. As of April 30, 2004, 2003 and 2002, the total amount owed to X-FAB was $137,000, $18,000 and $184,000, respectively. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB.

      On April 22, 2004, we purchased 600,000 shares of our common stock from Elex N.V. for $6.77 per share and an aggregate of $4.1 million.

LXI Corporation

      We had an informal arrangement from 1995 through January 2003 to obtain engineering services from LXI Corporation, a California corporation, or Lxi, a provider of engineering services through Essex com SRL, or Essex, Lxi’s wholly owned subsidiary in Romania. The number of full time engineers we used was dependent upon the scope and number of research and development projects in process at a given time. These services related to our key development projects including development, design, layout and test program development services. We believe that we received these engineering services from Lxi on terms and at rates that were at least as favorable, if not more favorable, than we could obtain from unaffiliated third parties. Two of our officers, Gelu Voicu and Thomas E. Gay III, owned approximately 3% and 1%, respectively, of Lxi until

February 2003. Mr. Gay, who had served as a director of Lxi, resigned from that position in January 2003. Mr. Voicu and Mr. Gay received no payments from Lxi during fiscal 2004, fiscal 2003 and fiscal 2002 other than $40,000 and $12,000, respectively, from the repurchase of their shares at net book value by Lxi in February 2003. Additionally, we believe that our former chief executive officer, Radu Vanco, continues to own a majority of the outstanding shares of Lxi. In January 2003, we formed a wholly owned subsidiary in Romania to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi.

     Allan Advisors, Inc.

      One of our directors, Lionel Allan, has also served as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we paid Mr. Allan consulting fees of $8,333 per month throughout fiscal 2003. In April 2003, we terminated the agreement and paid the $29,000 balance due as required by the agreement. Mr. Allan no longer provides consulting services to us and we have no continuing obligations to Mr. Allan under the terminated agreement.

Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability, or an asset in some circumstances, financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

      On December 17, 2003, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB No. 104, which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB No. 101. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue managements, superseded as a result of the issuance of Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB No. 104 also rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers,” or the FAQ, issued with SAB No. 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 reflects the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of SAB No. 104 did not have a material impact upon our financial position, results of operations or cash flows for the fiscal 2004.

      In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. We are currently in the process of evaluating the impact that adoption of EITF Issue 03-6 will have on our financial position and results of operations.

Certain Risks that May Affect Our Future Results

      The following lists some, but not all, of the risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations. The risks and uncertainties set out below are not the only risks and uncertainties we face.

Our quarterly operating results may fluctuate due to many factors and are difficult to forecast, which may cause the trading price of our common stock to decline substantially.

      Our operating results have historically been and in the future may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for the electronic devices into which our products are incorporated;

•	volatility in supply and demand affecting semiconductor prices generally, such as the increases in supply of competitive products and significant declines in average selling prices we experienced most recently in fiscal 2002;

•	establishment of additional inventory reserves if sales of our inventory fall below our expected sales, or the anticipated selling prices of our products fall below the amounts paid to produce and sell certain parts;

•	changes in our product mix including product category, density, package type or voltage;

•	inadequate visibility of future demand for our products;

•	timing of new product introductions and orders of our products;

•	increases in expenses associated with new product introductions and promotions, process changes and/or expansion of our sales channels;

•	increases in wafer prices due to increased market demand and other factors;

•	increases in prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	gains or losses of significant OEM customers or indirect channel sellers, such as manufacturers’ representatives, distributors or resellers;

•	fluctuations in manufacturing yields;

•	charges to bad debt expense caused by accounts receivable we deem unlikely to be collected in a reasonable amount of time, if ever; and

•	general economic conditions.

      Our net revenues and operating results are difficult to forecast. We base our expense levels, in significant part, on our expectations of future net revenues and our expenses are therefore relatively fixed in the short term. If our net revenues fall below our forecasts, our operating results are likely to be disproportionately adversely affected because our costs are relatively fixed in the short term.

We may never realize a material portion of our net revenues from our analog and mixed-signal products, despite our expenditure of a disproportionate amount of our research and development resources on these products.

      Analog and mixed-signal products accounted for 2.1% of net revenues for fiscal 2004, 1.5% of net revenues for fiscal 2003 and 1.0% of net revenues for fiscal 2002. We believe that the growth in our analog and mixed-signal product revenues has been limited due to the small number of products we offer, extended product design cycles and a sales force that has limited experience selling these products. Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog and mixed-signal products with the expectation that our standard analog and mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog and mixed-signal products. Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog and mixed-signal products. If we are unable to realize more revenues from these products, our total revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog and mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

We may be unable to fulfill all our customers’ orders according to the schedule originally requested due to the constraints in our wafer supply and processing time from die bank to finished goods, which could result in reduced revenues or higher expenses.

      Due to the lead time constraints in our wafer supply, foundry activities and other manufacturing processes, from time to time we have been unable to fulfill all our customers’ orders on the schedule originally requested. Although we attempt to anticipate pending orders and maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders would result in lower net revenues and reduced operating results, excess inventories and increased inventory reserves. We may also be required to pay substantially higher per wafer prices to replenish our die bank, which could harm our gross margins. If we were requested to pay rush charges to our manufacturing or foundry partners to meet a customer’s requested delivery date, our expenses may increase and harm our operating results.

      Due to the lack of adequate product sales history and limited visibility in forecasting future demand, we do not have the same inventory levels of wafers and die bank for our newer products compared to our established products. As a result, we may be unable to meet demand for those newer products if demand exceeds our expectations and we do not have adequate time or capacity to make the additional products.

We may forecast incorrectly and produce excess or insufficient inventories of particular products, which may adversely affect our results of operations.

      Since we must order products and build inventory substantially in advance of product shipments, we may forecast incorrectly and produce excess or insufficient inventories of particular products. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations. As part of our business strategy, we maintain a substantial inventory of sorted wafers in a die bank but limit our investment in finished goods. We may have adequate wafer inventory to meet customer needs but may be unable to finish the manufacturing process prior to the delivery date specified by the customer. Demand for our products is volatile and customers often place orders with short lead times. Our inventory may not be reduced by the fulfillment of customer orders and in the future we may produce excess quantities of our products.

      It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our flash and EEPROM products. For example, we took inventory write down charges of $5.0 million in fiscal 2001, which were partially offset by a benefit of $2.3 million relating to products that were written off in prior years and sold during fiscal 2001. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

We depend on a small number of suppliers for the supply of wafers and we may be unable to meet customer demand due to our inability to obtain wafers.

      We do not manufacture or process the semiconductor wafers used for our products. In 1985, we began a relationship with Oki Electric Industry Co., Ltd., or Oki, in Japan. Since 1987, Oki has supplied wafers to us and has been our principal foundry source. At the end of fiscal 2000, an additional foundry, X-FAB Texas, Inc., or X-FAB, began to provide products to us. We primarily use Oki for fabricating our memory products and X-FAB for fabricating our analog and mixed-signal products. We do not presently have a wafer supply agreement with Oki or X-FAB and instead purchase wafers on a purchase order and acceptance basis. Our reliance on these independent foundries involves a number of risks, including:

•	inadequate wafer supplies to meet our production needs;

•	increased prices charged by these independent foundries;

•	unavailability of or interruption in access to required or more cost-effective process technologies; and

•	reduced control over delivery schedules, manufacturing yields and costs.

      We have been unable and in the future we may be unable to obtain sufficient quantities of wafers from Oki and X-FAB to fulfill customer demand.

      To address our wafer supply concerns, we plan to continue expanding our primary foundry capability at Oki by qualifying our products in multiple fabrication plants owned by Oki and to expand our foundry capability with X-FAB. However, we cannot be certain that these efforts will provide us with access to adequate capacity in the future at costs which enable us to remain profitable. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

•	the loss of Oki or X-FAB as a supplier;

•	our inability to obtain additional capacity at Oki or X-FAB;

•	our inability to qualify Oki or X-FAB for additional products;

•	our inability to locate and qualify other wafer manufacturers for desired foundry capacity; or

•	any other circumstances causing a significant interruption in our supply of semiconductor wafers.

We rely on manufacturers’ representatives, distributors and resellers for a substantial portion of our net revenues and if our relationships with one or more of those manufacturers’ representatives, distributors or resellers were to terminate, our operating results may be harmed.

      We market and distribute our products primarily through manufacturers’ representatives, independent distributors and resellers, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties.

      Manufacturers’ representatives, distributors and resellers have accounted for a significant portion of our net revenues in the past. For fiscal 2004, sales to ALR Company Limited, a reseller in China, represented 11% of our net revenues. For fiscal 2003, none of our direct or indirect customers represented more than 10% of net revenues. In fiscal 2002, sales to Future Electronics, Inc., a distributor, represented 11% of our net revenues.

      In addition, we have experienced and may continue to experience lower margins on sales to manufacturers’ representatives, distributors and resellers as a result of volume pricing arrangements. We also do not typically enter into long-term arrangements with our manufacturers’ representatives, distributors and resellers and we cannot be certain as to future order levels from our distributors and resellers. When we do enter into long-term arrangements, the contracts are generally terminable at the convenience of the manufacturers’

representatives, distributors and resellers and it may be difficult to replace that source of revenues in the short-term upon cancellation.

      Our business depends on these third parties to sell our products. As a result, our operating results and financial condition could be materially adversely affected by the loss of one or more of our current manufacturers’ representatives, distributors and resellers, additional volume pricing arrangements, order cancellations, delay in shipment by one of our major manufacturers’ representatives, distributors or resellers or the failure of our manufacturer’s representatives, distributors or sellers to successfully sell our products.

If we are required to expense share-based payments to our employees, our financial statements will have a significant material adverse charge.

      If we are required to expense stock options and other share-based payments to employees and directors, we will record a significant charge to earnings. On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued an exposure draft No. 1102-100, “Proposed Statement of Financial Accounting Standards — Share-Based Payment,” effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. It will supersede Statement of Financial Accounting Standards No. 123, or SFAS 123, which allows for disclosure of this expense on a pro forma basis in notes to consolidated financial statements. Our pro forma stock compensation expense was $2.8 million for fiscal 2004. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this potential charge if this exposure draft is enacted. If we choose not to issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining employees.

We face risks from failures in our manufacturing processes and the processes of our foundries and vendors.

      The fabrication of semiconductors, particularly EEPROM, is a highly complex and precise process. Our products are currently manufactured by two outside foundries and a number of other vendors participate in testing, packaging and other processes. During manufacturing, each wafer is processed to contain numerous EEPROM, flash, analog or mixed-signal products. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

•	minute impurities;

•	difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

•	defects in the masks used to print circuits on a wafer;

•	nonconforming electrical and/or optical performance;

•	breakage in wafers; or

•	other factors.

      We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield. We have in the past experienced lower than expected manufacturing yields, which have delayed product shipments and negatively impacted our results of operations. We may experience difficulty maintaining acceptable manufacturing yields in the future.

      In addition, the maintenance of our outsourced fabrication, manufacturing and assembly model is subject to risks, including:

•	the demands of managing and coordinating workflow between geographically separate production facilities;

•	disruption of production in one facility as a result of a slowdown or shutdown in another facility; and

•	higher operating costs from managing geographically separate manufacturing facilities.

      We depend on certain vendors for foundry services, materials, test and assembly. We maintain stringent policies regarding qualification of these vendors. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products and our results of operations.

We rely on third party subcontractors to sort, assemble, test and ship our products to customers, which reduces our control over quality, delivery schedules and capacity.

      We outsource all or a portion of our production planning, assembly, test and finish work for our products, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines. We do not have long-term contractual arrangements with these subcontractors. Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes. Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with OEM customers and indirect sales channels and result in lower operating results. Because we utilize the services of a group of assembly and test providers, this makes our operation highly complex, requiring a high degree of diligence in managing the costs of production and overall logistics of our manufacturing operations.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

      For fiscal 2004, sales outside the United States comprised 88% of our net revenues. Additionally, for fiscal 2003 and fiscal 2002, sales outside of the United States accounted for approximately 80% and 71%, respectively, of our net revenues. The increase in percentage of international revenues in fiscal 2004 was primarily attributable to our increased sales in all markets outside the United States while demand in the United States continued to be weak due to the trend towards outsourcing of electronic systems manufacturing, primarily to Asia. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

•	greater fluctuations in demand for our products due to the increased sensitivity to pricing changes in certain markets, particularly Asia;

•	fluctuations in exchange rates;

•	longer payment cycles;

•	imposition of government controls;

•	political, socioeconomic and financial instability, such as the military actions in Afghanistan and Iraq;

•	trade restrictions;

•	the impact of communicable diseases, such as severe acute respiratory syndrome;

•	changes in regulatory requirements; and

•	difficulties in staffing international operations.

Our business is also subject to other risks because of our design center in Romania and our relationships with foreign subcontractors including, but not limited to, foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. We do not currently hedge against any foreign currency exchange rate risks.

We may face increased management costs and other risks due to the establishment of our design group in Romania.

      In January 2003, we formed a wholly owned subsidiary in Romania to perform engineering design services. In November 2003, we entered into a Sale-Purchase Promissory Agreement to purchase a building in Bucharest for use by our Romanian design group at an estimated cost of $2.2 million. We have no prior experience in establishing or operating engineering services outside of our headquarters in Sunnyvale, California. Our expansion of engineering design operations to remotely situated offices presents a number of substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

•	difficulties in staffing and managing foreign operations, in particular attracting and retaining personnel qualified to provide high quality engineering design services;

•	difficulties in coordinating our engineering operations in Romania with those in California;

•	diversion of management attention;

•	difficulties in maintaining uniform standards, controls, procedures and policies with our Romanian subsidiary relative to those of our other locations, including product development management and financial consolidation;

•	difficulties in owning and operating real property in Romania;

•	political and economic instability, which may have an adverse impact on foreign exchange rates of the Romanian leu relative to the U.S. dollar and could impair our ability to conduct our business in Romania; and

•	inadequacy of the local infrastructure to support our needs.

Our low density flash memory products may become obsolete.

      A substantial portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 9.4% of our net revenues in fiscal 2004, 12.0% in fiscal 2003 and 16.1% in fiscal 2002. In general, the market for flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market. Due to these and other factors, we are likely to experience declining net revenues from our low density flash memory products, which could harm our operating results.

Our ability to operate successfully depends upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel.

      Our ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel. Competition for these personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain these personnel or attract other highly qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain highly qualified personnel.

We may need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to support our business requirements or build our business.

      We currently anticipate that the net proceeds of the offering described in “Need for Additional Resources” above, if completed, together with our current cash, cash equivalents and available-for-sale securities, will be sufficient to meet our anticipated operating and capital requirements for at least the next year. We have no current plans, nor are we currently negotiating, to obtain additional financing following the closing of this offering. Our long term plan is to finance our core business operations with cash we generate from operations. We may raise additional capital through a variety of sources, including the public equity market, private financings and debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

Risks Related to Our Industry and Competition

The semiconductor industry is highly cyclical in nature, which may cause our operating results to fluctuate.

      We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These types of downturns occurred in calendar 1996, 1997, 1998 and 2001. In the future, during such downturns, we may experience reduced product demand, accelerated erosion of average selling prices and gross margins and production overcapacity. These downturns may occur for extended periods. Accordingly, we may experience substantial period to period fluctuations in future operating results.

      For example, we experienced accelerated erosion of average selling prices caused by adverse industry wide conditions during fiscal 1998, fiscal 1999 and the first half of fiscal 2000 and incurred substantial losses in fiscal 1998. In addition, during the second half of fiscal 2001 and the first half of fiscal 2002, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. During fiscal 2001, fiscal 2002 and most of fiscal 2003, we experienced lower OEM customer and distributor orders and we had to lower our selling prices to remain competitive in the market.

      Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our OEM customers’ products.

If our products fail to keep pace with the rapid changes in the semiconductor industry, we could lose OEM customers and revenues.

      The markets for our products are characterized by rapidly changing customer demand, over or under utilization of manufacturing capacity and price fluctuations. To compete successfully, we must introduce in a timely manner new products at competitive prices, quality and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to reduce product costs. For example, most of our products are currently designed and manufactured using 0.8 micron EEPROM processes or a 0.6 micron flash memory process. We expect to transition a portion of our EEPROM products to the 0.5 micron and 0.35 micron process geometries and may not do so successfully or cost effectively. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production and market acceptance of new products, successful completion of technology transitions of our existing products to new process geometries or foundries with acceptable yields and reliability.

Competition in our markets may lead to reduced average selling prices of our products, reduced sales of our products or gross margins.

      The non-volatile memory market is competitive and has been characterized by rapid price erosion, manufacturing capacity constraints and limited product availability. Average selling prices in the non-volatile memory market generally, and for our products in particular, have fluctuated significantly over the life of each product and, over the long term, the average selling price of each product has tended to decline. Declines in average selling prices for our products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease our overall gross margins, could cause a negative adjustment to the value of our inventories and could materially and adversely affect our operating results.

      We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as serial and parallel EEPROM devices, compete on the basis of product performance, price, product availability and customer service. Principal competitors for our EEPROM products currently include Atmel, STMicroelectronics and Microchip Technology. Principal competitors for our low density flash products include Silicon Storage Technology and Integrated Silicon Solution. Principal competitors for our analog and mixed-signal products include Maxim Integrated Products, Linear Technology, Intersil, Fairchild Semiconductor, National Semiconductor and Texas Instruments.

Risks Related to Our Intellectual Property

Our business may be harmed if we fail to protect our proprietary technology.

      We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted and pending in the United States and intend to seek further United States and international patents on our technology. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

Our ability to produce our products may suffer if someone claims we infringe on their intellectual property.

      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In addition, it is typical for companies in the industry to receive notices from time to time that allege infringement of patents or other intellectual property rights. For example, in April 2001, Xicor, Inc. filed a complaint alleging that some of our DPPs infringed on one of its patents, which complaint we settled in June 2002. We may receive other notices or become a party to other proceedings alleging our infringement of patents or intellectual property rights in the future. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

•	pay substantial damages;

•	pay amounts to indemnify our customers;

•	stop the manufacture, use and sale of the infringing products;

•	expend significant resources to develop non-infringing technology;

•	discontinue the use of certain processes; or

•	obtain licenses to the technology.

      We may be unsuccessful in developing non-infringing products or negotiating licenses upon reasonable terms, or at all. These problems might not be resolved in time to avoid harming our results of operations. If any third party makes a successful claim against our customers or us and a license is not made available to us on commercially reasonable terms, our business could be harmed.

We may be subject to damages resulting from claims that we have wrongfully used the alleged trade secrets of our employees’ former employers.

      Many of our employees were previously employed at other companies, including our competitors or potential competitors. Although we have no current or pending claims against us, we may be subject to claims that we have relied on information that these employees have inadvertently or otherwise disclosed that represent the trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to develop new products, which could severely harm our business. Even if we are successful, litigation could result in substantial costs and be a distraction to management.

We may not be able to expand our proprietary technology if we do not acquire rights to use key technologies, consummate potential acquisitions or investments or successfully integrate them with our business.

      To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms or consummate transactions with such candidates, the failure of which could slow our growth. We may also have difficulty in acquiring licenses to use proprietary technologies of third parties to expand our product lines. We may have difficulty integrating the acquired products, personnel or technologies of any acquisition we might make. These difficulties could disrupt our ongoing business, limit our future growth, distract our management and employees and increase our expenses.

Risks Related to Our Stock

Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, and those fluctuations may prevent our stockholders from reselling our common stock at a profit.

      The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	quarterly variations in our results of operations;

•	international political, socioeconomic and financial instability, including instability associated with military action in Afghanistan and Iraq or other conflicts;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	our failure to achieve the operating results anticipated by analysts or investors;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

•	releases or reports by or changes in security analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.

      For example, during fiscal 2004 and to date in fiscal 2005, the trading price of our common stock on the Nasdaq National Market and the Nasdaq SmallCap Market has ranged from a high of $9.75 to a low of $2.51. If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

Our charter documents, Delaware law and our stockholder rights plan contain provisions that may inhibit potential acquisition bids, which may adversely affect the market price of our common stock, discourage merger offers or prevent changes in our management.

      Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of the shares without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. If we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. We have no current plans to issue shares of preferred stock.

      Section 203 of the Delaware General Corporation Law restricts certain business combinations with any “interested stockholder” as defined by that statute. In addition, our certificate of incorporation and bylaws contain certain other provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions include:

•	the classification of our board so that only a portion of our directors are elected each year and each director serves a three year term;

•	the elimination of actions by written consent of stockholders; and

•	the establishment of an advance notice procedure for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders.

In 1996, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock. Each right initially entitles stockholders to purchase one one-thousandth of a share of our preferred stock for $18.00. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% of our common stock, unless the rights are redeemed by us for $0.01 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our common stock or the stock of the third party acquirer having a value of twice the right’s then-current exercise price. However, with respect to the shares of our common stock held or acquired by Elex N.V., the rights will not become exercisable until such time as Elex N.V. acquires more than 3,687,007 shares of our common stock less the number of shares sold by Elex N.V. Upon the closing of the proposed offering of our common stock described in “Need for Additional Resources” above, we intend to amend the stockholder rights plan to remove this exception applicable to Elex N.V.

      These provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board of directors an opportunity to consider various alternatives to increase stockholder value.

These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock, our charter and bylaw provisions, the restrictions in Section 203 of the Delaware General Corporation Law and our stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. These provisions and plans may also have the effect of preventing changes in our management.

We may be the subject of securities class action litigation due to future stock price volatility.

      In the past, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

      Foreign Currency Exchange Rate Risk. The majority of our sales, manufacturing costs, and research and development and marketing expenses are transacted in U.S. dollars. Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been material to us to date.

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Item 15(a).

      The following table presents selected unaudited consolidated statement of operations data for our eight most recently completed fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read together with our consolidated financial statements and related notes included elsewhere in the report. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period or any fiscal year as a whole.

	Three Months Ended

	Apr. 30,	Jan. 31,	Oct. 31,	July 31,	Apr. 30,	Jan. 31,	Oct. 31,	July 31,
	2004	2004	2003	2003	2003	2003	2002	2002

	(In thousands, except per share data)
Net revenues	$16,838	$16,875	$15,978	$13,847	$12,510	$11,207	$12,047	$12,457
Gross profit	8,258	7,767	4,991	5,147	5,296	4,118	4,973	5,438
Income from operations	3,324	2,847	417	992	1,139	398	1,256	1,789
Net income(1)	$5,600	$2,421	$426	$920	$4,001	$314	$843	$1,160
Net income per share:
Basic	$0.33	$0.15	$0.03	$0.06	$0.24	$0.02	$0.05	$0.07
Diluted	$0.29	$0.12	$0.02	$0.05	$0.22	$0.02	$0.05	$0.06

(1)	In the quarters ended April 30, 2004 and 2003, our net income was favorably impacted by $4.7 million and $1.9 million, respectively, due to the reversal of our tax valuation allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. They have concluded that as of such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal controls. During the fourth quarter of fiscal 2004, there was no change in our internal controls that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain Information Regarding Directors

      Set forth below is certain information as of April 30, 2004, regarding each director of the company:

Name	Age	Principal Occupation

Lionel M. Allan	60	President, Allan Advisors, Inc.
Roland M. Duchâtelet	57	Chairman of the Board, Elex NV; Chairman of the Board Melexis NV
Garrett A. Garrettson	60	President and Chief Executive Officer, Clairvoyante, Inc.
Henry C. Montgomery	68	Chairman of the Board, Catalyst Semiconductor, Inc.; Chairman of the Board, Montgomery Professional Services Corporation
Glen G. Possley	63	Managing General Partner, Glen-Ore Associates
Gelu Voicu	54	President and Chief Executive Officer, Catalyst Semiconductor, Inc.

      Mr. Allan has served as our director since August 1995. Mr. Allan previously served as a member of our board of directors from March 1992 to March 1993. Mr. Allan is president of Allan Advisors, Inc., a board governance and legal consulting firm that he founded in 1992. Mr. Allan is also a director of Accom, Inc., a digital video systems company and NetLogic Microsystems, Inc., a semiconductor company. Mr. Allan received an A.B. in Political Science and French from the University of Michigan and a J.D. from Stanford University.

      Dr. Duchâtelet has served as our director since September 1999. From September 1989 to the present, Dr. Duchâtelet has served as chairman of Elex N.V., a holding company. Additionally, Dr. Duchâtelet serves as chairman of the board of directors of Melexis N.V., a semiconductor company, a position he has held since May 1994, and is also a director of EPIQ N.V., a semiconductor company. Dr. Duchâtelet holds a B.S. in Applied Economic Sciences, an M.B.A. and a Ph.D. in Electronic Engineering from the University of Leuven, Belgium.

      Dr. Garrettson has served as our director since February 2003. From November 2001 to the present, Dr. Garrettson has served as the president, chief executive officer and a director of Clairvoyante, Inc., an intellectual property licensing company of flat panel display technology. From April 2000 to December 2002, Dr. Garrettson served as the chairman of the board of directors of Spectrian. From April 1996 to March 2000, Dr. Garrettson served as president, chief executive officer and a director of Spectrian. Dr. Garrettson holds a B.S. and an M.S. in Engineering Physics and a Ph.D. in Mechanical Engineering from Stanford University.

      Mr. Montgomery has served as our director since July 2000 and has served as the chairman of our board of directors since August 2002. Mr. Montgomery previously served as a member of our board of directors from 1990 to 1996. Since 1980, Mr. Montgomery has served as the chairman of the board of Montgomery Professional Services Corporation, a management consulting and financial services firm. From January 2000 to March 2001, Mr. Montgomery served as executive vice president, finance and administration and chief financial officer of Indus International, Inc., a public company engaged in enterprise asset management systems. From May 1999 to September 1999, Mr. Montgomery served as interim executive vice president of finance and administration and from November 2000 to December 2002 as a director of Spectrian Corporation, a company which made mobile phone base station power amplifiers and power transistors, that was acquired by REMEC, Inc. in December 2002. Mr. Montgomery also serves as a director of Swift Energy Company, an independent oil and gas company, QuickLogic Corporation, a semiconductor device company, and ASAT Holdings Ltd., a provider of semiconductor assembly, test and package design services. He holds a B.A. in Economics from Miami University in Oxford, Ohio.

      Dr. Possley has served as our director since July 2000 and served as our lead director from May 2001 to August 2002. From January 1998 to the present, Dr. Possley served as a managing general partner at Glen-Ore Associates, a consulting company focused on the semiconductor business. From January 1998 to January 2000, Dr. Possley was a partner at International Technology Ventures and N-Able Group. Dr. Possley is a director of Novellus Systems, Inc., a semiconductor equipment company. He received a B.S. in Mathematics from Western Illinois University and a Ph.D. in Physical Chemistry from the University of Kentucky.

      Mr. Voicu has served as our president and chief executive officer and as a director since October 2002. From August 2002 to October 2002, he served as our executive vice president and chief operating officer. From April 1998 to August 2002, he served as our vice president of engineering and manufacturing. From July 1995 to April 1998, Mr. Voicu was our director of flash product lines. Mr. Voicu holds an M.S. in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

Certain Information Regarding Executive Officers

      Reference is made to certain information about our executive officers which appears in the section entitled “Executive Officers” in Item 1 of this report, which information is incorporated by reference into this Item 10.

Relationships Among Directors and Executive Officers

      There are no family relationships among our directors and executive officers.

Audit Committee

      The Audit Committee currently consists of Messrs. Garrettson, Montgomery and Possley, each of whom is independent within the meaning of the rules of the Securities and Exchange Commission and the listing standards of the Nasdaq National Market. The Board of Directors has determined that Mr. Montgomery is an “audit committee financial expert” as defined in the rules of the SEC. Our Board of Directors amended charter of the Audit Committee charter in February 2004 to comply with requirements of the Nasdaq National Market and the rules of the SEC. A copy of the charter is available on the Company’s web site at www.catalyst-semiconductor.com. The Audit Committee is responsible for, among other things:

•	Providing oversight and monitoring of Company management and the independent auditors and their activities with respect to the Company’s financial reporting process;

•	Direct responsibility for appointing, compensating and overseeing the work of the independent auditors (including resolving disagreements between management and the independent auditors regarding financial reporting);

•	Pre-approving all audit and non-audit services provided to the Company by the independent auditors (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible) and the fees related to these services;

•	Reviewing with management and the auditors, before release, the audited financial statements and Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K and the unaudited interim financial statements in the Company’s Quarterly Report on Form 10-Q (management may facilitate the communication between the Audit Committee and the auditors);

•	Reviewing and approving in advance any related party transactions; and

•	Establishing procedures for receiving, retaining and treating complaints received by the Company regarding accounting, internal accounting controls or auditing matters and procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Code of Ethics for Principal Executive and Senior Financial Officers and Code of Business Conduct and Ethics

      We have adopted the Catalyst Semiconductor, Inc. Code of Ethics for Principal Executive and Senior Financial Officers which applies to our principal executive officer, our principal financial officer and our principal accounting officer. We have also adopted the Catalyst Semiconductor, Inc. Code of Business Conduct and Ethics applicable to all our employees. Our Code of Ethics for Principal Executive and Senior Financial Officers and Code of Business Conduct and Ethics are publicly available on our website at www.catalyst-semiconductor.com. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. We intend to post amendments to or waivers from these codes on our website or as otherwise required by the rules of the Nasdaq National Market.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of the our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a).

      Based solely on our review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3 and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the fiscal year ended April 30, 2004, except for the following: Messrs. Georgescu, Gay, Kovalik, Wiley and Smarandoiu each filed a Form 4 on November 26, 2003 that related to a stock option grant on November 19, 2003 and that was due on November 21, 2003.

      We revised our Insider Trading Policy to allow directors, officers and other employees covered under such policy to establish, under the limited circumstances contemplated by Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. To our knowledge, no directors, officers or employees have adopted Rule 10b5-1 trading plans.

Item 11.	Executive Compensation

      Summary Compensation Table. The following table shows the compensation paid by us in fiscal 2004, 2003 and 2002 to (i) our chief executive officer and (ii) our four most highly compensated executive officers other than the chief executive officer who served as executive officers at April 30, 2004.

					Long Term
		Annual Compensation			Compensation Payouts

				Other	Number of
				Annual	Securities	All Other
	Fiscal			Compensation	Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus	(1)	Options	(2)

Gelu Voicu(3)	2004	$313,000	$219,410	$12,000	200,000	$4,956
President and Chief	2003	259,000	188,250	12,000	500,000	455
Executive Officer	2002	200,000	—	11,500	120,000	196
Thomas E. Gay	2004	197,019	101,300	12,000	60,000	2,952
Vice President, Finance and	2003	178,307	91,708	12,000	60,000	331
Administration and Chief	2002	165,000	—	11,500	80,000	175
Financial Officer
Irvin W. Kovalik	2004	185,615	96,754	12,000	50,000	5,203
Vice President, Sales	2003	171,642	87,250	12,000	60,000	1,734
	2002	157,165	—	11,500	80,000	493
Sorin Georgescu	2004	177,492	92,542	—	50,000	1,586
Vice President, Technology	2003	166,654	80,750	—	50,000	311
Development	2002	81,846	—	—	200,000	69
George Smarandoiu(4)	2004	179,194	92,542	—	80,000	2,584
Vice President,	2003	83,038	131,500	—	200,000	103
Product Design	2002	—	—	—	—	—

(1)	Amounts included under “Other Annual Compensation” represent the dollar value of car allowances paid by us for the benefit of such executive officer.

(2)	Amounts included under “All Other Compensation” represent the dollar value of 401(k) matching, group and term life insurance premiums paid by us for the benefit of such executive officer. In fiscal 2004, we began matching 25% of all employees’ 401(k) contributions.

(3)	Mr. Voicu was appointed executive vice president and chief operating officer as of August 21, 2002, and was promoted to president and chief executive officer effective as of October 29, 2002.

(4)	Mr. Smarandoiu became our Vice President, Product Design in October 2002.

      Option Grants in Fiscal 2004. The following table contains information concerning the grant of stock options during fiscal 2004 to the officers listed in the summary compensation table above. The options granted in fiscal 2004 vest at a rate of 25% of the shares subject to the option after 12 months, and then 1/48th of the shares subject to the option vest each month thereafter. The options have a 10-year term, but are subject to earlier termination in connection with a termination of employment. The percentage of total options granted is based on the aggregate grants of stock options to all of our employees in fiscal 2004.

	Individual Grants(1)

		Percent of
		Total			Potential Realizable Value
	Number of	Options			at Assumed Annual Rates
	Securities	Granted to			of Stock Price Appreciation
	Underlying	Employees	Exercise or		for Option Term(4)
	Options	in Fiscal	Base Price	Expiration
Name	Granted	Year(2)	per Share(3)	Date	5%	10%

Gelu Voicu	200,000	13.2%	$7.15	11/19/2013	$899,319	$2,279,052
Thomas E. Gay III	60,000	4.0	7.15	11/19/2013	269,796	683,716
Irvin W. Kovalik	50,000	3.3	7.15	11/19/2013	224,830	569,763
Sorin Georgescu	50,000	3.3	7.15	11/19/2013	224,830	569,763
George Smarandoiu	80,000	5.3%	$7.15	11/19/2013	$359,728	$911,621

(1)	Options are incentive stock options to the extent qualified and nonstatutory options otherwise. See also “Employment Contracts and Change-in-Control Arrangements” for a description of certain acceleration provisions which may be applicable to these options under certain circumstances.

(2)	We granted stock options representing a total of 1,513,800 shares to employees in fiscal 2004.

(3)	Options were granted at an exercise price equal to the fair market value of our common stock, as determined by reference to the closing price reported on the Nasdaq National Market on the date of grant.

(4)	In accordance with SEC rules, the table sets forth the hypothetical gains or options spread that would exist for the options at the end of their respective 10 year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted until the expiration of the option term. The disclosure of 5% and 10% assumed rates is required by the rules of the SEC and does not represent our estimate or projection of future stock price or stock price growth. If the stock price does not increase over the exercise price, the value to the executive officer would be zero.

      Aggregated Option Exercises in Fiscal 2004 and Year-End Option Value. The following table sets forth information regarding options exercised by each of the executive officers listed in the summary compensation table above during fiscal 2004. The table also shows information regarding the number and value of unexercised in-the-money options held by such executive officers at the end of fiscal 2004.

			Number of Securities		Value of Unexercised
	Number of		Underlying Unexercised		In-the-Money Options at
	Shares		Options at April 30, 2004		April 30, 2004(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Gelu Voicu	—	—	507,355	540,644	$2,219,756	$1,681,418
Thomas E. Gay III	30,000	$221,250	380,404	119,596	1,992,615	260,569
Irvin W. Kovalik	—	—	240,404	109,596	1,000,284	259,416
Sorin Georgescu	—	—	159,375	140,625	872,875	479,625
George Smarandoiu	—	—	106,250	173,750	$532,313	$481,688

(1)	Represents the per share market price at fiscal year end of $7.30 less the exercise price per share. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of our common stock as reported on the Nasdaq National Market on April 30, 2004.

Compensation of Directors

      Messrs. Allan, Duchâtelet, Garrettson and Possley received cash remuneration for serving on the board of directors, which consisted of fees of $7,500, $7,500, $10,000 and $10,000 for the first, second, third and fourth quarters of fiscal 2004, respectively. Mr. Montgomery received cash remuneration for serving on the Board of Directors, which consisted of fees of $13,750 per quarter in fiscal 2004. Directors are also reimbursed for reasonable expenses incurred in attending board of directors and committee meetings. Directors do not receive additional compensation for serving on a committee.

Employment Contracts, Change-of-Control Agreements

      In May 2003, we entered into an employment agreement with Gelu Voicu, our president and chief executive officer. The agreement provided for a base salary of $300,000 with an annual bonus equal to up to 65% of Mr. Voicu’s base salary upon achievement of specified performance milestones. In November 2003, the Board of Directors adjusted Mr. Voicu’s base salary to $350,000. In the event that Mr. Voicu is involuntary terminated by us without cause, he is entitled to 12 months of severance pay and continued benefits and that number of his unvested stock options equal to the greater of (i) 50% of his then unvested stock options or (ii) the number of his unvested stock options that would have vested in the 12 months following such termination will become immediately vested and remain exercisable for a period of one year following such termination. In the event that following a merger, sale or change in ownership of our company following which Mr. Voicu is not made the chief executive officer of the successor corporation, then all of Mr. Voicu’s then unvested stock options will become immediately vested and remain exercisable for a period of three years following such change of control. Also, in the event that Mr. Voicu is involuntarily terminated following a change of control, he is entitled to 12 months of severance pay and continued benefits. In November 2003, Mr. Voicu was granted options to purchase 200,000 shares of our common stock at an exercise price per share of $7.15. Each of these options vests as to 25% of the shares subject to each option on the first anniversary of the grant date and the remaining 75% of the shares subject to each option vests ratably over the following 36 month period.

      We entered into a severance agreement with George Smarandoiu in October 2002. Under the severance agreement, in the event of Dr. Smarandoiu’s involuntary termination following a change of control, he is entitled to receive a severance payment equal to 50% of his annual salary and all then unvested stock options will become immediately vested and remain exercisable for a period of three years following such termination. In the event of Dr. Smarandoiu’s involuntary termination apart from a change of control, he is entitled to a severance payment equal to 25% of his annual salary and all then vested stock options will remain exercisable for a period of one year following such involuntary termination.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The compensation committee of the board of directors currently consists of Messrs. Allan, Garrettson and Possley. No interlocking relationship exists between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the compensation committee is or was formerly an officer or an employee of us or our subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Beneficial Share Ownership by Principal Shareholders and Management

      The following table sets forth the beneficial ownership of our common stock for the following: (i) each person known by us to beneficially own more than 5% of our outstanding common stock; (ii) each of our executive officers listed in the summary compensation table in Item 10 above; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

      Except as otherwise noted below, the address of each person listed on the table is 1250 Borregas Avenue, Sunnyvale, California 94089

      We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 30, 2004, while those shares are not included for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Shares Beneficially Owned

		Number of Shares	Total
		Underlying	Shares and
		Options	Shares
	Number of	Exercisable	Underlying	Percent
	Outstanding	on or Before	Exercisable	of
Name and Address of Beneficial Owner	Shares	April 30, 2004	Options	Total

5% Stockholders:
Elex NV(1)	3,578,700	114,722	3,693,422	22.3%
Transportstraat 1 B 3980 Tessenderlo, Belgium
Executive Officers and Directors:
Gelu Voicu	214,046	537,166	751,212	4.3
Thomas E. Gay III	50,000	388,471	438,471	2.6
Sorin Georgescu	—	167,708	167,708	1.0
Irvin W. Kovalik	—	248,471	248,471	1.5
George Smarandoiu	1,000	112,500	113,500	*
Henry C. Montgomery	21,000	117,222	138,222	*
Lionel M. Allan	—	82,222	82,222	*
Roland Duchâtelet	3,578,700	114,722	3,693,422	22.3
Garrett A. Garrettson	—	20,000	20,000	*
Glen G. Possley	32,407	84,815	117,222	*
All directors and executive officers as a group (11 persons)	3,897,153	2,131,337	6,028,490	36.3%

*	Less than 1% of shares beneficially owned.

(1)	Mr. Duchâtelet is the chairman of Elex N.V. Mr. Duchâtelet disclaims beneficial ownership of the shares held by Elex N.V. except to the extent of his pecuniary interest in the shares.

Equity Compensation Plan Information

      The following table provides information as of April 30, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 2003 Stock Incentive Plan, the 2003 Director Stock Option Plan and the 1998 Special Equity Incentive Plan, each of which has been approved by our stockholders.

			Number of
			Securities Remaining
			Available for
			Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in
Equity compensation plan	Warrants and Rights	and Rights	Column (a))

2003 Stock Incentive Plan	4,500,803	$3.915	442,804
2003 Director Stock Option Plan	235,000	4.692	332,505
1998 Special Equity Incentive Plan	981,759	1.785	95,210

Total	5,717,562	$3.581	870,519

      We do not have any compensation plans under which equity securities are authorized for issuance which have not been approved by our shareholders.

Item 13.	Certain Relationships and Related Transactions

Elex N.V.

      During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated by X-FAB, a wholly owned subsidiary of Elex N.V., a Belgian holding company, that owned 3,578,700 shares, or 21.8% of our outstanding shares, as of April 30, 2004. Roland Duchâtelet, the chairman and chief executive officer of Elex N.V., serves as a member of our board of directors. The wafers provided by X-FAB include wafers for our analog and mixed-signal products and EEPROM products. We believe that the cost of the wafers we purchase from X-FAB is no greater than comparable materials available from alternative foundries. We periodically negotiate the prices of wafers purchased from X-FAB with X-FAB management and compare those prices to quotes we obtain from other prospective foundries and pricing surveys published by various industry trade organizations. We purchased $3.7 million of wafers from X-FAB in fiscal 2004. As of April 30, 2004, 2003 and 2002, the total amount owed to X-FAB was $137,000, $18,000 and $184,000, respectively. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB.

      On April 22, 2004, we purchased 600,000 shares of our common stock from Elex N.V. for $6.77 per share and an aggregate of $4.1 million.

LXI Corporation

      We had an informal arrangement from 1995 through January 2003 to obtain engineering services from LXI Corporation, a California corporation, or Lxi, a provider of engineering services through Essex com SRL, or Essex, Lxi’s wholly owned subsidiary in Romania. The number of full time engineers we used was dependent upon the scope and number of research and development projects in process at a given time. These services related to our key development projects including development, design, layout and test program development services. We believe that we received these engineering services from Lxi on terms and at rates that were at least as favorable, if not more favorable, than we could obtain from unaffiliated third parties. Two of our officers, Gelu Voicu and Thomas E. Gay III, owned approximately 3% and 1%, respectively, of Lxi until February 2003. Mr. Gay, who had served as a director of Lxi, resigned from that position in January 2003.

Mr. Voicu and Mr. Gay received no payments from Lxi during fiscal 2004, fiscal 2003 and fiscal 2002 other than $40,000 and $12,000, respectively, from the repurchase of their shares at net book value by Lxi in February 2003. Additionally, we believe that our former chief executive officer, Radu Vanco, continues to own a majority of the outstanding shares of Lxi. In January 2003, we formed a wholly owned subsidiary in Romania to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi.

Allan Advisors, Inc.

      One of our directors, Lionel Allan, has also served as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we paid Mr. Allan consulting fees of $8,333 per month throughout fiscal 2003. In April 2003, we terminated the agreement and paid the $29,000 balance due as required by the agreement. Mr. Allan no longer provides consulting services to us and we have no continuing obligations to Mr. Allan under the terminated agreement.

Item 14.	Principal Auditors Fees and Services

Relationship with Independent Registered Public Accounting Firm

      PricewaterhouseCoopers LLP, or PwC, has served as our independent registered public accounting firm for our financial statements prepared under U.S. generally accepted accounting principles since 1987.

Fees Paid to Accountants for Services Rendered

      PwC billed us for the following professional services:

	Years Ended April 30,

	2004	2003

Audit fees	$298,000	$208,000
Tax fees	—	7,000
All other fees	—	98,000

Total professional fees	$298,000	$313,000

Audit Fees

      Audit fees consist of the aggregate fees for professional services rendered by PwC for the audit of our consolidated financial statements, the review of our unaudited condensed consolidated interim financial statements and assistance with SEC matters.

Audit-Related Fees

      We did not pay any audit-related fees in fiscal 2004 and fiscal 2003.

Tax Fees

      Tax fees consist of the aggregate fees for professional services rendered by PwC for tax compliance, tax advice and tax planning.

All Other Fees

      All other fees consist of the aggregate fees for professional services rendered by PwC for a research and development tax credit study and incorporation of foreign subsidiaries.

Pre-Approval Policies and Procedures

      In accordance with the charter of the audit committee, the audit committee is required to review and approve in advance the annual budget for independent audit services and review and pre-approve all non-audit services rendered by the Company’s independent registered public accounting firm. All services described above were pre-approved by the audit committee prior to their commencement.

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

      (b) Reports on Form 8-K

      On May 27, 2004, we filed a Current Report on Form 8-K announcing our fiscal fourth quarter and year-end financial results.

      (c) Exhibits

Exhibit No.		Description

3	.2(8)	Restated Certificate of Incorporation of Registrant
3	.4(7)	Bylaws of Registrant
4	.1(17)	Specimen Stock Certificate
4	.2(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston
4	.2.1(15)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent
4	.2.2(15)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent
4	.2.3(14)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent
4	.2.4(15)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent
4	.2.5(18)	Amendment No. 5 to Preferred Shares Rights Agreement dated as of April 22, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4	.2.6(19)	Amendment No. 6 to Preferred Shares Rights Agreement dated as of June 18, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4	.6(16)	2003 Stock Incentive Plan
4	.7(16)	2003 Director Stock Option Plan
4	.8(12)	1998 Special Equity Incentive Plan
10	.27(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10	.38(2)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant
10	.39(2)†	Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the Registrant
10	.61(4)	Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.
10	.61.1(6)	Amended and Restated Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.

Exhibit No.		Description

10	.61.2(18)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004
10	.61.3(18)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004
10	.83(14)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant
10	.84(15)*	Form of Change of Control Agreement between Registrant and its non-employee directors
10	.85(20)*	Employment Agreement dated May 23, 2003 between Gelu Voicu and Registrant
10	.86(18)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.
10	.87*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant
10	.88(21)	Sale-Purchase Promissory Agreement, dated November 6, 2003, between Registrant and S.C. Hathor Impex SRL
10	.89(4)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V.
10	.90(6)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V.
21	.1(20)	List of Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 1993 (File No. 33-60132), as amended.

(2)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 1996.

(3)	Incorporated by reference to Registrant’s Form 8-A filed with the Securities and Exchange Commission on January 22, 1997.

(4)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended May 3, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K/ A filed with the Securities and Exchange Commission for the year ended May 3, 1998.

(6)	Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended August 2, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-Q/ A filed with the Securities and Exchange Commission for the quarter ended November 1, 1998.

(8)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on December 18, 1998.

(9)	Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended January 21, 1999.

(10)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended May 2, 1999.

(11)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2000.

(12)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the Securities and Exchange Commission on July 27, 2000.

(13)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2001.

(14)	Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended October 28, 2001.

(15)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2002.

(16)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 24, 2002 (File No. 333-102201).

(17)	Incorporated by reference to Registrant’s Registration Statement on Form 8-A/ A filed with the Securities and Exchange Commission on April 29, 1993.

(18)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116425).

(19)	Incorporated by reference to Registrant’s Registration Statement on Form S-3/ A filed with the Securities and Exchange Commission on June 22, 2004 (File No. 333-116425).

(20)	Incorporated by referenced to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 27, 2003.

(21)	Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended February 1, 2004.

†	Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on June 29, 2004.

CATALYST SEMICONDUCTOR, INC.

By:	/s/ GELU VOICU

Gelu Voicu
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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on June 29, 2004.

By:	/s/ GELU VOICU Gelu Voicu	President, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2004

By:	/s/ THOMAS E. GAY III Thomas E. Gay III	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2004

By:	/s/ LIONEL M. ALLAN Lionel M. Allan	Director	June 29, 2004

By:	/s/ ROLAND M. DUCHÂTELET Roland M. Duchâtelet	Director	June 29, 2004

By:	/s/ GARRETT GARRETTSON Garrett Garrettson	Director	June 29, 2004

By:	/s/ HENRY C. MONTGOMERY Henry C. Montgomery	Chairman of the Board	June 29, 2004

By:	/s/ GLEN G. POSSLEY Glen G. Possley	Director	June 29, 2004

CATALYST SEMICONDUCTOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catalyst Semiconductor, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiaries at April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

June 29, 2004

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,245	$7,828
Short term investments	16,564	20,078
Accounts receivable, net	12,547	7,863
Inventories	6,960	8,423
Deferred tax assets	5,024	1,914
Other current assets	875	1,146

Total current assets	59,215	47,252
Property and equipment, net	3,334	3,091
Deferred tax assets	4,098	—
Other assets	218	245

Total assets	$66,865	$50,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,879	$3,674
Accounts payable — related parties	137	18
Accrued expenses	3,782	3,126
Deferred gross profit on shipments to distributors	4,079	1,417

Total current liabilities	12,877	8,235

Commitments and contingencies (Notes 6 and 9)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 20,057 shares issued and 16,413 shares outstanding at April 30, 2004 and 19,246 shares issued and 16,276 shares outstanding at April 30, 2003	20	19
Additional paid-in-capital	59,228	52,632
Treasury stock, 3,644 shares at April 30, 2004 and 2,970 shares at April 30, 2003	(12,616)	(8,340)
Retained earnings (Accumulated deficit)	7,382	(1,985)
Accumulated other comprehensive income (loss)	(26)	27

Total stockholders’ equity	53,988	42,353

Total liabilities and stockholders’ equity	$66,865	$50,588

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,

	2004	2003	2002

	(In thousands, except per share data)
Net revenues	$63,538	$48,221	$42,791
Cost of revenues	37,375	28,396	27,158

Gross profit	26,163	19,825	15,633
Operating expenses:
Research and development	7,130	5,223	4,380
Selling, general and administrative	11,453	10,020	10,652

Income from operations	7,580	4,582	601
Interest income, net	379	382	663

Income before income taxes	7,959	4,964	1,264
Income tax provision (benefit)	(1,408)	(1,354)	494

Net income	$9,367	$6,318	$770

Net income per share:
Basic	$0.57	$0.38	$0.04

Diluted	$0.48	$0.34	$0.04

Weighted average common shares outstanding:
Basic	16,567	16,721	17,829
Diluted	19,411	18,339	20,439

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Retained	Accumulated
			Additional		Earnings	Other	Total
	Shares	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Stock	Deficit)	Income (Loss)	Equity

	(In thousands)
Balance at April 30, 2001	17,527	$18	$48,168	$—	$(9,073)	$—	$39,113
Exercise of stock options	1,168	1	587	—	—	—	588
Purchase of stock for treasury	(1,694)	—	—	(5,105)	—	—	(5,105)
Net income	—	—	—	—	770	—	—
Comprehensive income	—	—	—	—	—	—	770

Balance at April 30, 2002	17,001	19	48,755	(5,105)	(8,303)	—	35,366
Exercise of stock options	551	—	296	—	—	—	296
Tax benefits of options	—	—	3,581	—	—	—	3,581
Purchase of stock for treasury	(1,276)	—	—	(3,235)	—	—	(3,235)
Unrealized gains on investments	—	—	—	—	—	27	—
Net income	—	—	—	—	6,318	—	—
Comprehensive income	—	—	—	—	—	—	6,345

Balance at April 30, 2003	16,276	19	52,632	(8,340)	(1,985)	27	42,353
Exercise of stock options	811	1	1,536	—	—	—	1,537
Purchase of stock for treasury	(674)	—	—	(4,276)	—	—	(4,276)
Tax benefits of options	—	—	5,060	—	—	—	5,060
Unrealized losses on investments	—	—	—	—	—	(53)	—
Net income	—	—	—	—	9,367	—	—
Comprehensive income	—	—	—	—	—	—	9,314

Balance at April 30, 2004	16,413	$20	$59,228	$(12,616)	$7,382	$(26)	$53,988

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$9,367	$6,318	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,442	1,078	1,008
Provision for doubtful accounts receivable	—	—	200
Benefit from sale of inventory previously written down	(1,976)	(3,148)	(2,045)
Provision for excess and obsolete inventory	853	2,653	2,117
Loss on disposal of fixed assets	39	11	—
Tax benefits of options	5,060	—	—
Changes in deferred tax assets	(7,208)	(1,914)	—
Changes in assets and liabilities:
Accounts receivable	(4,684)	1,066	1,682
Inventories	2,586	821	(472)
Other assets	298	146	(642)
Accounts payable (including related parties)	1,324	(1,421)	852
Accrued expenses	891	1,078	(1,139)
Deferred gross profit on shipments to distributors	2,662	(399)	(270)
Other credits	—	—	1,270

Net cash provided by operating activities	10,654	6,289	3,331

Cash flows from investing activities:
Purchases of short-term investments	(43,191)	(23,278)	—
Proceeds from sales and maturities of short-term investments	46,652	3,227	—
Acquisition of property and equipment	(1,724)	(1,766)	(833)

Net cash provided by (used in) investing activities	1,737	(21,817)	(833)

Cash flows from financing activities:
Common stock issuances	1,302	296	451
Treasury stock purchases	(4,276)	(3,235)	(5,105)
Payment of line of credit	—	—	(2,025)
Payment of long-term debt and capital lease obligations	—	—	(58)

Net cash used in financing activities	(2,974)	(2,939)	(6,737)

Net increase (decrease) in cash	9,417	(18,467)	(4,239)
Cash at beginning of the period	7,828	26,295	30,534

Cash at end of the period	$17,245	$7,828	$26,295

Non-cash financing activity:
Deferred compensation on exercised stock options	$235	$164	$137

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$—	$—	$45

Income taxes	$6	$33	$91

The accompanying notes are an integral part of these financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Basis of Presentation:

      Catalyst Semiconductor, Inc. (the Company), founded in October 1985, designs, develops and markets a broad line of reprogrammable non-volatile memory products, analog and mixed-signal products.

      The Company’s fiscal year ends on the Sunday closest to April 30. The fiscal years 2004, 2003 and 2002 ended on May 2, 2004, April 27, 2003 and April 28, 2002, respectively. The fiscal year 2004 was comprised of 53 weeks with the extra week added to the third quarter. The fiscal years 2003 and 2002 were comprised of 52 weeks each. For presentation purposes only, the financial information has been presented as ending on the last day of the nearest calendar month.

Principles of Consolidation

      The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries, Nippon Catalyst KK, or NCKK, a sales organization in Japan, and Catalyst Semiconductor Romania SRL, or CSR, a design center in Bucharest, Romania. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates in these financial statements include inventory valuation, reserves for price adjustment and stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, allowances for doubtful accounts receivable and income taxes. Actual results could differ from those estimates.

Stock-Based Compensation

      The Company has elected to measure employee stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion (“ABP”) No. 25, “Accounting for Stock Issued to Employees” and to comply with the pro forma disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

      Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes Option Pricing-Model on the date of grant. The related stock-based compensation expense is recognized over the vesting period. The following weighted-average assumptions were used for options granted in fiscal years 2004, 2003 and 2002, respectively: expected annual volatility of 69%, 68% and 85% and risk free interest rates of 2.69%, 2.59% and 3.74%. The expected lives of the options for non-officers/ director employees, officers and directors were assumed to be four years for all three fiscal years. The assumption for dividend yield was 0% for all three fiscal years.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended April 30,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Reported net income	$9,367	$6,318	$770
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	54	67
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,835)	(2,678)	(3,285)

Pro forma net income (loss)	$6,532	$3,694	$(2,448)

Pro forma net income (loss) per share:
Basic	$0.39	$0.22	$(0.14)

Diluted	$0.35	$0.20	$(0.14)

Reported net income per share:
Basic	$0.57	$0.38	$0.04

Diluted	$0.48	$0.34	$0.04

Note 2	— Significant Accounting Policies:

Cash and Cash Equivalents

      All highly liquid investments purchased with a remaining maturity of three months or less are considered cash equivalents.

Short-term Investments

      All of the Company’s short-term investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of accumulated other comprehensive income (loss). Refer to Note 4 for details related to available-for-sale securities.

Fair Value of Financial Instruments

      The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Foreign Currency Translation

      The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers from Japan, has test and assembly activities in Thailand and supports sales and marketing activities in various countries outside of the United States. Most of these costs are paid for with U.S. dollars. The research and development personnel costs in Romania are tracked against the Euro while all other activities are paid in Romania leu. Foreign

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income for the period. They were not material for the periods presented.

Revenue Recognition

      The Company generally recognizes revenue as products are shipped if evidence of an arrangement exists, delivery has occurred, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

      The Company sells product directly to OEMs, resellers, manufacturers’ representatives and distributors. Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights. Reserves for estimated returns and allowances are provided against net revenue at the time of recognition of revenues. The Company sells product to certain distributors under agreements which allow certain rights to return the product and price protection rights. These agreements generally permit the distributor to return up to 10% of the product, by value, of the total products they purchased from the Company every six months. The Company defers recognition of revenues until the time the distributor sells the product to the end-customer. Upon shipment to a distributor, the Company records an accounts receivable from the distributor, relieves inventory by the cost of the product shipped, and records the gross profit, revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until the inventory is resold by the distributor.

Inventories

      Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down balances to estimated net realizable value as appropriate.

Shipping and Handling Costs

      The Company charges internal freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statement of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statement of operations. Such outbound freight costs aggregated to $624,000, $389,000 and $520,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, generally two to five years. Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the lease term or the estimated useful lives of the assets.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are maintained with high quality financial institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived from sales to customers located principally in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of April 30, 2004, one customer accounted for 15% of gross accounts receivable. As of April 30, 2003, no one customer accounted for more than 10% of gross accounts receivable. As of April 30, 2002, one customer accounted for 14% of the accounts receivable.

Concentration of Other Risks

      The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Advertising Costs

      Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on its consolidated statement of operations. To date, costs related to advertising promotional expenditures were less than $100,000 for fiscal 2004, fiscal 2003 and fiscal 2002.

Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available for sale.

Segment Reporting

      The Company uses SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 uses the management approach in identifying reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. Based on its operating structure and management reporting, the Company has concluded it has one reporting segment; the semiconductor manufacturing segment.

Recently Issued Accounting Standards

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability, or an asset in some circumstances, financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 17, 2003, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB No. 104, which supercedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” or SAB No. 101. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue managements, superceded as a result of the issuance of Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB No. 104 also rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers,” or the FAQ, issued with SAB No. 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

      In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company’s currently in the process of evaluating the impact that adoption of EITF Issue 03-6 will have on its financial position and results of operations.

Note 3 — Net Income Per Share:

      Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share is computed using the weighted number of common and potentially dilutive common shares outstanding during the period under the treasury stock option method. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share data):

	Years Ended April 30,

	2004			2003			2002

			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic	$9,367	16,567	$0.57	$6,318	16,721	$0.38	$770	17,829	$0.04
Effect of stock options	—	2,844	(0.09)	—	1,618	(0.04)	—	2,610	0.00

Diluted	$9,367	19,411	$0.48	$6,318	18,339	$0.34	$770	20,439	$0.04

      Options to purchase 508,000 shares of common price at a weighted average exercise price of $6.60 per share outstanding during fiscal 2004 were not included in the computation of diluted earnings per share because the inclusion of such options and shares would have been antidilutive.

      Options to purchase 1,325,000 shares of common price at a weighted average exercise price of $6.15 per share outstanding during fiscal 2003 were not included in the computation of diluted earnings per share because the inclusion of such options and shares would have been antidilutive.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase 1,691,000 shares of common price at a weighted average exercise price of $6.24 per share outstanding during fiscal 2002 were not included in the computation of diluted earnings per share because the inclusion of such options and shares would have been antidilutive.

Note 4 — Balance Sheet Components (in thousands):

	April 30, 2004

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	FMV

Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$9,682	$3	$(6)	$9,679
U.S. government debt securities with maturities over one year	6,908	—	(23)	6,885

Total investments available-for-sale	$16,590	$3	$(29)	$16,564

	April 30, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	FMV

Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$17,442	$23	$—	$17,465
U.S. government debt securities with maturities over one year	2,609	4	—	2,613

Total investments available-for-sale	$20,051	$27	$—	$20,078

	April 30,	April 30,
	2004	2003

Accounts receivable:
Accounts receivable	$12,685	$8,088
Less: Allowance for doubtful accounts	(138)	(225)

	$12,547	$7,863

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Bad debts in aggregate of $87,000, $725,000 and $0 were written off to the allowance for doubtful accounts in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

	April 30,	April 30,
	2004	2003

Inventories:
Work-in-process	$4,939	$6,487
Finished goods	2,021	1,936

	$6,960	$8,423

Property and equipment:
Engineering and test equipment	$7,776	$6,552
Computer hardware and software	1,849	1,715
Furniture and office equipment	1,478	1,348

	11,103	9,615
Less: accumulated depreciation and amortization	(7,769)	(6,524)

	$3,334	$3,091

Accrued expenses:
Accrued employee compensation	$1,704	$1,424
Accrued income taxes	1,059	326
Other	1,019	1,376

	$3,782	$3,126

Note 5 — Leases:

      The Company leases its office facilities under operating leases which expire in fiscal 2007. Total rent expense under these leases was $739,000, $506,000 and $541,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The aggregate future minimum lease payments, by fiscal year, under non-cancelable operating leases with initial terms of one year or more as of April 30, 2004 are as follows (in thousands):

	Years Ended April 30,

	Total	2005	2006	2007	2008

Operating leases	$1,277	$621	$543	$113	$0

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Income Taxes:

      The Company’s provision for income taxes was comprised as follows (in thousands):

	Years Ended April 30,

	2004	2003	2002

Current:
Federal	$1,743	$474	$421
State	11	12	—
Foreign	81	74	73

Total current income taxes	1,835	560	494

Deferred:
Federal	$1,004	$—	$—
State	434	—	—
Reversal of valuation allowance	(4,681)	(1,914)	—

Total deferred income taxes	(3,243)	(1,914)	—

Provision (benefit) for income taxes	$(1,408)	$(1,354)	$494

      The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income (loss) as a result of the following (in thousands):

	Years Ended April 30,

	2004		2003		2002

Statutory federal tax rate	$2,786	35.0%	$1,737	35.0%	$442	35.0%
State taxes	289	3.6	—	—	38	3.0
Research credits	(96)	(1.2)	(1,155)	(23.3)	(164)	(13.0)
Foreign	81	1.0	—	—	76	6.0
Reversal of valuation allowance	(4,681)	(58.8)	(1,936)	(39.0)		—
Other	213	2.7	—	—	102	8.1

Total	$(1,408)	(17.7)%	$(1,354)	(27.3)%	$494	39.1%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

      Income (losses) before income taxes includes income (losses) relating to non U.S. operations of $13,000, ($36,000) and $26,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net deferred tax assets are comprised of the following (in thousands):

	Years Ended
	April 30,

	2004	2003

Credit carryforwards	$2,801	$1,918
Loss carryforwards	2,623	3,965
Deferred income and sales returns reserves	1,546	578
Capitalized research	1,298	2,083
Non deductible reserves and accruals	856	1,596
Other	(2)	420

Gross deferred tax assets	9,122	10,560
Valuation allowance	—	(8,646)

Net deferred tax assets	$9,122	$1,914

      Based on the available objective evidence and the recent history of profits and forecasted taxable income in fiscal 2004, management concluded that all of the Company’s net deferred tax assets would be realizable. Accordingly, the Company had no valuation allowance as of April 30, 2004. Approximately $3.9 million of the valuation allowance that reversed in fiscal 2004 was attributable to certain carryforwards, resulting from the exercise of employee stock options, and was accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision. In addition, approximately $1.2 million of the benefit attributable to the fiscal 2004 employee stock option activity was also credited to addition paid-in-capital.

      At April 30, 2004, the Company had a federal net operating loss carryforward of approximately $7.4 million available to offset future taxable income that expire between 2012 and 2022 if not utilized.

      At April 30, 2004, the Company had approximately $2.0 million and $1.3 million of federal and state credit carryovers, respectively, available to offset future taxable income. The federal credits begin to expire in fiscal 2005. The state credits carryovers are indefinite.

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

Note 7 — Stockholders’ Equity:

Common and Preferred Stock

      The Company was originally incorporated in California in October 1985 and reincorporated in Delaware in May 1993. The Board of Directors approved a recapitalization that authorized 45 million shares of common stock and 2 million shares of undesignated preferred stock. In December 1996, the Board of Directors designated 60,000 shares of preferred stock as Series A Participating Preferred Stock. The Board of Directors has the authority to determine the powers, preferences, rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock, without any further vote or action by the Company’s shareholders.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Stock Incentive Plan

      In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options. The founder stock plan was amended and restated in March 1993 as the Stock Option Plan which had the effect of extending its expiration date to March 2003. In January 1999 and September 2000, the stockholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the Stock Option Plan. In December 2002, the stockholders approved an amendment and restatement of the Stock Option Plan, renaming it the 2003 Stock Incentive Plan, or SIP, extending its expiration date to November 2012, authorized an additional 1.0 million shares and a provision to automatically authorize annual additions to the plan on the first day of each fiscal year of 1.0 million shares or 5% of the then outstanding shares, whichever is less. A total of 8.6 million shares of Common Stock have been reserved for issuance under the SIP. Options granted under the SIP are for periods not to exceed 10 years. Incentive stock option and non-statutory stock option grants under the SIP generally must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four year periods.

2003 Director Stock Option Plan

      During 1993, the Company adopted the 1993 Director Stock Option Plan, which provides for the grant of nonstatutory stock options to non-employee directors. In November 1999 and September 2000, the stockholders authorized additional 100,000 and 450,000 shares, respectively, to be reserved under the 1993 Director Stock Option Plan. In December 2002, the stockholders approved an amendment and restatement of the 1993 Director Stock Option Plan, renaming it the 2003 Director Stock Option Plan, or Director SOP, and extending its expiration to November 2012. A total of 770,000 shares of Common Stock have been reserved for issuance under the Director SOP. Options granted under the Director SOP prior to May 1, 2000 are for periods not to exceed five years and not to exceed a period of 10 years for grants made thereafter. Option grants under the Director SOP must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options granted prior to December 2002 vested over a period of three years. Options granted beginning December 2002 vest immediately as of the date of the grant. As of April 30, 2004, a total of 333,000 options at exercise prices ranging from $2.00 to $8.38 per share, had been granted under the Director SOP, 235,000 of which were exercisable.

1998 Special Equity Incentive Plan

      In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan, or the SEIP, for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of common stock have been reserved for issuance under the SEIP. Options granted under the SEIP are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan when the market price was $0.125 per share and subsequently approved by the Company’s shareholders when the market price was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense was recognized over the four year vesting period of the options. All compensation expense was fully recognized by January 31, 2003.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity under the 2003 Stock Incentive Plan, the 2003 Director Stock Option Plan and the 1998 Special Equity Incentive Plan is as follows (in thousands):

	Options		Weighted
	Available for	Options	Average Price
	Grant	Outstanding	Per Share

Balance at April 30, 2001	2,929	4,376	$2.66
Granted	(2,088)	2,088	$1.87
Canceled	111	(111)	$6.34
Expired	8	(8)	$2.41
Exercised	—	(1,168)	$0.39

Balance at April 30, 2002	960	5,177	$2.78
Additional shares allocated	1,000	—	—
Granted	(1,485)	1,485	$2.26
Canceled	699	(699)	$3.19
Expired	262	(262)	$6.45
Exercised	—	(551)	$0.54

Balance at April 30, 2003	1,436	5,150	$2.62
Additional shares allocated	814	—	—
Granted	(1,514)	1,514	$5.85
Canceled	90	(90)	$2.17
Expired	45	(45)	$8.34
Exercised	—	(811)	$1.61

Balance at April 30, 2004	871	5,718	$3.58

      The table below summarizes information regarding stock options outstanding at April 30, 2004. The options exercisable as of April 30, 2003 and April 30, 2002 were 2,775,000 and 2,206,000, respectively.

	Options Outstanding			Options Exercisable

Actual		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding at	Remaining	Exercise	Exercisable At	Exercise
Prices	April 30, 2004	Contractual Life	Price	April 30, 2004	Price

		(Years)
$0.11-0.13	347,876	4.6	$0.12	347,876	$0.12
0.25-0.33	203,542	4.9	0.30	203,542	0.30
0.40-0.50	150,184	5.5	1.00	150,184	1.00
1.00-1.04	2,458,597	7.9	2.02	1,404,385	1.92
1.73-2.49	381,500	8.2	2.79	138,749	2.70
4.07-6.06	703,050	6.7	5.41	587,833	5.41
6.38-8.38	1,472,813	8.4	7.05	375,559	7.35

$0.11-8.38	5,717,562	7.6	$3.58	3,208,128	$2.89

      The weighted-average grant-date fair value of options granted during fiscal 2004, fiscal 2003 and fiscal 2002 was $3.11, $1.21 and $1.20, respectively.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     1996 Shareholders’ Rights Plan

      In December 1996, the Company implemented the Preferred Shares Rights Agreement. Under the Preferred Shares Rights Agreement, each share of the Company’s outstanding common stock carries one preferred share purchase right, or Right. The Right entitles the holder, subject to certain conditions, to purchase one one-thousandth of a share of Series A Participating Preferred Stock and, under certain circumstances, to instead purchase shares of common stock of the Company or its acquirer at a discounted price. The rights are redeemable by the Company and will expire in December 2006.

     2001 Common Stock Repurchase Program

      In September 2001, the Board of Directors authorized the Common Stock Repurchase Program, or the Repurchase Program, for the open market repurchase of up to 1.5 million shares of our common stock. In March 2003, the Board of Directors increased the authorized limit to 2 million shares, in aggregate. During fiscal 2004, fiscal 2003 and fiscal 2002, respectively, total shares repurchased under the Repurchase Program were 74,000, 1,276,400 and 193,700, for a cost of $216,000, $3,235,000 and $417,000.

      In separately authorized transactions, the Board made two arrangements to repurchase common stock from its largest shareholder. In fiscal 2002, the Company purchased 1.5 million shares from Elex N.V. for $3.13 per share and an aggregate of $4.7 million, which represented a 5% discount from the closing market price on the Nasdaq National Market on the date of the purchase. In fiscal 2004, the Company purchased 600,000 shares from Elex N.V. for $6.77 per share and an aggregate of $4.1 million, which represented a 13% discount from the closing market price on the Nasdaq National Market on the last trading date prior to the approval of the transaction by the Company’s Board of Directors. The Company accounts for treasury stock using the cost method.

     Employee Stock Purchase Plan

      The Board of Directors and Stockholders approved the Company’s Employee Stock Purchase Plan, or the ESPP, in March 1993. A total of 750,000 shares of Common Stock had been reserved for issuance under the ESPP. Sales made under this plan were at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. The ESPP was suspended effective June 1998 due to the Company’s delisting from the Nasdaq National stock market in August 1998 and expired in March 2003.

     Other Employee Benefit Plans

      In January 2004, the Company implemented a Section 401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. The 401(k) Plan provides a 25% matching contribution which vests immediately. In fiscal 2004, the Company made matching contributions of $63,000.

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

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the Black-Scholes option-valuation model during fiscal 2002 and 2001, respectively: expected dividends of 0% for all years covered, expected volatility of 85% and 100%, risk free interest rates of 3.74% and 5.39% as well as expected lives of one and two years.

Note 8 — Segment Reporting:

      The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

      Revenues by product group were as follows (in thousands):

	Years Ended April 30,

	2004	2003	2002

EEPROM	$56,239	$41,690	$35,456
Flash	5,988	5,786	6,907
Analog and mixed-signal	1,311	745	428

Total net revenues	$63,538	$48,221	$42,791

      Revenues by destination were as follows (in thousands):

	Years Ended April 30,

	2004	2003	2002

United States	$7,320	$9,571	$12,549
Hong Kong/ China	12,876	6,609	6,154
Japan	11,288	8,934	4,923
Europe	7,432	6,899	4,560
Korea	6,316	4,600	4,560
Taiwan	8,704	4,552	3,936
Other Far East	6,068	5,040	5,188
Other Americas	3,534	2,016	921

Total net revenue	$63,538	$48,221	$42,791

      Property and equipment geographical breakdown was as follows (in thousands):

	Years Ended April 30,

	2004	2003

United States	$6,733	$5,985
Thailand	3,921	3,346
Other	449	284

	11,103	9,615
Less: accumulated depreciation and amortization	(7,769)	(6,524)

Total net property and equipment	$3,334	$3,091

      For fiscal 2004, ALR Company Limited, a reseller in China, represented 11% of the Company’s net revenue. For fiscal 2003, none of our direct or indirect customers represented more than 10% of net revenues. In fiscal 2002, Future Electronics, Inc., a distributor, represented 11% of net revenues.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commitments and Contingencies:

     Purchase Commitments

      Purchase commitments for open purchase orders at April 30, 2004 for which goods and services had not been received were approximately $5.9 million. In addition, the Company has committed $2.2 million for the purchase of a building in Romania.

     Contingencies

      In the normal course of business, the Company receives notification of threats of legal action in relation to claims of patent infringement by the Company. Although no assurances can be given as to the results of such claims, management does not believe that any such results will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The Company applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. These disclosure provisions expand those required by SFAS No. 5 “Accounting for Contingencies” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements upon which the Company is a guarantor:

     Indemnification Obligations

      The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights and certain income taxes. Generally, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

      It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on its business, financial condition, cash flows or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

     Product Warranties

      The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual claim experience differs from estimates. Warranty costs were less than $100,000 for fiscal 2004, fiscal 2003 and fiscal 2002.

Note 10 — Related Party Transactions:

     Elex N.V.

      During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”) a wholly owned subsidiary of Elex N.V., a Belgian holding company (“Elex”), that owned 3,578,700 shares, or 21.8% of the outstanding shares of the Company as of April 30, 2004. Elex initially became a related party in 1998. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company’s Board of Directors. The wafers provided by X-FAB include most of the Company’s analog and mixed-signal products and supplements some of the same EEPROM designs fabricated at Oki Electronic Industry Co., Ltd., in Japan, the Company’s principal wafer fab. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. During fiscal 2004, fiscal 2003 and fiscal 2002, the Company purchased $3.7 million, $1.4 million and $1.2 million of wafers, respectively, from X-FAB. As of April 30, 2004, 2003 and 2002, the total amount owed X-FAB was $137,000, $18,000 and $184, 000, respectively.

      On April 22, 2004, the Company purchased 600,000 shares of its common stock from Elex N.V. for $6.77 per share and an aggregate of $4.1 million.

     LXI Corporation

      The Company had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation (“Lxi”), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The number of full-time engineers from Lxi the Company used was dependant upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on the Company’s behalf. These services related to key development projects of Catalyst including development, design, layout and test program development services. In January 2003, the Company established a wholly owned subsidiary in Romania which replaced the services of Lxi as of February 1, 2003. Radu Vanco, the Company’s former CEO, owned 91% of Lxi at the time of his departure from the Company in 2002; Gelu Voicu, the Company’s Chief Executive Officer, and Thomas E. Gay, the Company’s Chief Financial Officer, owned approximately 3% and 1%, respectively, of Lxi until their shares were sold to Lxi in February 2003 at net book value. Mr. Gay had previously served as the Treasurer and as a director of Lxi prior to his joining the Company. Mr. Gay resigned as Treasurer of Lxi immediately prior to joining the Company and resigned as a director of Lxi in January 2003.

     Allan Advisors, Inc.

      One director of Catalyst Semiconductor, Inc., Lionel Allan, also served as a consultant to the Company through his consulting company, Allan Advisors, Inc. Under the terms of the consulting agreement, the Company paid Mr. Allan consulting fees of $8,333 per month throughout fiscal 2003 and fiscal 2002. In fiscal 2004, fiscal 2003 and fiscal 2002, the Company paid $0, $129,000 and $100,000, respectively. The Company paid the $29,000 balance due under the agreement in April 2003 and cancelled the agreement.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Year Ended April 30,	of Year	Expenses	Deductions	Year

	(In thousands)
2004

Allowance for doubtful accounts receivable	$225	$—	$(87)	$138
Valuation allowance for deferred tax assets	8,646	(8,646)	—	—
2003

Allowance for doubtful accounts receivable	950	—	(725)	225
Valuation allowance for deferred tax assets	10,624	(1,914)	(64)	8,646
2002

Allowance for doubtful accounts receivable	750	200	—	950
Valuation allowance for deferred tax assets	5,878	4,746	—	10,624

EXHIBIT INDEX

Exhibit No.	Description

3.2(8)	Restated Certificate of Incorporation of Registrant
3.4(7)	Bylaws of Registrant
4.1(17)	Specimen Stock Certificate
4.2(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and First National Bank of Boston
4.2.1(15)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent
4.2.2(15)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent
4.2.3(14)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent
4.2.4(15)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent
4.2.5(18)	Amendment No. 5 to Preferred Shares Rights Agreement dated as of April 22, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.2.6(19)	Amendment No. 6 to Preferred Shares Rights Agreement dated as of June 18, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.6(16)	2003 Stock Incentive Plan
4.7(16)	2003 Director Stock Option Plan
4.8(12)	1998 Special Equity Incentive Plan
10.27(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.38(2)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant
10.39(2)†	Master Agreement dated February 7, 1996 between United Microelectronics Corporation and the Registrant
10.61(4)	Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.
10.61.1(6)	Amended and Restated Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.
10.61.2(18)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004
10.61.3(18)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004
10.83(14)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant
10.84(15)*	Form of Change of Control Agreement between Registrant and its non-employee directors
10.85(20)*	Employment Agreement dated May 23, 2003 between Gelu Voicu and Registrant
10.86(18)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.
10.87*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant
10.88(21)	Sale-Purchase Promissory Agreement, dated November 6, 2003, between Registrant and S.C. Hathor Impex SRL
10.89(4)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V.
10.90(6)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V.
21.1(20)	List of Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 1993 (File No. 33-60132), as amended.

(2)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 1996.

(3)	Incorporated by reference to Registrant’s Form 8-A filed with the Securities and Exchange Commission on January 22, 1997.

(4)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended May 3, 1998.

(5)	Incorporated by reference to Registrant’s Form 10-K/ A filed with the Securities and Exchange Commission for the year ended May 3, 1998.

(6)	Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended August 2, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-Q/ A filed with the Securities and Exchange Commission for the quarter ended November 1, 1998.

(8)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on December 18, 1998.

(9)	Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended January 21, 1999.

(10)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended May 2, 1999.

(11)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2000.

(12)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the Securities and Exchange Commission on July 27, 2000.

(13)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2001.

(14)	Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended October 28, 2001.

(15)	Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2002.

(16)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 24, 2002 (File No. 333-102201).

(17)	Incorporated by reference to Registrant’s Registration Statement on Form 8-A/ A filed with the Securities and Exchange Commission on April 29, 1993.

(18)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116425).

(19)	Incorporated by reference to Registrant’s Registration Statement on Form S-3/ A filed with the Securities and Exchange Commission on June 22, 2004 (File No. 333-116425).

(20)	Incorporated by referenced to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 27, 2003.

(21)	Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended February 1, 2004.

†	Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.