Form 10-K/A
period 2004-05-02
CATALYST SEMICONDUCTOR INC
filed 2004-07-13
CIK 899636

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of October 24, 2003, the last day of the registrant’s most recently completed second quarter, was $79 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     The number of shares of Registrant’s Common Stock outstanding as of June 15, 2004 was 16,431,705.

CATALYST SEMICONDUCTOR, INC.

PART III
Item 11. Executive Compensation
Item 14. Principal Auditors Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

EXPLANATORY NOTES

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended May 2, 2004, originally filed on June 30, 2004 (the “Original Filing”). We are refiling Part III, Items 11 and 14 to revise certain disclosures contained in those Items. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

     Except as described above, no other changes have been made to the Original Filing. The filing of this Amendment is not a representation that any statements contained in our Annual Report on Form 10-K other than Part III, Items 11 and 14 are true or complete as of any date subsequent to the date of the Original Filing.

PART III

Item 11. Executive Compensation

     Summary Compensation Table. The following table shows the compensation paid by us in the fiscal years ended April 30, 2004, 2003 and 2002 (“fiscal 2004,” “fiscal 2003,” and “fiscal 2002,” respectively) to (i) our chief executive officer and (ii) our four most highly compensated executive officers other than the chief executive officer who served as executive officers at April 30, 2004.

		Annual Compensation			Long Term Compensation Payouts
				Other	Number of
				Annual	Securities	All Other
Name and	Fiscal			Compensation	Underlying	Compensation
Principal Position	Year	Salary	Bonus	(1)	Options	(2)
Gelu Voicu (3)	2004	$340,384	$219,410	$12,000	200,000	$4,956
President and Chief Executive Officer	2003	259,000	188,250	12,000	500,000	455
	2002	200,000	—	11,500	120,000	196
Thomas E. Gay	2004	197,019	101,300	12,000	60,000	2,952
Vice President, Finance and Administration and Chief Financial Officer	2003 2002	178,307 165,000	91,708 —	12,000 11,500	60,000 80,000	331 175
Irvin W. Kovalik	2004	185,615	96,754	12,000	50,000	5,203
Vice President, Sales	2003	171,642	87,250	12,000	60,000	1,734
	2002	158,394	—	11,500	80,000	493
Sorin Georgescu	2004	177,192	92,542	—	50,000	1,586
Vice President, Technology Development	2003 2002	166,654 81,846	80,750 —	— —	50,000 200,000	311 69
George Smarandoiu (4)	2004	177,194	92,542	—	80,000	2,584
Vice President, Product Design	2003	83,038	131,500	—	200,000	103
	2002	—	—	—	—	—

(1)	Amounts included under “Other Annual Compensation” represent the dollar value of car allowances, 401k matching and insurance premiums paid by us for the benefit of such executive officer.

(2)	Amounts included under “All Other Compensation” represent the dollar value of 401(k) matching, group and term life insurance premiums paid by us for the benefit of such executive officer. In fiscal 2004, we began matching 25% of all employees’ 401(k) contribution.

(3)	Mr. Voicu was appointed executive vice president and chief operating officer as of August 21, 2002, and was promoted to president and chief executive officer effective as of October 29, 2002.

(4)	Mr. Smarandoiu became our Vice President, Product Design in October 2002.

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

	Individual Grants(1)
		Percent			Potential Realizable Value
	Number of	of Total			at Assumed Annual
	Securities	Options			Rates of Stock Price
	Underlying	Granted to			Appreciation for Option Term(4)
	Options	Employees in	Exercise or Base	Expiration
Name	Granted	Fiscal Year(2)	Price per share (3)	Date	5%	10%
Gelu Voicu	200,000	13.2%	$7.15	11/19/2013	$899,319	$2,279,052
Thomas E. Gay III	60,000	4.0%	7.15	11/19/2013	269,796	683,716
Irvin W. Kovalik	50,000	3.3%	7.15	11/19/2013	224,830	569,763
Sorin Georgescu	50,000	3.3%	7.15	11/19/2013	224,830	569,763
George Smarandoiu	80,000	5.3%	$7.15	11/19/2013	$359,728	$911,621

(1)	Options are incentive stock options to the extent qualified and nonstatutory options otherwise. See also “Employment Contracts and Change-in-Control Arrangements” for a description of certain acceleration provisions which may be applicable to these options under certain circumstances.

(2)	We granted stock options representing a total of 1,513,800 shares to employees in fiscal 2004.

(3)	Options were granted at an exercise price equal to the fair market value of our common stock, as determined by reference to the closing price reported on the Nasdaq National Market on the date of grant.

(4)	In accordance with SEC rules, the table sets forth the hypothetical gains or options spread that would exist for the options at the end of their respective 10 year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted until the expiration of the option term. The disclosure of 5% and 10% assumed rates is required by the rules of the SEC and does not represent the Company’s estimate or projection of future stock price or stock price growth. If the stock price does not increase over the exercise price, the value to the executive officer would be zero.

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

			Number of Securities
	Number		Underlying Unexercised		Value of Unexercised
	of		Options at		In-the-Money Options at
	Shares Acquired on	Value	April 30, 2004		April 30, 2004(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Gelu Voicu	—	—	507,355	540,644	$2,219,756	$1,681,418
Thomas E. Gay III	30,000	$221,250	380,404	119,596	1,992,615	260,569
Irvin W. Kovalik	—	—	240,404	109,596	1,000,284	259,416
Sorin Georgescu	—	—	159,375	140,625	872,875	479,625
George Smarandoiu	—	—	106,250	173,750	$532,313	$481,688

(1)	Represents the per share market price at fiscal year end of $7.30 less the exercise price per share. For purposes of this calculation, the fiscal year end market price of the shares is deemed to be the closing sale price of our common stock as reported on the Nasdaq National Market on April 30, 2004.

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

Item 14. Principal Auditors Fees and Services

Relationship with Independent Public Accounting Firm

     PricewaterhouseCoopers LLP, or PwC, has served as our independent registered public accounting firm for our financial statements prepared under U.S. generally accepted accounting principles since 1987.

Fees Paid to Accountants for Service Rendered

     PwC billed us for the following professional services:

	Years Ended April 30,
	2004	2003
Audit fees	$298,000	$272,000
Tax fees	—	7,000
All other fees	—	96,000

Total professional fees	$298,000	$375,000

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

Pre-Approval Policies and Procedures

     In accordance with the charter of the audit committee, the audit committee is required to review and approve in advance the annual budget for independent audit services and review and pre-approve all non-audit services rendered by the Company’s independent registered public accounting firm. All services were pre-approved by the audit committee prior to their commencement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c) Exhibits

The following exhibits are filed as part of this Form 10-K/A:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 13th day of July, 2004.

CATALYST SEMICONDUCTOR, INC.

By:	/s/ Gelu Voicu

Gelu Voicu President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Act, this Amendment No. 1 to the Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gelu Voicu Gelu Voicu	President, Chief Executive Officer (Principal Executive Officer) and Director	July 13, 2004

/s/ Thomas E. Gay III Thomas E. Gay III	Vice President of Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)and Secretary	July 13, 2004

Henry C. Montgomery* Henry C. Montgomery	Chairman of the Board	July 13, 2004

Lionel M. Allan* Lionel M. Allan	Director	July 13, 2004

Roland M. Duchâtelet* Roland M. Duchâtelet	Director	July 13, 2004

Garrett Garrettson* Garrett Garrettson	Director	July 13, 2004

Glen G. Possley* Glen G. Possley	Director	July 13, 2004

*By:	/s/ Thomas E. Gay III

Thomas E. Gay III
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act of 2002