Form 10-Q
period 2004-08-01
CATALYST SEMICONDUCTOR INC
filed 2004-08-27
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004 or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 20, 2004 was 18,220,130 exclusive of 3,644,100 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

PART I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2004	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,934	$17,245
Short term investments	23,911	16,564
Accounts receivable, net	10,736	12,547
Inventories	9,802	6,960
Deferred tax assets	5,024	5,024
Other current assets	773	875

Total current assets	72,180	59,215
Property and equipment, net	3,187	3,334
Deferred tax assets	4,098	4,098
Other assets	205	218

Total assets	$79,670	$66,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,728	$4,879
Accounts payable — related parties	690	137
Accrued expenses	4,546	3,782
Deferred gross profit on shipments to distributors	3,634	4,079

Total current liabilities	14,598	12,877

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 21,864 shares issued and 18,220 shares outstanding at July 31, 2004 and 20,057 shares issued and 16,413 shares outstanding at April 30, 2004	22	20
Additional paid-in-capital	68,159	59,228
Treasury stock, 3,644 shares at July 31, 2004 and April 30, 2004	(12,616)	(12,616)
Retained earnings	9,576	7,382
Accumulated other comprehensive loss	(69)	(26)

Total stockholders’ equity	65,072	53,988

Total liabilities and stockholders’ equity	$79,670	$66,865

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2004	2003
	(In thousands, except per share data)
Net revenues	$16,711	$13,847
Cost of revenues	8,036	8,700

Gross profit	8,675	5,147
Operating expenses:
Research and development	2,143	1,548
Selling, general and administrative	3,158	2,607

Income from operations	3,374	992
Interest income, net	109	90

Income before income taxes	3,483	1,082
Income tax provision	1,289	162

Net income	$2,194	$920

Net income per share:
Basic	$0.13	$0.06

Diluted	$0.12	$0.05

Weighted average common shares outstanding:
Basic	16,759	16,358
Diluted	19,022	18,755

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$2,194	$920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	404	321
Benefit from sale of inventory previously written down	(226)	(744)
Provision for excess and obsolete inventory	155	375
Loss on disposal of fixed assets	235	—
Tax benefit of options	577	—
Changes in assets and liabilities:
Accounts receivable	1,811	(1,546)
Inventories	(2,771)	1,255
Other assets	115	60
Accounts payable (including related parties)	777	343
Accrued expenses	764	(238)
Deferred gross profit on shipments to distributors	(445)	576

Net cash provided by operating activities	3,590	1,322

Cash flows from investing activities:
Purchases of short-term investments	(10,635)	(4,708)
Proceeds from sales and maturities of short-term investments	3,245	2,230
Acquisition of property and equipment	(492)	(316)

Net cash used in investing activities	(7,882)	(2,794)

Cash flows from financing activities:
Common stock issuances from exercise of options	369	263
Net proceeds from secondary offering	7,987	—
Net payable to Elex for secondary offering	625	—
Treasury stock purchases	—	(215)

Net cash provided by financing activities	8,981	48

Net increase (decrease) in cash and cash equivalents	4,689	(1,424)
Cash and cash equivalents at beginning of the period	17,245	7,828

Cash and cash equivalents at end of the period	$21,934	$6,404

Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes	$100	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

     Catalyst Semiconductor, Inc. (the “Company”), was founded in October 1985, and designs, develops and markets a broad line of reprogrammable non-volatile memory, analog and mixed-signal products.

     In the opinion of the management of the Company, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the Company’s April 30, 2004 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004, as amended. Certain prior period balances have been reclassified to conform to the current period presentation.

     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. The Company refers to the fiscal year ended April 27, 2003 as fiscal 2003, the fiscal year ended May 2, 2004 as fiscal 2004 and the fiscal year ending May 1, 2005 as fiscal 2005. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal year 2004 was comprised of 53 weeks with the extra week added to the third quarter making it consist of 14 weeks. Fiscal year 2005 will be comprised of 52 weeks. For presentation purposes only, the financial statements and notes refer to April 30 as the Company’s fiscal year end and July 31, October 31 and January 31 as the end of the Company’s fiscal quarters.

Principles of Consolidation

     The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries, Nippon Catalyst KK (“NCKK”), a sales organization in Japan, and Catalyst Semiconductor Romania SRL (“CSR”), a design center in Bucharest, Romania. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates in these financial statements include inventory valuation, reserves for price adjustment and stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, allowances for doubtful accounts receivable and income taxes. Actual results could differ from those estimates.

Stock-Based Compensation

     The Company has elected to measure employee stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion (“ABP”) No. 25, “Accounting for Stock Issued to Employees” and to comply with the pro forma disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes Option Pricing Model on the date of grant. The related stock-based compensation expense is recognized over the vesting period.

     The following weighted average assumptions are included in the estimated fair value calculations for stock option grants:

	Three Months Ended July 31,
	2004	2003
Expected life (in years)	4.0	4.0
Risk-free interest rate	3.48%	2.33%
Volatility	68%	68%
Dividend yield	—	—

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended July 31,
	2004	2003
	(In thousands, except
	per share amounts)
Reported net income	$2,194	$920
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(603)	(748)

Pro forma net income	$1,591	$172

Net income per share:
Basic – as reported	$0.13	$0.06

Basic – pro forma	$0.09	$0.01

Diluted – reported	$0.12	$0.05

Diluted – pro forma	$0.08	$0.01

Note 2 — Significant Accounting Policies

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

   Foreign Currency Translation

     The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers from Japan, has test and assembly activities in Thailand and supports sales and marketing activities in various countries outside of the United States. Most of these costs are paid for with U.S. dollars. The research and development personnel costs in Romania are tracked against the euro while all other activities are paid in Romania leu. Foreign currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income for the period. They were not material for the periods presented.

   Recognition of Revenues

     The Company generally recognizes revenues as products are shipped if evidence of an arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

     The Company sells products directly to OEMs customers and indirectly through resellers and distributors. Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights. Reserves for estimated returns and allowances are provided against net revenues at the time

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of recognition of revenues. The Company sells products to certain distributors under agreements which allow certain rights to return the product and price protection rights. These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months. As a result of the above, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer. Upon shipment to a distributor, the Company records an accounts receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until the inventory is resold by the distributor.

   Inventories

     Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

   Shipping and Handling Costs

     The Company charges internal freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statement of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statement of operations. Such outbound freight costs aggregated to $154,000 and $178,000 for the three months ended July 31, 2004 and 2003, respectively.

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

     As of July 31, 2004, one customer accounted for 14% of gross accounts receivable. As of April 30, 2004, one customer accounted for 15% of gross accounts receivable.

   Concentration of Other Risks

     The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

   Advertising Costs

     Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on its consolidated statement of operations. Such advertising and promotional expenditures were less than $25,000 in each of the three months ended July 31, 2004 and 2003.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available for sale.

   Segment Reporting

     The Company uses SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 uses the management approach in identifying reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments. Based on its operating structure and management reporting, the Company has concluded it has one reporting segment; the semiconductor manufacturing segment.

   New Accounting Pronouncements

     In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company adopted EITF Issue 03-6 effective April 30, 2004. The standard had no impact on the Company’s reported earning per share.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Net Income Per Share

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

	Three Months Ended July 31,
	2004			2003
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$2,194	16,759	$0.13	$920	16,358	$0.06
Effect of stock options	—	2,263	(0.01)	—	2,397	(0.01)

Diluted	$2,194	19,022	$0.12	$920	18,755	$0.05

     Options to purchase 963,000 shares of common stock at a weighted average exercise price of $7.31 per share outstanding during the three months ended July 31, 2004 and options to purchase 1,153,000 shares of common stock at a weighted average exercise price of $6.16 per share outstanding during the quarter ended July 31, 2003 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Balance Sheet Components (in thousands):

	July 31, 2004
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	FMV
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$16,456	$—	$(34)	$16,422
U.S. government debt securities with maturities over one year	7,524	1	(36)	7,489

Total investments available-for-sale	$23,980	$1	$(70)	$23,911

	April 30, 2004
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	FMV
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$9,682	$3	$(6)	$9,679
U.S. government debt securities with maturities over one year	6,908	—	(23)	6,885

Total investments available-for-sale	$16,590	$3	$(29)	$16,564

     The financial instruments in short term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying condensed consolidated balance sheets.

	July 31,	April 30,
	2004	2004
Accounts receivable:
Accounts receivable	$10,874	$12,685
Less: Allowance for doubtful accounts	(138)	(138)

	$10,736	$12,547

Inventories:
Work-in-process	$5,403	$4,939
Finished goods	4,399	2,021

	$9,802	$6,960

Property and equipment:
Engineering and test equipment	$7,463	$7,776
Computer hardware and software	2,122	1,849
Furniture and office equipment	1,509	1,478

	11,094	11,103
Less: accumulated depreciation and amortization	(7,907)	(7,769)

	$3,187	$3,334

Accrued expenses:
Accrued employee compensation	$1,665	$1,704
Accrued income taxes	1,671	1,059
Other	1,210	1,019

	$4,546	$3,782

Note 5 – Income Taxes

     The provision for income taxes was $1.3 million, or 37% of income before taxes, for the quarter ended July 31, 2004. The provision for income taxes was $162,000, or 15% of income before taxes, for the quarter ended July 31, 2003. The lower provision for income taxes for the three months ended July 31, 2003 reflects the tax benefit associated with the reversal of the valuation allowance against the deferred tax assets in fiscal 2004.

Note 6 – Stockholders’ Equity

  Common and Preferred Stock

     The Company completed a secondary public offering of its common stock in July, 2004. The Company sold 1,450,000 common shares at $6.00 per share. Proceeds to the Company, net of underwriting discounts and

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commissions and related offering expenses of $713,000 were approximately $8.0 million. In connection with this transaction, Elex N.V., a related party, and other selling stockholders offered 2,850,000 and 300,000 common shares, respectively, at $6.00 per share. In aggregate, 4.6 million common shares were sold. The Company did not receive any proceeds of the sale of shares by Elex N.V. or any other selling stockholder.

Note 7 – Segment Reporting

     The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

     Net revenues by product group were as follows (in thousands):

	Three Months Ended July 31,
	2004	2003
EEPROM	$14,171	$12,363
Flash	1,774	1,207
Analog and mixed-signal	766	277

Total net revenues	$16,711	$13,847

     Net revenues by geography were as follows (in thousands):

	Three Months Ended July 31,
	2004	2003
United States	$2,413	$2,409
Hong Kong/China	4,461	2,538
Japan	3,325	3,111
Europe	2,314	1,547
Korea	1,432	1,032
Taiwan	1,673	1,261
Other Far East	724	1,438
Other Americas	369	511

Total net revenues	$16,711	$13,847

     Property and equipment geographical breakdown was as follows (in thousands):

	July 31,	April 30
	2004	2004
United States	$6,734	$6,733
Thailand	3,887	3,921
Other	473	449

	11,094	11,103
Less: accumulated depreciation and amortization	(7,907)	(7,769)

Total net property and equipment	$3,187	$3,334

     For the three months ended July 31, 2004 and July 31, 2003, ALR Company Limited, a reseller in China, represented 12% and 11%, of the Company’s net revenues, respectively. No other customer, distributor or represented 10% or more of the Company’s net revenues in either period.

Note 8 – Commitments and Contingencies

   Purchase Commitments

     Purchase commitments for open purchase orders at July 31, 2004 for which goods and services had not been received were approximately $7.4 million as compared to approximately $5.9 million at April 30, 2004. In addition, the Company has committed $2.3 million for the purchase of a building in Romania.

   Contingencies

     In the normal course of business, the Company receives notification of threats of legal action in relation to

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

claims of patent infringement by the Company. Although no assurances can be given as to the results of such claims, management does not believe that any such results will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Company applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. These disclosure provisions expand those required by SFAS No. 5 “Accounting for Contingencies” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements through which the Company is a guarantor:

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

   Product Warranties

     The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $25,000 for the three months ended July 31, 2004.

Note 9 — Related Party Transactions

   Elex N.V.

     During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”) a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company’s Board of Directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares from the Company. The wafers provided by X-FAB include most of the Company’s analog and mixed-signal products and supplements some of the same EEPROM designs fabricated at Oki Electronic Industry Co., Ltd., in Japan, the Company’s principal wafer fab. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. During the three months ended July 31, 2004 and 2003, the Company purchased $366,000 and $752,000 of wafers, respectively, from X-FAB. As of July 31, 2004, the total amount owed X-FAB

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

was $65,000. In the first quarter of fiscal 2005, Elex reduce its holdings from 3,578,700 shares, or 21.8% of the outstanding shares of the Company as of April 30, 2004, to 728,700 shares, or 4.0% of the outstanding shares of the Company as of July 31, 2004.

     As of the period ended July 31, 2004, the Company had a net payable amount of $625,000 to Elex. The Company received a $1 million deposit from Elex to cover their portion of expenses related to the secondary public offering completed in July 2004 in which the Company sold 1,450,000 shares and Elex sold 2,850,000 shares. The $625,000 represents the unused portion of that deposit.

Note 10 – Other

     On April 17, 2001, Xicor Corporation (Xicor), a competitor in the nonvolatile and analog/mixed signal semiconductor markets, served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that some of the Company’s then recently announced digital potentiometer products infringed on a patent that Xicor obtained in 1988. In June 2002, the Company entered into a settlement agreement with Xicor according to which Catalyst received a license to manufacture the disputed products in exchange for certain royalty payments based upon sales of those products after July 22, 2002. The complaint was dismissed on July 22, 2002. Through July 31, 2004 the royalties paid under this agreement have not been material.

     In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (collectively, “Philips”) to license technology pertinent to their I2C bus technology. The Company paid royalties under this license through 1993, at which point the Company believed that the license became fully paid and no further royalties were owed. In May 2001, the Company received a written communication from Philips claiming that royalties under this license were still owing on certain products. In December 2003, Philips and the Company agreed to amend the license agreement to allow a one-time payment of $1.65 million for any royalty obligation though August 2004 when the patent expires. In fiscal 2004, the Company charged $1.4 million to its cost of revenues. In the three months ended July 31, 2004, the Company charged $100,000 to its cost of revenues. The remaining prepaid royalty cost of $33,000 will be recognized in second quarter of fiscal 2005.

Note 11 – Other Comprehensive Income

     The components of other comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended July 31,
	2004	2003
Reported net income	$2,194	$920
Other comprehensive income:
Unrealized loss on available-for-sale investments	(43)	(7)

Total other comprehensive income	$2,151	$913

     Accumulated other comprehensive income, as presented in the accompanying condensed consolidated balance sheets, consists of the unrealized gains and loss on the available-for-sale investments, net of tax.

Note 12 – Subsequent Event

     In August 2004, the board of directors increased the authorized limit for the Company’s open market common stock repurchase plan from 2 million shares to 3 million shares. Through July 31, 2004 the Company has repurchased 1.5 million shares under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results”. These forward-looking statements include, but are not limited to: the statements relating to downward pricing trends in the second paragraph of “Overview;” the statements relating to the increasing portion of our net revenues from analog and mixed-signal products in the third paragraph under “Overview;” the statements relating to the overestimation of future selling prices under “Inventory Reserves;” and the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing under “Need for Additional Resources” among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Operating Results.”

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

     We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog and mixed-signal products that offer our customers a more complete system solution. In fiscal 2003, we strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Sunnyvale, California headquarters. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop a broader solution with our line of analog and mixed-signal products. Although analog and mixed-signal products comprised 4.6% of net revenues in the first quarter of fiscal 2005, we expect net revenues from analog and mixed-signal products to comprise a larger portion of our net revenues in the future.

     Our business is less capital intensive than traditional semiconductor companies since we outsource to third parties the manufacturing, assembling and testing of our products. We use Oki Electric Industry Co., Ltd. (“Oki”) and X-FAB Texas, Inc. (“XFAB”) for foundry services and primarily use NS Electronic Bangkok (“NSEB”) for assembly and test services. We strive to maintain long term relationships with our suppliers to ensure stability in our supply of products at a low cost. In addition, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for selected high volume products.

     We market and sell our products directly through our sales force and indirectly through manufacturers’ representatives, distributors and resellers. Indirect sales were a majority of our total sales from fiscal 2003 through the first quarter of fiscal 2005. Our original equipment manufacturer (“OEM”) customer base, including end customers of our distributors and resellers, is relatively diverse and during fiscal 2004 consisted of more than 3,000 customers. We have approximately 50 distributors and resellers but the only party that accounted for more than 10% of our net revenues in the three months ended July 31, 2004 was ALR Company Limited, a Chinese reseller, which comprised of approximately 12% of our net revenues.

     Our sales are initiated by purchase orders received from our customers and are typically shipped within a few weeks of receiving the order. Since industry practice allows customers to reschedule or cancel orders on relatively short notice, we do not use backlog to forecast our future net revenues. Cancellations of customer orders or distributor price protection and stock rotation rights, both industry standards, could result in the loss of future net revenues without allowing us sufficient time to reduce our inventory and operating expenses.

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

     Gross Profit. Gross profit is net revenues less cost of revenues and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, test and assembly services and yields. Cost of revenues consists primarily of costs of manufacturing, assembly and testing of our products as well as compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. It also can include, on occasion, adjustments to inventory valuations based on demand and average selling prices expected in future periods.

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

Proposed Changes in Accounting for Stock-Based Compensation

     We may be required to expense stock options and other share-based payments to employees and directors, which would mean that we would record a significant charge to earnings. On March 31, 2004, the FASB issued an exposure draft No. 1102-100, “Proposed Statement of Financial Accounting Standards — Share-Based Payment,” effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. It would supersede SFAS 123, which allows for disclosure of this expense on a pro forma basis in notes to consolidated financial statements. This pro forma compensation expense was $603,000, net of tax, for the three months ended July 31, 2004. Although the comment period for the exposure draft has expired, no final rules or adoption date have been announced. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what actions we may elect to take to reduce this potential charge if this exposure draft is enacted. If we elect not to issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining talented employees. We believe it is likely that any expenses resulting from the implementation of the exposure draft would be included in the income statement line item where the related salary cost for the applicable employee or consultant is recorded, and that as a result, it may be difficult for investors to conduct period to period comparisons of our expenses if this exposure draft is adopted.

Critical Accounting Estimates

     The preparation of our consolidated financial statements and related disclosures in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates and judgments based on historical experience and apply them on a consistent basis. We believe that such consistent application results in financial statements and accompanying notes that fairly represent our financial condition, operating results and cash flows for all periods presented. However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows.

   Recognition of Revenues

     We generally recognize revenues as products are shipped if all of the following criteria are met:

•	we have evidence that an arrangement exists;

•	our customer has taken title to the products;

•	we have performed the services, if any;

•	the sales price is fixed or determinable;

•	we believe that collection of the resulting receivable is reasonably assured; and

•	we can reasonably estimate product returns.

     We sell products directly to OEM customers and indirectly through distributors and resellers. We recognize revenues upon delivery to OEM customers and resellers who have no, or limited, product return rights and no price protection rights. We deem that delivery occurs when legal title and the risk of loss transfers to the customer. Delivery is generally defined by the customers’ shipping terms, as stated in the related purchase order. If the customers’ purchase orders do not define the shipping terms, the shipping terms will be Ex-Works as defined in our invoice. We record an estimated allowance for returns from OEM customers and manufacturers’ representatives, based on a percentage of our revenues. This estimate is based on historical averages.

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

     We reduce the value of our inventory for quantities in excess of demand equal to the cost of inventory that exceeds expected demand for approximately the next 12 months. If market conditions are less favorable than those we estimate, we may be required to write down inventory. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional write downs to cover the even lower estimated sales price. Once written down, we do not reverse inventory provisions until the associated inventory has been sold or physically scrapped.

   Allowance for Doubtful Accounts

     We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and the bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $10.9 million, net of allowance for doubtful accounts of $138,000, as of July 31, 2004.

   Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our balance sheet on a net basis. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we establish a valuation allowance or increase this allowance in a period, we include an expense in the tax provision in the statement of operations.

     We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of July 31, 2004, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $9.1 million and our valuation allowance was zero.

     In fiscal 2004, we concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our recent history of income before taxes.

Results of Operations

     The following table sets forth the percentage of net revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three months ended
	July 31,
	2004	2003
Net revenues	100.0%	100.0%

Gross profit	51.9	37.2
Operating expenses:
Research and development	12.8	11.2
Selling, general and administrative	18.9	18.8

Income from operations	20.2	7.2
Interest income, net	0.6	0.6

Income before income taxes	20.8	7.8
Income tax provision	7.7	1.2

Net income	13.1%	6.6%

     The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three months ended July 31,
	2004		2003
EEPROM	$14,171	84.8%	$12,363	89.3%
Flash	1,774	10.6	1,207	8.7
Analog and mixed-signal	766	4.6	277	2.0

Net revenues	$16,711	100.0%	$13,847	100.0%

Comparison of the three months ended July 31, 2004 and July 31, 2003

     Net Revenues. Our net revenues increased $2.9 million, or 20.7%, to $16.7 million for the three months ended July 31, 2004 from $13.8 million for three months ended July 31, 2003. The increase in net revenues was primarily due to higher average selling prices of approximately 14% in our EEPROM product line. This reflected increasing demand throughout fiscal 2004. Our flash product revenues increased in terms of unit volume and average selling prices. Our analog and mixed-signal product revenues also increased as we introduced more products to market and established product traction with our customer base.

     Sales to customers outside the United States represented approximately 86% of net revenues for the three months ended July 31, 2004 as compared to 83% of net revenues for the three months ended July 31, 2003.

     Gross Profit. Gross profit increased $3.5 million, or 68.5%, to $8.7 million for the three months ended July 31, 2004 from $5.1 million for three months ended July 31, 2003. The increase in gross profit was primarily due to higher average selling prices and lower costs. Inventory provisions were $155,000 for the three months ended July 31, 2004 and $375,000 for the three months ended July 31, 2003. Sales of previously written down inventory benefited our cost of revenues by $226,000 for the three months ended July 31, 2004 and $744,000 for the three months ended July 31, 2003. The net impact of inventory provisions was an improvement in gross profit of $71,000 and $369,000 for the three months ended July 31, 2004 and 2003, respectively. During the three months ended July 31, 2004 we wrote down production masks by $135,000.

     Research and Development. Research and development expense increased $595,000, or 38.4%, to $2.1 million for the three months ended July 31, 2004 from $1.5 million for the three months ended July 31, 2003. As a percentage of net revenues, research and development expense was 12.8% for the three months ended July 31, 2004 and 11.2% for the three months ended July 31, 2003. The increase in research and development expense was primarily attributable to a $389,000 increase in personnel related expenses, including an increase in headcount. There was an additional charge of $100,000 related to developmental mask sets. As of July 31, 2004, we employed 70 people in research and development activities, compared to 62 employees as of July 31, 2003.

     Selling, General and Administrative. Selling, general and administrative expense increased $551,000, or 21.1%, to $3.2 million for the three months ended July 31, 2004 from $2.6 million for the three months ended July 31, 2003. As a percentage of net revenues, selling, general and administrative expense was 18.9% and 18.8% for the three months ended July 31, 2004 and 2003, respectively. The increase in absolute dollars was primarily attributable to a $451,000 increase in selling, general and administration personnel related expenses and an increase in commissions paid to outside representatives of $83,000. As of July 31, 2004, we employed 55 people in selling, general and administrative activities, compared to 49 persons as of July 31, 2003.

     Net Interest Income and Expense. We earned net interest income of $109,000 for the three months ended July 31, 2004 compared to net interest income of $90,000 for the three months ended July 31, 2003. Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 1.2% for the three months ended July 31, 2004 and approximately 1.3% for the three months ended July 31, 2003. The increase in absolute dollars was primarily attributable to the net proceeds from sale of 1.45 million shares by us in a secondary offering that occurred in July 2004 and cash generated from operations. We did not receive any net proceeds of sales of shares by the selling stockholders in the offering.

     Income Tax Provision. The provision for income taxes was $1.3 million, or 37% of income before taxes, for the quarter ended July 31, 2004. The provision for income taxes was $162,000, or 15% of income before taxes, for the quarter ended July 31, 2003. The lower provision for income taxes for the three months ended July 31, 2003 reflects the tax benefit associated with the reversal of the valuation allowance against our deferred tax assets in fiscal 2004.

Liquidity and Capital Resources

     At July 31, 2004, we had cash, cash equivalents and short-term investments of $45.8 million. Our historical sources of cash and capital expenditures have come from our operating activities. In the first quarter of fiscal 2005, we completed a secondary offering that raised net proceeds of $8.0 million. In fiscal 2003, we began to invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year. They are highly liquid and can be converted to cash at any time. They are classified as current assets in the balance sheet but are not considered cash and cash equivalents and are therefore excluded from our analysis of changes to cash and cash equivalents in our consolidated statement of cash flows included in this Form 10-Q.

Net Cash from Operating Activities

     In the three months ended July 31, 2004, we had operating cash flows of $3.6 million, which was due primarily to net income of $2.2 million, adjusted for depreciation and amortization of $404,000. Non cash items included a net decrease in inventory reserves of $71,000, disposal of mask sets of $235,000 related to the migration towards alternate micron process geometries and a tax benefit of $577,000 related to the exercise of employee stock options. Cash provided by operating activities included a decrease in accounts receivable of $1.8 million related to higher distributor sell-through and an increase in accounts payable of $777,000 related to increased wafer purchases and test and assembly services. The net increase in accrued liabilities of $764,000 is comprised of the 37% income tax provision and the decrease related to the payout of fiscal 2004 bonuses. Such sources of cash were partially offset by an increase in gross inventory of $2.8 million as the finished goods build plan was higher than the rate of shipments. Deferred gross distributor profits decreased as distributors lowered aggregate inventories during the first quarter of fiscal 2005.

     In the three months ended July 31, 2003, we had operating cash flows of $1.3 million, which was due primarily to net income of $920,000, adjusted for depreciation and amortization of $321,000 and a net decrease in inventory reserves of $369,000. Cash provided by operations included a decrease in gross inventory of $1.3 million, an increase in accounts payable of $343,000 and an increase in deferred distributor profits of $576,000. Deferred distributor profits increased due to higher volumes shipped to distributors near the end of the quarter that were unsold to end customers as of July 31, 2003. Such increases were partially offset by a $1.5 million increase in accounts receivable caused by increased shipments. Accrued expenses decreased $238,000 due to the payment of fiscal 2003 bonuses.

   Net Cash from Investing Activities

     In the three months ended July 31, 2004, investing activities used $7.9 million, primarily related to the purchase of short term investments of $10.6 million and the acquisition of fixed assets of $492,000, primarily related to our new enterprise resource planning and supply chain management software systems. We received $3.2 million in proceeds from the sales and maturities of our short-term investments.

     In the three months ended July 31, 2003, investing activities used $2.8 million, primarily related to the purchase of short-term investments of $4.7 million and the acquisition of equipment for our manufacturing operations of $316,000. We received $2.2 million in proceeds from the sales and maturities of our short-term investments.

   Net Cash from Financing Activities

     In the three months ended July 31, 2004, cash provided by financing activities was $9.0 million, consisting of $8.0 million in net proceeds from our public offering of 1.45 million shares and $369,000 in proceeds from the sale of common stock through the exercise of stock options. We did not have any stock repurchases in the three months ended July 31, 2004.

     In the three months ended July 31, 2003, cash provided by financing activities was $48,000, consisting of $263,000 in proceeds from the sale of common stock through the exercise of stock options less the use of $215,000 for the repurchase of an aggregate of 74,000 shares of our common stock on the open market through our open market repurchase program.

     On June 14, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-3 in connection with a proposed underwritten public offering of up to 1,450,000 newly-issued shares of common stock and up to 3,150,000 shares of our common stock held by certain selling stockholders. The registration statement became effective on July 9, 2004 and all 1,450,000 shares of common stock were issued. The net proceeds from the secondary offering were approximately $8.0 million, after deducting the underwriters discounts and commissions and other offering related expenses.

   Common Stock Repurchase Plan

     In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In March 2003, the board of directors increased the authorized limit to an aggregate of 2 million shares. In August 2004, the board of directors increased the authorized limit to an aggregate of 3 million shares. The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock. The following table summarizes the activity of the open market repurchase program through July 31, 2004 and does not include our repurchases of shares from Elex N.V.

	Three months ended July 31,
	2004	2003
Shares repurchased in open market	—	74,000
Total cost of shares	—	$215,000
Average cost per share	—	$2.91

   Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations as of July 31, 2004 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Years Ending April 30,
	Total	2005	2006	2007	2008
Contractual cash obligations
Operating leases(1)	$992	$410	$469	$113	$—
Sales-purchase promissory agreement(2)	2,300	2,300	—	—	—
Wafer purchases	6,867	6,867	—	—	—
Other purchase commitments	523	523	—	—	—

Total contractual cash obligations	$10,682	$10,100	$469	$113	$—

(1)	Our primary facility lease is our business office in Sunnyvale, California. This lease expires in 2006 and allows us to exercise an option to extend the term by an additional five years.

(2)	On November 6, 2003, we entered into a Sale-Purchase Promissory Agreement with S.C. Hathor Impex SRL to purchase a building for Catalyst Semiconductor Romania SRL. We expect to take possession of the building and complete the financial transaction before August 31, 2004.

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of July 31, 2004, we were not involved in any SPE transactions.

   Need for Additional Resources

     We believe that our current cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months. We have no current plans, nor are we currently negotiating, to obtain additional financing. Our long term plan is to finance our core business operations with cash we generate from operations. However, from time to time we may raise additional capital through a variety of sources, including the public equity market, private financings, collaborative arrangements and debt. The additional capital we raise could be used for working capital purposes, to fund our research and development activities or our capital expenditures or to acquire complementary businesses or technologies. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements.

New Accounting Pronouncements

     In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. We adopted EITF Issue 03-6 in April 2004. The standard had no impact on our reported earnings per share.

Factors Affecting Future Operating Results

   Risks related to our Business

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

     Our operating results have historically been and in the future may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for the electronic devices into which our products are incorporated;

•	volatility in supply and demand affecting semiconductor prices generally, such as the increases in supply of competitive products and significant declines in average selling prices we experienced most recently in fiscal 2002;

•	establishment of additional inventory reserves if sales of our inventory fall below our expected sales, or the anticipated selling prices of our products fall below the amounts paid to produce and sell certain parts;

•	changes in our product mix including product category, density, package type or voltage;

•	inadequate visibility of future demand for our products;

•	timing of new product introductions and orders of our products;

•	increases in expenses associated with new product introductions and promotions, process changes and/or expansion of our sales channels;

•	increases in wafer prices due to increased market demand and other factors;

•	increases in prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	gains or losses of significant OEM customers or indirect channel sellers, such as distributors or resellers;

•	fluctuations in manufacturing yields;

•	charges to bad debt expense caused by accounts receivable we deem unlikely to be collected in a reasonable amount of time, if ever; and

•	general economic conditions.

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

     Analog and mixed-signal products accounted for 4.6% and 2.0% of net revenues for the three months ended July 31, 2004 and July 31, 2003, respectively. We believe that the growth in our analog and mixed-signal product revenues has been limited due to the small number of products we offer, extended product design cycles and a sales force that has limited experience selling these products. Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog and mixed-signal products with the expectation that our standard analog and mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog and mixed-signal products. Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog and mixed-signal products. If we are unable to realize more revenues from these products, our total revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog and mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

     We do not manufacture or process the semiconductor wafers used for our products. In 1985, we began a relationship with Oki in Japan. Since 1987, Oki has supplied wafers to us and has been our principal foundry source. At the end of fiscal 2000, an additional foundry, X-FAB, began to provide products to us. We primarily use Oki for fabricating our memory products and X-FAB for fabricating our analog and mixed-signal products. We do not presently have a wafer supply agreement with Oki or X-FAB and instead purchase wafers on a purchase order and acceptance basis. Our reliance on these independent foundries involves a number of risks, including:

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

     Manufacturers’ representatives, distributors and resellers have accounted for a significant portion of our net revenues in the past. For the three months ended July 31, 2004 and July 31, 2003, sales to ALR represented 12% and 11% of our net revenues, respectively. No other customer, distributor, manufacturer, representative or reseller accounted for 10% or more of our net revenues in these periods.

     In addition, we have experienced and may continue to experience lower margins on sales to distributors and resellers as a result of volume pricing arrangements. We also do not typically enter into long-term arrangements with our distributors and resellers and we cannot be certain as to future order levels from our distributors and resellers. When we do enter into long-term arrangements, the contracts are generally terminable at the convenience of the manufacturers’ representatives, distributors and resellers and it may be difficult to replace that source of revenues in the short-term upon cancellation.

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

     If we are required to expense stock options and other share-based payments to employees and directors, we will record a significant charge to earnings. On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued an exposure draft No. 1102-100, “Proposed Statement of Financial Accounting Standards — Share-Based Payment,” effective for fiscal periods beginning after December 15, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. It would supersede Statement of Financial Accounting Standards No. 123, or SFAS 123, which allows for disclosure of this expense on a pro forma basis in notes to consolidated financial statements. Our pro forma stock compensation expense was $603,000 and $748,000, net of tax, for the three months ended July 31, 2004 and July 31, 2003, respectively. Although the comment period for the exposure draft has expired, no final rules or adoption date have been announced. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this potential charge if this exposure draft is enacted. If we choose not to issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining employees.

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

     For the three months ended July 31, 2004 and July 31, 2003, sales outside the United States comprised 86% and 83% of our net revenues, respectively. The increase in percentage of international revenues during the three months ended July 31, 2004 was primarily attributable to our increased sales in all markets outside the United States while demand in the United States continues to be weak due to the trend towards outsourcing of electronic systems manufacturing, primarily to Asia. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

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

     In January 2003, we formed a wholly owned subsidiary in Romania to perform engineering design services. In November 2003, we entered into a Sale-Purchase Promissory Agreement to purchase a building in Bucharest for use by our Romanian design group at an estimated cost of $2.3 million, which we expect to complete in August 2004. We have no prior experience in establishing or operating engineering services outside of our headquarters in Sunnyvale, California. Our expansion of engineering design operations to remotely situated offices presents a number of substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

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

     A substantial portion of our net revenues has been and continues to be derived from sales of low density flash memory products. Flash memory products represented 10.6% and 8.7% of our net revenues for the three months ended July 31, 2004 and July 31, 2003, respectively. In general, the market for flash memory products has been characterized by intense price competition, long production cycles, inconsistent yields, competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market. Due to these and other factors, we are likely to experience declining net revenues from our low density flash memory products, which could harm our operating results.

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

     We currently anticipate that the net proceeds of our July 2004 public offering, together with our current cash, cash equivalents and available-for-sale securities, will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months. We have no current plans, nor are we currently negotiating, to obtain additional financing. Our long term plan is to finance our core business operations with cash we generate from operations. We may raise additional capital through a variety of sources, including the public equity market, private financings and debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements or build our business.

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

     For example, during the 12 months ended July 31, 2004, the trading price of our common stock on the Nasdaq National Market and the Nasdaq SmallCap Market has ranged from a high of $9.75 to a low of $4.60. If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. They have concluded that as of such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b) Changes in internal controls. During the first quarter of fiscal 2005, there was no change in our internal controls that materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Description
4.2.6(1)	Amendment No. 6 to Preferred Shares Rights Agreement dated as of June 18, 2004 between the Registrant and Equiserve Trust Company, as rights agent

10.61.3(2)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004 between the Registrant and Elex N.V.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registrant’s Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on June 22, 2004 (File No. 333-116425).

(2) Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116425).

(b) Reports on Form 8-K:

     On May 27, 2004, the Registrant furnished a Current Report on Form 8-K announcing its financial results for the year ended April 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 27, 2004	By:	/s/ Gelu Voicu

Gelu Voicu
President, Chief Executive Officer and Director

Date: August 27, 2004	By:	/s/ Thomas E. Gay III

Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
4.2.6(1)	Amendment No. 6 to Preferred Shares Rights Agreement dated as of June 18, 2004 between the Registrant and Equiserve Trust Company, as rights agent

10.61.3(2)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004 between the Registrant and Elex N.V.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registrant’s Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on June 22, 2004 (File No. 333-116425).

(2) Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116425).