Form 10-Q
period 2004-10-31
CATALYST SEMICONDUCTOR INC
filed 2004-12-03
CIK 899636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004 or

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

The number of shares outstanding of the Registrant’s Common Stock as of November 29, 2004 was 18,231,294 exclusive of 3,678,363 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

PART I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2004	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,094	$17,245
Short term investments	35,844	16,564
Accounts receivable, net	9,561	12,547
Inventories	10,311	6,960
Deferred tax assets	5,024	5,024
Other current assets	870	875

Total current assets	68,704	59,215
Property and equipment, net	5,590	3,334
Deferred tax assets	4,098	4,098
Other assets	159	218

Total assets	$78,551	$66,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,775	$4,879
Accounts payable — related parties	140	137
Accrued expenses	4,641	3,782
Deferred gross profit on shipments to distributors	2,967	4,079

Total current liabilities	12,523	12,877

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 21,909 shares issued and 18,231 shares outstanding at October 31, 2004 and 20,057 shares issued and 16,413 shares outstanding at April 30, 2004	22	20
Additional paid-in-capital	68,284	59,228
Treasury stock, 3,678 shares at October 31, 2004 and 3,644 shares at April 30, 2004	(12,796)	(12,616)
Retained earnings	10,580	7,382
Accumulated other comprehensive loss	(62)	(26)

Total stockholders’ equity	66,028	53,988

Total liabilities and stockholders’ equity	$78,551	$66,865

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net revenues	$15,604	$15,978	$32,315	$29,825
Cost of revenues	9,244	10,987	17,280	19,687

Gross profit	6,360	4,991	15,035	10,138
Operating expenses:
Research and development	1,932	1,650	4,075	3,198
Selling, general and administrative	3,392	2,924	6,550	5,531

Income from operations	1,036	417	4,410	1,409
Interest income, net	184	84	293	174

Income before income taxes	1,220	501	4,703	1,583
Income tax provision	216	75	1,505	237

Net income	$1,004	$426	$3,198	$1,346

Net income per share:
Basic	$0.06	$0.03	$0.18	$0.08

Diluted	$0.05	$0.02	$0.16	$0.07

Weighted average common shares outstanding:
Basic	18,221	16,483	17,490	16,421
Diluted	19,978	19,407	19,494	19,081

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended October 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$3,198	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	769	560
Benefit from sale of inventory previously written down	(559)	(1,365)
Provision for excess and obsolete inventory	521	594
Loss on disposal of fixed assets	235	—
Tax benefit of options	607	—
Changes in assets and liabilities:
Accounts receivable	2,986	(3,507)
Inventories	(3,313)	2,960
Other assets	64	319
Accounts payable (including related parties)	(101)	294
Accrued expenses	859	941
Deferred gross profit on shipments to distributors	(1,112)	681

Net cash provided by operating activities	4,154	2,823

Cash flows from investing activities:
Purchases of short-term investments	(39,961)	(12,419)
Proceeds from sales and maturities of short-term investments	20,645	6,209
Acquisition of property and equipment	(3,260)	(688)

Net cash used in investing activities	(22,576)	(6,898)

Cash flows from financing activities:
Common stock issuances from exercise of options	465	522
Net proceeds from secondary offering	7,986	—
Treasury stock purchases	(180)	(215)

Net cash provided by financing activities	8,271	307

Net decrease in cash and cash equivalents	(10,151)	(3,768)
Cash and cash equivalents at beginning of the period	17,245	7,828

Cash and cash equivalents at end of the period	$7,094	$4,060

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation:

     Catalyst Semiconductor, Inc. (the “Company”), was founded in October 1985, and designs, develops and markets a broad line of reprogrammable non-volatile memory and analog/mixed-signal products.

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

   Principles of Consolidation

     The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries, Nippon Catalyst KK (“NCKK”), a sales organization in Japan, and Catalyst Semiconductor Romania SRL (“CSR”), a product development center in Bucharest, Romania. All significant intercompany accounts and transactions are eliminated in consolidation.

   Uses of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates in these financial statements include inventory valuation, deferral of distributor inventory not sold at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, allowances for doubtful accounts receivable and income taxes. Actual results could differ from those estimates.

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended October 31,			Six Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Reported net income	$1,004	$426	$3,198	$1,346
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(510)	(673)	(1,112)	(1,421)

Pro forma net income (loss)	$494	$(247)	$2,086	$(75)

Net income (loss) per share:
Basic – as reported	$0.06	$0.03	$0.18	$0.08

Basic – pro forma	$0.03	$(0.01)	$0.12	$0.00

Diluted – reported	$0.05	$0.02	$0.16	$0.07

Diluted – pro forma	$0.02	$(0.01)	$0.11	$0.00

Note 2 — Significant Accounting Policies

   Cash and Cash Equivalents

     All highly liquid investments held with a remaining maturity of three months or less are considered cash equivalents.

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

   Foreign Currency Translation

     The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers from Japan, has test and assembly activities in Thailand and supports sales and marketing activities in various countries outside of the United States. Most of these costs are paid for with U.S. dollars. The research and development personnel costs in Romania are tracked against the euro while all other activities are paid in Romanian leu. Foreign currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income for the period. They were not material for the periods presented.

   Recognition of Revenues

     The Company generally recognizes revenues as products are shipped if evidence of an arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

     The Company markets and sells products directly through our sales force and sales representatives to original equipment manufacturers (“OEM”) and indirectly through distributors and resellers. Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights. Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues. The Company also sells products to certain distributors under agreements which allow certain rights to return the product and price protection rights. These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months. As a result of the

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

above, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer. Upon shipment to a distributor, the Company records an accounts receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until the inventory is resold by the distributor.

   Inventories

     Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

   Shipping and Handling Costs

     The Company charges internal freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statement of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statement of operations. Such outbound freight costs aggregated to $159,000 and $139,000 for the three months ended October 31, 2004 and 2003, respectively and to $313,000 and $317,000 for the six months ended October 31, 2004 and 2003, respectively.

   Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, office equipment and engineering/test equipment are depreciated over five years. Computer hardware and software is depreciated over either three or five years. Buildings are generally depreciated over 30 years. Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the lease term or the estimated useful lives of the assets.

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

     As of October 31, 2004, three customers accounted for 10% or more of the Company’s gross accounts receivable. The three customers individually accounted for 13%, 12% and 10% of gross accounts receivable. As of April 30, 2004, one customer accounted for more than 10% of the Company’s gross accounts receivable. The one customer accounted for 15% of gross accounts receivable.

   Concentration of Other Risks

     The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in operating results due to the factors mentioned above or other factors.

   Advertising Costs

     Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on its consolidated statement of operations. Such advertising and promotional expenditures aggregated to $7,000 and $10,000 for the three months ended October 31, 2004 and 2003, respectively and to $7,000 and $10,000 for the six months ended October 31, 2004 and 2003, respectively

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

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

   New Accounting Pronouncements

     In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The Company adopted EITF Issue 03-6 effective April 30, 2004. The standard had no impact on the Company’s reported earnings per share.

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

	Three Months Ended October 31,
	2004			2003
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$1,004	18,221	$0.06	$426	16,483	$0.03
Effect of stock options	—	1,757	(0.01)	—	2,924	(0.01)

Diluted	$1,004	19,978	$0.05	$426	19,407	$0.02

     Options to purchase 2,013,000 shares of common stock at a weighted average exercise price of $6.79 per share outstanding during the three months ended October 31, 2004 and options to purchase 713,000 shares of common stock at a weighted average exercise price of $6.90 per share outstanding during the quarter ended October 31, 2003 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

	Six Months Ended October 31,
	2004			2003
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$3,198	17,490	$0.18	$1,346	16,421	$0.08
Effect of stock options	—	2,004	(0.02)	—	2,660	(0.01)

Diluted	$3,198	19,494	$0.16	$1,346	19,081	$0.07

     Options to purchase 1,488,000 shares of common stock at a weighted average exercise price of $6.96 per share outstanding during the six months ended October 31, 2004 and options to purchase 933,000 shares of common stock at a weighted average exercise price

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of $6.44 per share outstanding during the quarter ended October 31, 2003 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 4 –Balance Sheet Components (in thousands):

	October 31, 2004
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	FMV
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$30,881	$—	$(46)	$30,835
U.S. government debt securities with maturities over one year	5,025	$—	(16)	5,009

Total investments available-for-sale	$35,906	$	$(62)	$35,844

	April 30, 2004
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	FMV
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$9,682	$3	$(6)	$9,679
U.S. government debt securities with maturities over one year	6,908	—	(23)	6,885

Total investments available-for-sale	$16,590	$3	$(29)	$16,564

     The financial instruments in short term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying condensed consolidated balance sheets.

	October 31,	April 30,
	2004	2004
Accounts receivable:
Accounts receivable	$9,699	$12,685
Less: Allowance for doubtful accounts	(138)	(138)

	$9,561	$12,547

Inventories:
Work-in-process	$6,730	$4,939
Finished goods	3,581	2,021

	$10,311	$6,960

Property and equipment:
Engineering and test equipment	$7,942	$7,776
Computer hardware and software	2,220	1,849
Land and building	2,124	—
Furniture and office equipment	1,576	1,478

	13,862	11,103
Less: accumulated depreciation and amortization	(8,272)	(7,769)

	$5,590	$3,334

Accrued expenses:
Accrued employee compensation	$1,226	$1,704
Accrued income taxes	1,871	1,059
Other	1,544	1,019

	$4,641	$3,782

Note 5 – Income Taxes

     The provision for income taxes was $216,000, or 17.7% of income before taxes, for the three months ended October 31, 2004 compared to $75,000, or 15% of income before taxes, for the three months ended October 31, 2003. The provision for income taxes was $1.5 million, or 32% of income before taxes, for the six months ended October 31, 2004 compared to $237,000, or 15% of income before taxes, for the six months ended October 31, 2003. In the second quarter of fiscal 2005, the Company revised its estimated tax provision rate from 37% to 32% based on the reinstatement of the federal R&D tax credit and a revised outlook for fiscal 2005.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

   Common and Preferred Stock

     The Company completed a secondary public offering of its common stock in July, 2004. The Company sold 1,450,000 common shares at $6.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and related offering expenses of $713,000 were approximately $8.0 million. In connection with this transaction, Elex N.V., a related party, and other selling stockholders sold 2,850,000 and 300,000 common shares, respectively, at $6.00 per share. In aggregate, 4.6 million common shares were sold.

Note 7 – Segment Reporting

     The Company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

     Net revenues by product group were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
EEPROM	$13,691	$14,256	$27,862	$26,619
Flash	1,368	1,483	3,142	2,690
Analog/mixed-signal	545	239	1,311	516

Total net revenues	$15,604	$15,978	$32,315	$29,825

     Net revenues by geography were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
United States	$2,018	$2,391	$4,430	$5,573
Hong Kong/China	3,990	2,632	8,451	5,343
Japan	2,779	2,696	6,104	4,181
Europe	1,849	1,874	4,163	3,466
Taiwan	2,359	1,585	4,032	2,757
Korea	1,589	1,720	3,021	3,407
Other Far East	403	1,855	1,127	3,362
Other Americas	617	1,225	987	1,736

Total net revenues	$15,604	$15,978	$32,315	$29,825

     For the three months ended October 31, 2004, Memec Electronic, an international distributor, represented 10% of net revenue. No other OEM, reseller or distributor represented 10% or more of the Company’s net revenues in either three month periods ended October 31, 2003.

     For the six months ended October 31, 2004, no OEM, reseller or distributor represented 10% or more of the Company’s net revenues. For the six months ended October 31, 2003, ALR Company Limited, a reseller in China, represented 11% of net revenue.

     Property and equipment geographical breakdown was as follows (in thousands):

	October 31,	April 30,
	2004	2004
United States	$6,904	$6,733
Thailand	4,290	3,921
Romania	2,353	102
Other	315	347

	13,862	11,103
Less: accumulated depreciation and amortization	(8,272)	(7,769)

Total net property and equipment	$5,590	$3,334

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies

   Purchase Commitments

     Purchase commitments for open purchase orders at October 31, 2004 for which goods and services had not been received were approximately $7.0 million as compared to approximately $5.9 million at April 30, 2004.

   Contingencies

     In the normal course of business, the Company periodically receives notification of threats of legal action in relation to claims of patent infringement by the Company. Currently there are no such active actions. Although no assurances can be given as to the results of such claims, management does not believe that any such results will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

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

   Indemnification Obligations

     The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold and certain intellectual property rights. Generally, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

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

   Product Warranties

     The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $50,000 for the six months ended October 31, 2004 and 2003.

Note 9 — Related Party Transactions

   Elex N.V.

During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”), a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company’s Board of Directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of the Company’s common stock. The wafers provided by X-FAB include most of the

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s analog/mixed-signal products and supplements some of the same EEPROM designs fabricated at Oki Electronic Industry Co., Ltd., in Japan, the Company’s principal wafer fab. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB.

During the six months ended October 31, 2004 and 2003, the Company purchased $870,000 and $1.3 million of wafers, respectively, from X-FAB. As of October 31, 2004, the total amount owed X-FAB was $140,000. In the first quarter of fiscal 2005, Elex reduced its holdings from 3,578,700 shares, or 21.8% of the outstanding shares of the Company as of April 30, 2004, to 728,700 shares, or 4.0% of the outstanding shares of the Company as of October 31, 2004.

Note 10 – Other

     In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (collectively, “Philips”) to license technology pertinent to their I2C bus technology. The Company paid royalties under this license through 1993, at which point the Company believed that the license became fully paid and no further royalties were owed. In May 2001, the Company received a written communication from Philips claiming that royalties under this license were still owing on certain products. In December 2003, Philips and the Company agreed to amend the license agreement to allow a one-time payment of $1.65 million for any royalty obligation though August 2004 when the patent expires. In fiscal 2004, the Company charged $1.4 million to its cost of revenues. In the three months ended October 31, 2004 and the six months ended October 31, 2004, the Company charged $33,000 and $133,000 to cost of revenues, respectively. As of October 31, 2004, the Philips royalty costs have been fully recognized.

Note 11 – Other Comprehensive Income

     The components of other comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Reported net income	$1,004	$426	$3,198	$1,346
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of tax	7	(21)	(36)	(28)

Total other comprehensive income	$1,011	$405	$3,162	$1,318

     Accumulated other comprehensive income or expense, as presented in the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on the available-for-sale investments, net of tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results”. These forward-looking statements include, but are not limited to: the statements relating to downward pricing trends in the second paragraph of “Overview;” the statements relating to the increasing portion of our net revenues from analog/mixed-signal products in the fourth paragraph under “Overview;” and the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing under “Need for Additional Resources,” among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Operating Results.”

Overview

     We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We generally target high volume markets for our cost effective, high quality products. We have been a committed long term supplier of memory products even through periods of tight manufacturing capacity and cyclical market downturns.

     In general, the market for our non-volatile memory is competitive and market participants have relatively weak pricing power. For example, our average selling prices of our non-volatile memory products increased in fiscal 2004 as we tried to maintain our pricing strategy. However, prices are sensitive to conditions in our OEM customers’ target markets and, in fiscal 2005, we began to see a downward trend in average selling prices and unit volumes for our non-volatile memory products. In general, we expect the average selling prices for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries to increase the manufacturing efficiency of our memory products.

     We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution. In fiscal 2003, we strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Sunnyvale, California headquarters. In fiscal 2005, we purchased a new building in Bucharest for our Romanian product development team. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed-signal products.

     Sales of analog/mixed-signal products continue to trend upwards reaching 4.1% of net revenues in the first six months of fiscal 2005 compared to 1.7% of net revenues for the same period in fiscal 2004. Our unit volume and average selling prices continue to be strong in fiscal 2005 and we expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

     Our business is less capital intensive than traditional semiconductor companies since we outsource to third parties the manufacturing, assembling and most of the testing of our products. We use Oki Electric Industry Co., Ltd. (“Oki”) and X-FAB Texas, Inc. (“XFAB”) for foundry services and primarily use NS Electronic Bangkok (“NSEB”) for assembly and test services. We strive to maintain long term relationships with our suppliers to ensure stability in our supply of products at a competitive cost. In addition, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for selected products.

     We market and sell our products directly through our sales force and sales representatives to original equipment manufacturers (“OEM”) and indirectly through distributors and resellers who sell to their end customers. Indirect sales were a majority of our total sales from fiscal 2004 through the second quarter of fiscal 2005. Our total customer base, including OEMs and end customers of our distributors and resellers, is relatively diverse and during the second quarter of fiscal 2005 consisted of more than 3,000 customers. We have approximately 50 distributors and resellers. For the six months ended October 31, 2003, ALR Company Limited (“ALR”), a reseller in China, represented 11% of net revenues.

     Our sales are initiated by purchase orders received from our customers and are typically shipped within a few weeks of receiving the order. Since industry practice allows customers to reschedule or cancel orders on relatively short notice, we do not use backlog to forecast our future net revenues. Cancellations of customer orders, distributor price protection and distributor stock rotation rights, all industry standards, could result in the loss of future net revenues without allowing us sufficient time to reduce our inventory and operating expenses.

     Sales to customers outside the United States comprised the vast majority of our net revenues in recent periods. This increasing non-United States growth in net revenues was consistent with the trend towards outsourcing of the manufacturing process, particularly to companies who manufacture in Asia. Substantially all sales of our products are denominated in U.S. dollars, minimizing the effects of currency fluctuations.

Description of Operating Accounts

     Net Revenues. Net revenues consist of product sales, net of returns and allowances.

     Gross Profit. Gross profit is net revenues less cost of revenues and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, test and assembly services and manufacturing yields. Cost of revenues consists primarily of costs of manufacturing, assembly and testing of our products as well as compensation and associated costs related to manufacturing support, internal freight shipments and quality assurance personnel. It also can include, on occasion, adjustments to inventory valuations based on demand and average selling prices expected in future periods.

     Research and Development. Research and development expense consists primarily of compensation and associated costs for engineering, technical and support personnel, contract engineering services, depreciation of equipment and cost of wafers and mask sets used to evaluate new products and new versions of current products.

     Selling, General and Administrative. Selling, general and administrative expense consists primarily of compensation and associated costs for sales, marketing and administrative personnel, commissions, promotional activities, outbound freight shipments, professional fees and director and officer insurance.

Proposed Changes in Accounting for Stock-Based Compensation

     We may be required to expense stock options and other share-based payments to employees and directors, which would mean that we would record a significant charge to earnings. On March 31, 2004, the FASB issued an exposure draft No. 1102-100, “Proposed Statement of Financial Accounting Standards — Share-Based Payment,” effective for fiscal periods beginning after December 15, 2004. On October 13, 2004, the FASB decided to defer the effective date to fiscal periods beginning after June 15, 2005. The FASB also discussed the transition alternatives for the adoption of the proposed statement. The FASB expects to issue a final standard by December 31, 2004. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. It would supersede SFAS 123, which allows for disclosure of this expense on a pro forma basis in notes to consolidated financial statements. Our pro forma stock compensation expense was $510,000 and $673,000, net of tax, for the three months ended October 31, 2004 and October 31, 2003, respectively and $1.1 million and $1.4 million, net of tax, for the six months ended October 31, 2004 and October 31, 2003, respectively. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what actions we may take. We may elect to take actions to reduce this potential charge if this exposure draft is enacted. If we elect not to issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining talented employees. We believe it is likely that any expenses resulting from the implementation of the exposure draft would be included in the income statement line item where the related salary cost for the applicable employee or consultant is recorded, and that as a result, it may be difficult for investors to conduct period to period comparisons of our expenses if this exposure draft is adopted.

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

   Recognition of Revenues

     We generally recognize revenues as products are shipped if all of the following criteria are met:

•	we have evidence that a sales arrangement exists;

•	our customer has taken title to the products;

•	we have performed the services, if any;

•	the sales price is fixed or determinable;

•	we believe that collection of the resulting receivable is reasonably assured; and

•	we can reasonably estimate product returns.

     We sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. We recognize revenues upon delivery to OEM customers and resellers who have no, or limited, product return rights and no price protection rights. We deem that delivery occurs when legal title and the risk of loss transfers to the customer. Delivery is generally defined by the customers’ shipping terms, as stated in the related purchase order. If the customers’ purchase orders do not define the shipping terms, the shipping terms will be Ex-Works as defined in our invoice. We record an estimated allowance for returns from OEM customers and resellers, based on a percentage of our revenues. This estimate is based on historical averages.

     We sell to some of our distributors under agreements which provide for product return and price protection rights. These agreements generally permit the distributor to return up to 10% by value of the total products that the distributor has purchased from us in a specified six month period. We defer recognition of revenues until the time the distributor sells the product to the end customer, at which time the sales price becomes fixed. On a monthly basis, we receive point of sales information from each distributor. Using this information, we determine the amount of revenues to recognize. For distributors who have product return rights, we also record an inventory reserve to address the cost of products we anticipate that we will not be able to resell after their return by the distributors. For distributors who have price protection rights, distributors may take the associated credits immediately and in general, we process the credits one or two months after the credit is taken by the distributor. We record a reserve to cover the estimated liability of those unprocessed credits. We re-evaluate our revenue recognition policies periodically and no less often than annually.

   Inventory Valuation

     We value our inventory at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. We routinely evaluate the value and quantities of our inventory in light of the current and expected market conditions and market trends and we record reserves for quantities in excess of anticipated demand, cost in excess of market value and product age. Our analysis may take into consideration historical usage, open purchase orders, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors. Our forecasts for our inventory may differ from actual inventory use and the time we have held finished goods in inventory. The lives of our products are usually long and obsolescence has not been a significant factor historically in the valuation of our inventories.

     We reduce the value of our inventory by analyzing on-hand quantities and open purchase orders which are in excess of demand equal to the cost of inventory that exceeds expected demand for approximately the next 12 to 15 months. If market conditions are less favorable than those we estimate, we may be required to write down inventory. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional write downs to cover the even lower estimated sales price. Once written down, we do not reverse inventory provisions until the associated inventory has been sold or physically scrapped.

   Allowance for Doubtful Accounts

     We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and the bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $9.7 million, net of allowance for doubtful accounts of $138,000, as of October 31, 2004.

   Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our balance sheet on a net basis. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we establish a valuation allowance or increase this allowance in a period, we will include an additional tax provision in the statement of operations.

     We reassess and may adjust the estimated tax rate quarterly. We apply the current tax rate to the year to date income and the tax provision and tax expense is adjusted accordingly.

     We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of October 31, 2004, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $9.1 million and our valuation allowance was zero.

     In fiscal 2004, we concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our recent history of income before taxes.

Results of Operations

     The following table sets forth the percentage of net revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three months ended		Six months ended
	October 31,		October 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	40.8	31.2	46.5	34.0
Operating expenses:
Research and development	12.5	10.3	12.6	10.7
Selling, general and administrative	21.7	18.3	20.3	18.6

Income from operations	6.6	2.6	13.6	4.7
Interest income, net	1.2	0.5	0.9	0.6

Income before income taxes	7.8	3.1	14.5	5.3
Income tax provision	1.4	0.4	4.6	0.8

Net income	6.4%	2.7%	9.9%	4.5%

     The following table sets forth percentage of net revenues by product group:

	Three months ended		Six months ended
	October 31,		October 31,
	2004	2003	2004	2003
EEPROM	87.7%	89.2%	86.2	89.3%
Flash	8.8	9.3	9.7	9.0
Analog/mixed-signal	3.5	1.5	4.1	1.7

Net revenues	100.0%	100.0%	100.0%	100.0%

Comparison of the three months ended October 31, 2004 and October 31, 2003

     Net Revenues. Our net revenues decreased approximately $374,000, or 2.3%, to $15.6 million for the three months ended October 31, 2004 from $16.0 million for three months ended October 31, 2003. The decrease in net revenues was primarily due to a decrease in EEPROM unit volumes and a decrease in unit volumes and average selling prices for our flash products. These decreases were partially offset by an increase in our analog/mixed-signal product unit volume, especially our Digitally Programmable Potentiometers (“DPP”) products.

     Sales to customers outside the United States represented approximately 87.1% of net revenues for the three months ended October 31, 2004 as compared to 85.0% of net revenues for the three months ended October 31, 2003.

     Gross Profit. Gross profit increased $1.4 million, or 27.4%, to $6.4 million for the three months ended October 31, 2004 from $5.0 million for three months ended October 31, 2003. The increase in gross profit was primarily due to the $1.0 million royalty expense we recognized in the three months ended October 31, 2003 in connection with our settlement with Philips and higher average selling prices for our EEPROM products. The increase was partially offset by a declining benefit from net movements in inventory valuation adjustments. Inventory write downs were $366,000 for the three months ended October 31, 2004 and $219,000 for the three months ended October 31, 2003. Sales of previously written down inventory reduced our cost of revenues by $333,000 for the three months ended October 31, 2004 and $621,000 for the three months ended October 31, 2003. The net impact of movements in inventory valuation adjustments was a decrease in gross profit of $33,000 for the three months ended October 31, 2004 and an improvement in gross profit of $402,000 for the three months ended October 31, 2003.

     Research and Development. Research and development expense increased $282,000, or 17.1%, to $1.9 million for the three months ended October 31, 2004 from $1.7 million for the three months ended October 31, 2003. As a percentage of net revenues, research and development expense was 12.5% for the three months ended October 31, 2004 and 10.3% for the three months ended October 31, 2003. The increase in research and development expense was primarily attributable to a $165,000 increase in personnel-related expenses, including an increase in headcount. There was also an additional charge of $57,000 related to developmental mask sets and wafer fabrication for products in development. As of October 31, 2004, we employed 69 people in research and development activities, compared to 65 employees as of October 31, 2003.

     Selling, General and Administrative. Selling, general and administrative expense increased $468,000, or 16.0%, to $3.4 million for the three months ended October 31, 2004 from $2.9 million for the three months ended October 31, 2003. As a percentage of net revenues, selling, general and administrative expense was 21.7% and 18.3% for the three months ended October 31, 2004 and 2003, respectively. The increase was primarily attributable to a $299,000 increase in selling, general and administration personnel-related expenses and a $272,000 increase in fees paid primarily to consultants and accountants related to compliance with the Sarbanes-Oxley Act of 2002. As of October 31, 2004, we employed 56 people in selling, general and administrative activities, compared to 48 persons as of October 31, 2003. The majority of the headcount increase was in the sales and marketing group.

     Net Interest Income and Expense. We earned net interest income of $184,000 for the three months ended October 31, 2004 compared to net interest income of $84,000 for the three months ended October 31, 2003. Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 1.6% for the three months ended October 31, 2004 and approximately 1.1% for the three months ended October 31, 2003. The increase in net interest income was primarily attributable to our increased amount of cash, cash equivalents and short-term investments due to the sale of 1.45 million shares by us in a secondary offering that occurred in July 2004 and increased cash generated from operations.

     Income Tax Provision. The provision for income taxes was $216,000, or 17.7% of income before taxes, for the three months ended October 31, 2004 compared to $75,000, or 15.0% of income before taxes, for the three months ended October 31, 2003. In the second quarter of fiscal 2005, we revised the tax provision from 37.0% to 32.0% based on the reinstatement of the federal R&D tax credit and a revised outlook for fiscal 2005.

Comparison of the six months ended October 31, 2004 and October 31, 2003

     Net Revenues. Our net revenues increased $2.5 million, or 8.3%, to $32.3 million for the six months ended October 31, 2004 from $29.8 million for six months ended October 31, 2003. The decrease in net revenues was primarily due to a decrease in EEPROM unit volumes and a decrease in unit volumes and average selling prices for our flash products. These decreases were partially offset by an increase in our analog/mixed-signal product unit volume, especially our supervisory products.

     Sales to customers outside the United States represented approximately 86.3% of net revenues for the six months ended October 31, 2004 as compared to 81.3% of net revenues for the six months ended October 31, 2003.

     Gross Profit. Gross profit increased $4.9 million, or 48.3%, to $15.0 million for the six months ended October 31, 2004 from $10.1 million for the six months ended October 31, 2003. The increase in gross profit was due to the $1.0 million royalty expense we recognized in the six months ended October 31, 2003 in connection with our settlement with Philips and higher average selling prices for our EEPROM product. The increase was partially offset by a declining benefit from net movements in inventory valuation adjustments. Inventory write downs were $521,000 for the six months ended October 31, 2004 and $594,000 for the six months ended October 31, 2003. Sales of previously written down inventory reduced our cost of revenues by $559,000 for the six months ended October 31, 2004 and $1.4 million for the six months ended October 31, 2003. The net impact of movements in inventory valuation adjustments was a decrease in gross profit of $38,000 for the six months ended October 31, 2004 and an improvement in gross profit of $771,000 for the six months ended October 31, 2003.

     Research and Development. Research and development expense increased $877,000, or 27.4%, to $4.1 million for the six months ended October 31, 2004 from $3.2 million for the three months ended October 31, 2003. As a percentage of net revenues, research and development expense was 12.6% for the six months ended October 31, 2004 and 10.7% for the six months ended October 31, 2003. The increase in research and development expense was primarily attributable to a $609,000 increase in personnel-related expenses, including an increase in headcount. There was an additional charge of $188,000 related to developmental mask sets and wafer fabrication for products in development.

     Selling, General and Administrative. Selling, general and administrative expense increased $1.0 million, or 18.4%, to $6.6 million for the six months ended October 31, 2004 from $5.5 million for the six months ended October 31, 2003. As a percentage of net revenues, selling, general and administrative expense was 20.3% and 18.6% for the six months ended October 31, 2004 and 2003, respectively. The increase was primarily attributable to a $795,000 increase in selling, general and administration personnel-related expenses and a $316,000 increase in fees paid primarily to consultants and accountants related to compliance with the Sarbanes-Oxley Act of 2002.

     Net Interest Income and Expense. We earned net interest income of $293,000 for the six months ended October 31, 2004 compared to net interest income of $174,000 for the six months ended October 31, 2003. Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 1.4% for the six months ended October 31, 2004 and approximately 1.2% for the six months ended October 31, 2003. The increase in net interest income was primarily attributable to our increased amount of cash, cash equivalents and short-term investments due to the sale of 1.45 million shares by us in a secondary offering that occurred in July 2004 and increased cash generated from operations.

     Income Tax Provision. The provision for income taxes was $1.5 million, or 32% of income before taxes, for the six months ended October 31, 2004 compared to $237,000, or 15.0% of income before taxes, for the six months ended October 31, 2003. The lower provision for income taxes for the six months ended October 31, 2003 reflects the tax benefit associated with the realization of our previously reserved deferred tax assets in fiscal 2004. In the second quarter of fiscal 2005, we revised the tax provision to 32.0% based on the reinstatement of the federal R&D tax credit and a revised outlook for fiscal 2005.

Liquidity and Capital Resources

     At October 31, 2004, we had cash, cash equivalents and short-term investments of $42.9 million. Our historical sources of cash and liquidity have come from our operating activities. In the first quarter of fiscal 2005, we completed a secondary offering that raised net proceeds of $8.0 million. We invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year. They are highly liquid and can be converted to cash at any time. They are classified as current assets in the balance sheet but are not considered cash and cash equivalents and are therefore excluded from our analysis of changes to cash and cash equivalents in our consolidated statement of cash flows included in this Form 10-Q.

Net Cash from Operating Activities

     In the six months ended October 31, 2004, we generated operating cash flows of $4.2 million, which was due primarily to net income of $3.2 million, plus non-cash depreciation and amortization of $769,000, a net decrease in inventory valuation adjustments of $38,000, disposal of mask set fixed assets of $235,000 related to the migration towards smaller process geometries, a tax benefit of $607,000 related to the exercise of employee stock options, a decrease in accounts receivable of $3.0 million due to lower shipments caused by current market conditions and a net increase in accrued liabilities of $859,000 related primarily to the 32% income tax provision. Such sources of cash were partially offset by an overall decrease in accounts payable of $101,000, an increase in gross inventory of $3.3 million as we continue to increase the number of wafers in our die bank and a decrease in deferred gross profits on shipments to distributors of $1.1 million as distributors continued to lower aggregate inventories during the first six months of fiscal 2005.

     In the six months ended October 31, 2003, we generated operating cash flows of $2.8 million, which was due primarily to net income of $1.3 million, plus non-cash depreciation and amortization of $560,000, a net decrease in inventory reserves of $771,000 as previously reserved inventory was sold to customers while lower inventory reserves were needed for finished goods inventory that was held for more than 12 months, a decrease in gross inventories of $3.0 million due to lower pricing on certain inventory purchases and a decrease in the number of units, an increase in deferred profits on shipments to distributors of $681,000 due to higher unit volumes which reduce net income in the six months ended October 31, 2003. Such improvements were partially offset by a $3.5 million increase in accounts receivable caused by a 28% higher sales volume and longer payment terms as some customers have transitioned from letters of credit or prepayment to open accounts. We also recorded a royalty expense to cost of revenues of $1.0 million to Philips in the six months ended October 31, 2003 which was not paid during the period.

   Net Cash from Investing Activities

     In the six months ended October 31, 2004, investing activities used $22.6 million, primarily related to the net purchase of short term investments of $19.3 million as we increased our short term investment position in accordance with our investment policy and the acquisition of $3.3 million of fixed assets, of which $2.1 million related to the purchase of our new building for our R&D operation in Romania, continuing investments of $413,000 in our new enterprise resource planning and supply chain management systems and capital spending for production mask sets and test and assembly equipment.

     In the six months ended October 31, 2003, investing activities used $6.9 million, primarily related to the net purchase of short term investments for $6.2 million and the acquisition of equipment for our manufacturing and R&D operations of $688,000.

   Net Cash from Financing Activities

     In the six months ended October 31, 2004, cash provided by financing activities was $8.3 million, consisting of $8.0 million in net proceeds from our public offering of 1.45 million shares and $465,000 in proceeds from the sale of common stock through the exercise of stock options. We used $180,000 to repurchase an aggregate of 34,200 shares of common stock on the open market, at an average price per share of $5.25.

     In the six months ended October 31, 2003, cash provided by financing activities was $307,000 during the six months ended October 31, 2003 consisted of $522,000 in proceeds from the sale of common stock through the exercise of stock options less the use of $215,000 for the repurchase of an aggregate of 74,000 shares, an average price per share of $2.91, of our common stock on the open market.

     On June 14, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-3 in connection with a proposed underwritten public offering of up to 1,450,000 newly-issued shares of common stock and up to 3,150,000 shares of our common stock held by certain selling stockholders. The registration statement became effective on July 9, 2004 and all 1,450,000 shares of common stock were issued. The net proceeds from the secondary offering were approximately $8.0 million, after deducting our share of the underwriters discounts and commissions and other offering related expenses.

   Common Stock Repurchase Plan

     In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In March 2003, the board of directors increased the authorized limit to an aggregate of 2 million shares. In August 2004, the board of directors further increased the authorized limit to an aggregate of 3 million shares. The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of any periodic low prices of our common stock as determined by the board of directors. The following table summarizes activity of the open market repurchase program for the stated periods and does not include our repurchases of 2.1 million shares from Elex N.V.

	Six months ended October 31,
	2004	2003
Shares repurchased in open market	34,200	74,000
Total cost of shares	$179,488	$215,000
Average cost per share	$5.25	$2.91

   Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations as of October 31, 2004 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Years Ending April 30,
	Total	2005	2006	2007	2008
Contractual cash obligations
Operating leases (1)	$835	$253	$469	$113	$—
Wafer purchases	6,524	6,524	—	—	—
Other purchase commitments	482	482	—	—	—

Total contractual cash obligations	$7,841	$7,259	$469	$113	$—

(1)	Our primary facility lease is for our business office in Sunnyvale, California. This lease expires in 2006 and allows us to exercise an option to extend the term by an additional five year period.

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of October 31, 2004, we were not involved in any SPE transactions.

   Need for Additional Resources

     We believe that our current cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months. We have no current plans, nor are we currently negotiating, to obtain additional financing. Our long term plan is to finance our core business operations with cash we generate from operations. However, from time to time, we may raise additional capital through a variety of sources, including the public equity market, private financings, collaborative arrangements and debt. The additional capital we raise could be used for working capital purposes, to fund our research and development activities or our capital expenditures or to acquire complementary businesses or technologies. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements.

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

     Our operating results have historically been and in the future may be adversely affected or otherwise fluctuate due to factors such as:

•	fluctuations in customer demand for the electronic devices into which our products are incorporated;

•	volatility in supply and demand affecting semiconductor prices generally, such as the increases in supply of competitive products and significant declines in average selling prices we experienced most recently in fiscal 2002 and in our fiscal quarter ended October 31, 2004;

•	establishment of additional inventory reserves if sales of our inventory fall below our expected sales, or the anticipated selling prices of our products fall below the amounts paid to produce and sell certain parts;

•	changes in our product mix including product category, density, package type or voltage;

•	inadequate visibility of future demand for our products;

•	timing of new product introductions and orders for our products;

•	increases in expenses associated with new product introductions and promotions, process changes and/or expansion of our sales channels;

•	increases in wafer prices due to increased market demand and other factors;

•	increases in prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	gains or losses of significant OEM customers or indirect channel sellers, such as distributors or resellers;

•	fluctuations in manufacturing yields;

•	charges to bad debt expense caused by accounts receivable we deem unlikely to be collected in a reasonable amount of time, if ever; and

•	general economic conditions.

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

We may never realize a material portion of our net revenues from our analog/mixed-signal products, despite our expenditure of a disproportionate amount of our research and development and marketing resources on these products.

     Analog/mixed-signal products accounted for 4.1% and 1.7% of net revenues for the six months ended October 31, 2004 and October 31, 2003, respectively. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products. Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products. Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. If we are unable to realize more revenues from these products, our total revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

We have been unable and in the future we may be unable to obtain sufficient quantities of wafers from Oki and X-FAB to fulfill customer demand.

     To address our wafer supply concerns, we plan to continue expanding our primary foundry capability at Oki by qualifying our products in multiple fabrication plants owned by Oki and to expand our foundry capability with X-FAB. As the need arises, from time to time, we may pursue additional wafer sources. However, we cannot be certain that these efforts will provide us with access to adequate capacity in the future at costs which will enable us to remain profitable. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

•	the loss of Oki or X-FAB as a supplier;

•	our inability to obtain additional capacity at Oki or X-FAB;

•	our inability to qualify Oki or X-FAB for additional products;

•	our inability to locate and qualify other wafer manufacturers for desired foundry capacity; or

•	any other problems foundries may have causing a significant interruption in our supply of semiconductor wafers.

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

     Since we must order products and build inventory substantially in advance of product shipments, we may forecast incorrectly and produce excess or insufficient inventories of particular products. The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes or cancellations. As part of our business strategy, we maintain a substantial inventory of sorted wafers in a die bank but limit our investment in finished goods. We may have adequate wafer inventory to meet customer needs but may be unable to finish the manufacturing process prior to the delivery date specified by the customer. Demand for our products is volatile and customers often place orders with short lead times. Our inventory may not be reduced by the fulfillment of customer orders and in the future we may produce excess quantities of our products.

     It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our flash and EEPROM products. For example, we took inventory write down charges of $5.0 million in fiscal 2001, which were partially offset by a benefit of $2.3 million relating to products that were written off in prior years and sold during fiscal 2001. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of our inventory, resulting in inventory write downs or other related factors.

We depend on a small number of suppliers for the supply of wafers and we may be unable to meet customer demand due to our inability to obtain wafers.

     We do not manufacture or process the semiconductor wafers used for our products. In 1985, we began a relationship with Oki in Japan. Since 1987, Oki has supplied wafers to us and has been our principal foundry source. At the end of fiscal 2000, an additional foundry, X-FAB, began to provide products to us. We primarily use Oki for fabricating our memory products and X-FAB for fabricating our analog/mixed-signal products. We do not presently have a wafer supply agreement with Oki or X-FAB and instead purchase wafers on a purchase order and acceptance basis. Our reliance on these independent foundries involves a number of risks, including:

•	inadequate wafer supplies to meet our production needs;

•	increased prices charged by these independent foundries;

•	reduced control over delivery schedules, manufacturing yields and costs; and

•	any other problems foundries may have causing a significant interruption in our supply of semiconductor wafers.

We rely on distributors and resellers for a substantial portion of our net revenues and if our relationships with one or more of those distributors or resellers were to terminate, our operating results may be harmed.

     We market and distribute our products primarily through independent distributors and resellers, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties.

     For the three months ended October 31, 2004, Memec Electronic, an international distributor, represented 10% of net revenue. No other OEM, reseller or distributor represented 10% or more of the Company’s net revenues in either three month periods ended October 31, 2003.

     For the six months ended October 31, 2004, no OEM, reseller or distributor represented 10% or more of the Company’s net revenues. For the six months ended October 31, 2003, ALR Company Limited, a reseller in China, represented 11% of net revenue.

     In addition, we have experienced and may continue to experience lower margins on sales to distributors and resellers as a result of volume pricing arrangements. We also do not typically enter into long-term arrangements with our distributors and resellers and we cannot be certain as to future order levels from our distributors and resellers. When we do enter into long-term arrangements, the contracts are generally terminable at the convenience of either party and it may be difficult to replace that source of revenues in the short-term upon cancellation.

     Our business depends on these third parties to sell our products. As a result, our operating results and financial condition could be materially adversely affected by the loss of one or more of our current distributors and resellers, additional volume pricing arrangements, order cancellations, delay in shipment by one of our distributors or resellers or the failure of our distributors or sellers to successfully sell our products.

If we are required to expense share-based payments to our employees, our financial statements will have a significant material adverse charge.

     If we are required to expense stock options and other share-based payments to employees and directors, we will record a significant charge to earnings. On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued an exposure draft No. 1102-100, “Proposed Statement of Financial Accounting Standards — Share-Based Payment,” effective for fiscal periods beginning after December 15, 2004. On October 13, 2004, the FASB decided to defer the effective date to fiscal periods beginning after June 15, 2005. The FASB also discussed the transition alternatives for the adoption of the proposed statement. The FASB expects to issue a final standard by December 31, 2004 This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It would require these payments to be recorded as an operating expense. It would supersede Statement of Financial Accounting Standards No. 123, or SFAS 123, which allows for disclosure of this expense on a pro forma basis in notes to consolidated financial statements. Our pro forma stock compensation expense was $510,000 and $673,000, net of tax, for the three months ended October 31, 2004 and October 31, 2003, respectively and $1.1 million and $1.4 million, net of tax, for the six months ended October 31, 2004 and October 31, 2003, respectively. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this potential charge if this exposure draft is enacted. If we choose not to issue stock options at the levels we have in the past, we believe we will face a more difficult time in attracting and retaining employees.

We face risks from failures in our manufacturing processes and the processes of our foundries and vendors.

     The fabrication of semiconductors, particularly EEPROM products, is a highly complex and precise process. Our products are currently manufactured by two outside foundries and a number of other vendors participate in testing, packaging and other processes. During manufacturing, each wafer is processed to contain numerous EEPROM, flash, analog or mixed-signal products. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

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

     We outsource all or a portion of our production planning, assembly, test and finish work of our products, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines. We do not have long-term contractual arrangements with these subcontractors. Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes. Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with OEM customers and indirect sales channels and result in lower operating results. Because we utilize the services of a group of assembly and test providers, this makes our operation highly complex, requiring a high degree of diligence in managing the costs of production and overall logistics of our manufacturing operations.

We are in the process of adopting an enterprise resource planning system and a supply chain management system, which has resulted and will continue to result in short-term increases in our operating expenses and capital expenditures.

     In August 2004, we began to implement an enterprise resource planning and a supply chain management system (the “system”). The implementation of such a system is a complex and labor-intensive process that requires the investment of a substantial amount of time, money and other resources. These expenditures may not be effective and we may experience difficulties in the implementation which could: result in significant and unexpected increases in our operating expenses; complicate and prolong our internal data gathering and analysis processes; require us to restructure or develop our internal processes to adapt to the new system; result in overtime work of our employees and the temporary use of outside resources to resolve any software configuration issues and/or to process transactions manually until issues are resolved; result in the loss of management focus as attention paid to implementation is diverted from other issues; and cause disruption of our operations if the transition to the new system creates new or unexpected difficulties or if this system does not perform as expected.

We may be unable to comply in a timely manner with Section 404 of Sarbanes-Oxley Act of 2002, which could damage public perceptions of our financial statements and cause our stock price to decline.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include an assessment by management of the effectiveness of their internal controls over financial reporting in the annual report on Form 10-K. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We must comply with the rules under Section 404 by April 30, 2005. While we are expending significant resources in developing the necessary controls required by Section 404, including the implementation of an enterprise resource planning and supply chain management system, there is no precedent or proven method for such compliance, and our management must exercise significant judgment in our efforts to comply. We cannot be certain that these efforts will ensure that we maintain adequate controls over our financial processes and reporting in the future or that we will comply with the requirements of Section 404 in a timely manner. Any failure to timely comply with Section 404 could damage public perception of our internal controls and financial statements, causing our stock price to decline.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

     For the three months ended October 31, 2004 and October 31, 2003, sales outside the United States comprised 87.1% and 85.0% of our net revenues, respectively. For the six months ended October 31, 2004 and October 31, 2003, sales outside the United States comprised 86.3% and 81.3% of our net revenues, respectively. The increase in percentage of international revenues during the three and six months ended October 31, 2004 was primarily attributable to our increased sales in all markets outside the United States while demand in the United States continues to be weak due to the trend towards outsourcing of electronic systems manufacturing, primarily to Asia. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. Our international operations may be adversely affected by the following factors:

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

Our business is also subject to other risks because of our product development center located in Romania and our relationships with foreign subcontractors including, but not limited to, foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. We do not currently hedge against any foreign currency exchange rate risks.

We may face increased management costs and other risks due to the establishment of our product development group in Romania.

     In January 2003, we formed a wholly owned subsidiary in Romania to perform engineering services for current products and the development of potential new products. In August 2004, we purchased a building in Bucharest for use by our Romanian design group at a cost of $2.1 million. We have no prior experience in establishing or operating engineering services outside of our headquarters in Sunnyvale, California. Our expansion of engineering design operations to remotely situated offices presents a number of substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

•	difficulties in staffing and managing foreign operations, in particular attracting and retaining personnel qualified to provide high quality engineering services;

•	difficulties in coordinating our engineering operations in Romania with those in California;

•	diversion of management attention;

•	difficulties in maintaining uniform standards, controls, procedures and policies with our Romanian subsidiary relative to those of our other locations, including product development management and financial consolidation;

•	difficulties in owning and operating real property in Romania;

•	political and economic instability, which may have an adverse impact on foreign exchange rates of the Romanian leu relative to the U.S. dollar and could impair our ability to conduct our business in Romania; and

•	inadequacy of the local infrastructure to support our needs.

     Our low density flash memory products may become obsolete.

     A substantial portion of our net revenues has been and continues to be derived from sales of low density flash memory products. Flash memory products represented 8.8% and 9.3% of our net revenues for the three months ended October 31, 2004 and October 31, 2003, respectively and 9.7% and 9.0% of our net revenues for the six months ended October 31, 2004 and October 31, 2003, respectively. In general, the market for flash memory products has been characterized by long production cycles, inconsistent yields, competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market. Due to these and other factors, we are likely to experience declining net revenues from our low density flash memory products, which could harm our operating results.

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

     We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These types of downturns have occurred numerous times in the past, most recently, in calendar 2001 and again in calendar 2005. In the future, during such downturns, we expect to experience reduced product demand, accelerated erosion of average selling prices and gross margins and production overcapacity. These downturns may occur for extended periods. Accordingly, we may experience substantial period to period fluctuations in future operating results.

     For example, we experienced accelerated erosion of average selling prices caused by adverse industry wide conditions in the past, most recently in calendar 1999. In addition, during calendar 2001, the market for our products became more competitive as a result of increased availability of products when demand was decreasing. During calendar 2002, we experienced lower OEM customer and distributor orders and we had to lower our selling prices to remain competitive in the market.

     Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our end customers’ products.

If our products fail to keep pace with the rapid changes in the semiconductor industry, we could lose customers and revenues.

     The markets for our products are characterized by rapidly changing customer demand, over or under utilization of manufacturing capacity and price fluctuations. To compete successfully, we must introduce new products in a timely manner at competitive prices, quality and performance levels. In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to reduce product costs. Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production and market acceptance of new products, successful completion of technology transitions of our existing products to new process geometries or foundries with acceptable yields and reliability.

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

     We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as serial and parallel EEPROM devices, compete on the basis of price, product availability and customer service. Principal competitors for our EEPROM products currently include Atmel, STMicroelectronics and Microchip Technology. Principal competitors for our low density flash products include Silicon Storage Technology and Integrated Silicon Solution. Principal competitors for our analog/mixed-signal products include Maxim Integrated Products, Linear Technology, Intersil, Fairchild Semiconductor, National Semiconductor and Texas Instruments.

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

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In addition, it is typical for companies in the industry to receive notices from time to time that allege infringement of patents or other intellectual property rights. For example, in April 2001, Xicor, Inc. filed a complaint alleging that some of our DPP infringed on one of its patents, which complaint we settled in June 2002. We may receive other notices or become a party to other proceedings alleging our infringement of patents or intellectual property rights in the future. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable determination. In the event of an adverse result in any litigation, we could be required to:

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

     Many of our employees were previously employed at other companies, including our competitors or potential competitors. Although we have no current or pending claims against us, we may be subject to claims that we have relied on information that these employees have inadvertently or otherwise disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to develop new products, which could severely harm our business. Even if we are successful, litigation could result in substantial costs and be a distraction to management.

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

     For example, during the 12 months ended October 31, 2004, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $9.75 to a low of $4.30. If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

     These provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board of directors an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock, our charter and bylaw provisions, the restrictions in Section 203 of the Delaware General Corporation Law and our stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. These provisions and plans may also have the effect of preventing changes in our management or board of directors.

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

     Foreign Currency Exchange Rate Risk. A significant majority of our sales, manufacturing costs, and research and development and marketing expenses are transacted in U.S. dollars. Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been material to us to date.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation as of October 31, 2004 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

     Changes in internal controls. There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of
			Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
Period	Shares Purchased	per Share	Plans	the Plans
August 2, 2004 – September 5, 2004	29,100	$5.25	29,100	1,426,737
September 6, 2004 – October 3, 2004	5,100	5.25	5,100	1,421,637
October 4, 2004 – October 31, 2004	—	—	—	1,421,637

Total	34,200	$5.25	34,200

     We have an ongoing authorization, as amended, from the Board of Directors to repurchase our shares of common stock in the open market. The company’s authorization is currently for up to 3.0 million shares, which includes the most recent authorization in August 2004 to purchase an additional 1.0 million shares.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders held on September 23, 2004, the following proposals were adopted by the votes indicated.

		Number of
	Voted	Shares
Proposal	For	Withheld
1. To elect one Class III Director to serve for a three-year term expiring at the 2007 Annual Meeting of Stockholders or until such director’s successors is elected or appointed and qualified.
Roland Duchâtelet —Class III Director	16,222,437	1,087,449

     The term of office of directors Roland Duchatelet, Garrett Garrettson, Henry Montgomery, Glen Possley and Gelu Voicu continued after the annual meeting. The term of office of director Lon Allan expired on September 23, 2004.

	Voted	Vote		Broker
Proposal	For	Against	Abstain	Nonvotes
2. To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending April 30, 2005.	17,249,538	51,446	8,902	0

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 3, 2004	By:	/s/ Gelu Voicu
Gelu Voicu
President, Chief Executive Officer and Director

Date: December 3, 2004	By:	/s/ Thomas E. Gay III
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