Form 10-Q
period 2005-01-30
CATALYST SEMICONDUCTOR INC
filed 2005-03-11
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                    to

0-21488

(Commission File Number)

CATALYST SEMICONDUCTOR, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0083129
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1250 Borregas Avenue
Sunnyvale, California	94089
(Address of Registrant’s principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of March 4, 2005 was 17,280,593 exclusive of 4,757,675 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Condensed Consolidated Balance Sheets at January 31, 2005 and April 30, 2004
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2005 and 2004
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2005 and 2004
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31, 2005	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,723	$17,245
Short term investments	28,747	16,564
Accounts receivable, net	8,269	12,547
Inventories	11,902	6,960
Deferred tax assets	5,024	5,024
Other current assets	847	875
Total current assets	64,512	59,215
Property and equipment, net	5,683	3,334
Deferred tax assets	4,098	4,098
Other assets	127	218
Total assets	$74,420	$66,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,604	$4,879
Accounts payable — related parties	339	137
Accrued expenses	4,485	3,782
Deferred gross profit on shipments to distributors	2,469	4,079
Total current liabilities	12,897	12,877

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value, 45,000 shares authorized; 21,987 shares issued and 17,387 shares outstanding at January 31, 2005 and 20,057 shares issued and 16,413 shares outstanding at April 30, 2004	22	20
Additional paid-in-capital	68,501	59,228
Treasury stock, 4,600 shares at January 31, 2005 and 3,644 shares at April 30, 2004	(17,620)	(12,616)
Retained earnings	10,687	7,382
Accumulated other comprehensive loss	(67)	(26)
Total stockholders’ equity	61,523	53,988
Total liabilities and stockholders’ equity	$74,420	$66,865

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net revenues	$13,680	$16,875	$45,995	$46,700
Cost of revenues	8,432	9,108	25,712	28,795
Gross profit	5,248	7,767	20,283	17,905
Operating expenses:
Research and development	1,940	1,936	6,015	5,134
Selling, general and administrative	3,363	2,984	9,913	8,515
Income from operations	(55)	2,847	4,355	4,256
Interest income, net	212	108	505	282
Income before income taxes	157	2,955	4,860	4,538
Income tax provision	50	534	1,555	771
Net income	$107	$2,421	$3,305	$3,767
Net income per share:
Basic	$0.01	$0.15	$0.19	$0.23
Diluted	$0.01	$0.12	$0.17	$0.19
Weighted average common shares outstanding:
Basic	17,946	16,620	17,642	16,487
Diluted	19,761	19,890	19,662	19,351

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$3,305	$3,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,178	1,049
Benefit from sale of inventory previously written down	(842)	(1,583)
Provision for excess and obsolete inventory	745	705
Loss on disposal of fixed assets	235	28
Tax benefits from employee stock option exercises	709	—
Changes in assets and liabilities:
Accounts receivable	4,278	(2,412)
Inventories	(4,845)	2,425
Other assets	119	276
Accounts payable (including related parties)	927	1,222
Accrued expenses	703	663
Deferred gross profit on shipments to distributors	(1,610)	1,197
Net cash provided by operating activities	4,902	7,337
Cash flows from investing activities:
Purchases of short-term investments	(45,278)	(20,873)
Proceeds from sales and maturities of short-term investments	33,054	24,688
Acquisition of property and equipment	(3,762)	(1,008)
Net cash provided by/(used in) investing activities	(15,986)	2,807
Cash flows from financing activities:
Proceeds from sales of common stock under employee stock option plans	580	847
Net proceeds from secondary offering	7,986	—
Treasury stock purchases	(5,004)	(215)
Net cash provided by financing activities	3,562	632
Net increase/(decrease) in cash and cash equivalents	(7,522)	10,776
Cash and cash equivalents at beginning of the period	17,245	7,828
Cash and cash equivalents at end of the period	$9,723	$18,604

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

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  In a 52 week year, each fiscal quarter consists of 13 weeks.  Fiscal year 2004 was comprised of 53 weeks with the extra week added to the third quarter making it consist of 14 weeks.  Fiscal year 2005 will be comprised of 52 weeks.  For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to the Company’s fiscal quarter.  Our fiscal quarter covered by this report ended on January 30, 2005.

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

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates in these financial statements include inventory valuation, deferral of gross profit on shipments of inventory not sold by the distributor at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, allowances for doubtful accounts receivable and income taxes.  Actual results could differ from those estimates.

Stock-Based Compensation

The Company has elected to measure employee stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion (“ABP”) No. 25, “Accounting for Stock Issued to Employees”.  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.

Pro forma information regarding net income and earnings is required by SFAS No. 123, “Accounting for Stock-Based Compensation.” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if we had adopted the fair value method.  Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes Option Pricing Model on the date of grant.  The related stock-based compensation expense is recognized over the vesting period.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Reported net income	$107	$2,421	$3,305	$3,767
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(444)	(1,012)	(1,556)	(2,443)
Pro forma net income (loss)	$(337)	$1,409	$1,749	$1,324
Net income (loss) per share:
Basic – as reported	$0.01	$0.15	$0.19	$0.23
Basic – pro forma	$(0.02)	$0.08	$0.10	$0.08

Diluted – reported	$0.01	$0.12	$0.17	$0.19
Diluted – pro forma	$(0.02)	$0.07	$0.09	$0.07

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

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency.  All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars.  The Company purchases wafers and has test and assembly activities in Asia and supports sales and marketing activities in various countries outside of the United States.  Most of these costs are paid for with U.S. dollars.  The research and development personnel costs in Romania are tracked against the euro while all other activities are paid in Romanian leu.  Foreign currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income for the period.  They were not material for the periods presented.

Recognition of Revenues

The Company generally recognizes revenues as products are shipped if evidence of an arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

The Company markets and sells products directly through its sales force and sales representatives to original equipment manufacturers (“OEM”) and indirectly through distributors and resellers.  Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights.  Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues.  The Company also sells products to certain distributors under agreements which allow certain rights to return the product and price protection rights.  These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months.  As a result of the above, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer.  Upon shipment to a distributor, the Company records an accounts receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to their end customers.

Inventories

Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis.  The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.  Inventory reserves once established are not reversed until the related inventory has been sold or physically scrapped.

Shipping and Handling Costs

The Company charges internal freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statements of operations.  The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statements of operations.  Such outbound freight costs aggregated to $91,628 and $156,384 for the three months ended January 31, 2005 and 2004, respectively and to $404,783 and $473,187 for the nine months ended January 31, 2005 and 2004, respectively.

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

As of January 31, 2005, two customers accounted for 10% or more of the Company’s gross accounts receivable.  These two customers each accounted for 11.0% of gross accounts receivable. As of April 30, 2004, one customer accounted for more than 10% of the Company’s gross accounts receivable.  This customer accounted for 15% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on its consolidated statements of operations.  Such advertising and promotional expenditures aggregated to $31,445 and $410 for the three months ended January 31, 2005 and 2004, respectively and to $38,806 and $11,966 for the nine months ended January 31, 2005 and 2004, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources.  Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

Segment Reporting

The Company uses SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 uses the management approach in identifying reportable segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  Based on its operating structure and management reporting, the Company has concluded it has one reporting segment: the semiconductor manufacturing segment.

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

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4.  This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.” SFAS No. 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS 151 will have a material effect on the results of operations or consolidated financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

The pro forma effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Condensed Consolidated Financial Statements (see Note 1).  Although the pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.  Adoption of this accounting standard will have a material adverse impact on the consolidated financial statements.  This statement will be effective for the Company’s quarter ending October 31, 2005.

Note 3 — Net Income Per Share

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

	Three Months Ended January 31,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$107	17,946	$0.01	$2,421	16,620	$0.15
Effect of stock options	—	1,815	—	—	3,270	(0.03)
Diluted	$107	19,761	$0.01	$2,421	19,890	$0.12

Options to purchase 2,023,000 shares of common stock at a weighted average exercise price of $6.78 per share outstanding during the three months ended January 31, 2005 and options to purchase 151,000 shares of common stock at a weighted average exercise price of $8.32 per share outstanding during the quarter ended January 31, 2004 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

	Nine Months Ended January 31,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$3,305	17,642	$0.19	$3,767	16,487	$0.23
Effect of stock options	—	2,020	(0.02)	—	2,864	(0.04)
Diluted	$3,305	19,662	$0.17	$3,767	19,351	$0.19

Options to purchase 1,666,000 shares of common stock at a weighted average exercise price of $6.89 per share outstanding during the nine months ended January 31, 2005 and options to purchase 672,000 shares of common stock at a weighted average exercise price of $6.58 per share outstanding during the quarter ended January 31, 2004 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 4 —Balance Sheet Components (in thousands):

	January 31, 2005
	Cost	Gross Unrealized Gains		Gross Unrealized (Losses)	Estimated FMV
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$23,549		$—	$(78)	$23,471
U.S. government debt securities with maturities over one year	5,302		$—	(26)	5,276
Total investments available-for-sale	$28,851	$		$(104)	$28,747

	April 30, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated FMV
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$9,682	$3	$(6)	$9,679
U.S. government debt securities with maturities over one year	6,908	—	(23)	6,885
Total investments available-for-sale	$16,590	$3	$(29)	$16,564

The financial instruments in short term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying condensed consolidated balance sheets.

	January 31, 2005	April 30, 2004
Accounts receivable:
Accounts receivable	$8,407	$12,685
Less: Allowance for doubtful accounts	(138)	(138)
	$8,269	$12,547
Inventories:
Work-in-process	$8,050	$4,939
Finished goods	3,852	2,021
	$11,902	$6,960
Property and equipment:
Engineering and test equipment	$8,074	$7,776
Computer hardware and software	2,541	1,849
Land and building	2,845	—
Furniture and office equipment	904	1,478
	14,364	11,103
Less: accumulated depreciation and amortization	(8,681)	(7,769)
	$5,683	$3,334
Accrued expenses:
Accrued employee compensation	$1,903	$1,704
Accrued income taxes	1,809	1,059
Other	773	1,019
	$4,485	$3,782

Note 5 – Income Taxes

The provision for income taxes was $50,000, or 32% of income before taxes, for the three months ended January 31, 2005 compared to $534,000, or 18% of income before taxes, for the three months ended January 31, 2004.  The provision for income taxes was $1.6 million, or 32% of income before taxes, for the nine months ended January 31, 2005 compared to $771,000, or 17% of income before taxes, for the nine months ended January 31, 2004.  In the second quarter of fiscal 2005, the Company revised its estimated tax provision rate from 37% to 32% based on the reinstatement of the federal R&D tax credit and a revised outlook for fiscal 2005.

Note 6 – Stockholders’ Equity

Common and Preferred Stock

The Company completed a secondary public offering of its common stock in July 2004.  The Company sold 1,450,000 common shares at $6.00 per share.  Proceeds to the Company, net of underwriting discounts and commissions and related offering expenses of $714,000 were approximately $8.0 million.  In connection with this transaction, Elex N.V., a related party, and other selling stockholders sold 2,850,000 and 300,000 common shares, respectively, at $6.00 per share.  In aggregate, 4.6 million common shares were sold.

Note 7 – Segment Reporting

The Company operates in one business segment, the semiconductor manufacturing segment.  Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
EEPROM	$11,705	$15,132	$39,555	$41,752
Flash	1,248	1,435	4,402	4,127
Analog/mixed-signal	727	308	2,038	821
Total net revenues	$13,680	$16,875	$45,995	$46,700

Net revenues by geography were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
United States	$1,424	$1,011	$5,854	$4,418
Hong Kong/China	3,032	3,643	11,483	8,986
Japan	2,109	2,955	8,213	8,528
Europe	1,879	2,438	6,042	5,904
Taiwan	2,262	2,359	6,294	6,540
Korea	1,832	2,123	4,853	4,880
Other Far East	575	1,457	1,702	4,819
Other Americas	567	889	1,554	2,625
Total net revenues	$13,680	$16,875	$45,995	$46,700

For the three months ended January 31, 2005, Memec Electronic, an international distributor, represented 10% of net revenue. No other OEM, reseller or distributor represented 10% or more of the Company’s net revenues in either three month periods ended January 31, 2005 and January 31, 2004.

For the nine months ended January 31, 2005, no OEM, reseller or distributor represented 10% or more of the Company’s net revenues.  For the nine months ended January 31, 2004, ALR Company Limited, a reseller in China, represented 11% of net revenue.

Property and equipment geographical breakdown was as follows (in thousands):

	January 31, 2005	April 30, 2004
United States	$7,632	$6,733
Thailand	4,296	3,921
Romania	2,415	102
Other	21	347
	14,364	11,103
Less: accumulated depreciation and amortization	(8,681)	(7,769)
Total net property and equipment	$5,683	$3,334

Note 8 – Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at January 31, 2005 for which goods and services had not been received were approximately $4.5 million as compared to approximately $5.9 million at April 30, 2004.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties.  Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues.  The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual claim experience differs from estimates.  Warranty costs were less than $100,000 for the nine months ended January 31, 2005 and 2004.

Note 9 — Related Party Transactions

Elex N.V.

During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”), a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company’s Board of Directors.  Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of the Company’s common stock.  The wafers provided by X-FAB include most of the Company’s analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes.  Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB.

During the nine months ended January 31, 2005 and 2004, the Company purchased $1.5 million and $2.7 million of wafers, respectively, from X-FAB.  As of January 31, 2005, the total amount owed X-FAB was $339,000. In the first quarter of fiscal 2005, Elex reduced its holdings from 3,578,700 shares, or 21.8% of the outstanding shares of the Company as of April 30, 2004, to 728,700 shares, or 4.2% of the outstanding shares of the Company as of January 31, 2005.

The company believes that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Note 10 – Other

In 1989, the Company entered into a license agreement with Philips Export B.V. and U.S. Philips Corporation (collectively, “Philips”) to license technology pertinent to their IIC bus technology.  The Company paid royalties under this license through 1993, at which point the Company believed that the license became fully paid and no further royalties were owed.  In May 2001, the Company received a written communication from Philips claiming that royalties under this license were still owing on certain products.  In December 2003, Philips and the Company agreed to amend the license agreement to allow a one-time payment of $1.65 million for any royalty obligation through August 2004 when the patent expired.   In fiscal 2004, the Company charged $1.4 million to its cost of revenues.  In the nine months ended January 31, 2005, the Company charged $133,000 to its cost of revenues.  As of October 31, 2004, the Philips royalty costs have been fully recognized.

Note 11 – Other Comprehensive Income

The components of other comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Reported net income	$107	$2,421	$3,305	$3,767
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of tax	(5)	12	(41)	(16)
Total comprehensive income	$102	$2,433	$3,238	$3,751

Accumulated other comprehensive income or expense, as presented in the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on the available-for-sale investments, net of tax of $37,000.

Note 12 — Subsequent Event

On February 23, 2005, the Company’s Board of Directors authorized an increase in the number of shares that could be repurchased under the existing open market stock repurchase program by 500,000 from 3.0 million shares to 3.5 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results”.  These forward-looking statements include, but are not limited to: the statements relating to downward pricing trends; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing; and the statements relating to our expenditures to install enterprise resource planning and supply chain management systems, among others.  These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Operating Results.”

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

In general, the market for our non-volatile memory is competitive and market participants have relatively weak pricing power.  For example, our average selling prices of our non-volatile memory products increased in fiscal 2004 as we tried to maintain our pricing strategy.  However, prices are sensitive to conditions in our OEM customers’ target markets and, in fiscal 2005, we began to see a downward trend in average selling prices and unit volumes for our non-volatile memory products.  In general, we expect the average selling prices for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity.  In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

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

Sales of analog/mixed-signal products continue to trend upwards reaching 4.4% of net revenues in the first nine months of fiscal 2005 compared to 1.8% of net revenues for the same period in fiscal 2004.  Our unit volume and average selling prices for these products continue to be relatively strong in fiscal 2005 and we expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

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

We market and sell our products directly through our sales force and sales representatives to original equipment manufacturers (“OEM”) and indirectly through distributors and resellers who sell to their end customers.  Indirect sales were a majority of our total sales from fiscal 2004 through the third quarter of fiscal 2005.  Our total customer base, including OEMs and end customers of our distributors and resellers, is relatively diverse and during our fiscal 2005 consisted of more than 3,000 customers. We have approximately 50 distributors and resellers.

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

We sell to some of our distributors under agreements which provide for product return and price protection rights.  These agreements generally permit the distributor to return up to 10% by value of the total products that the distributor has purchased from us in a specified nine month period.  We defer recognition of revenues until such time as the distributor resells the product to their end customer, at which time the sales price becomes fixed.  On a monthly basis, we receive point of sales information from each distributor. Using this information, we determine the amount of revenues to recognize.  For distributors who have product return rights, we also record an inventory reserve to address the cost of products we anticipate that we will not be able to resell after their return by the distributors.  For distributors who have price protection rights, distributors may take the associated credits immediately and in general, we process the credits one or two months after the credit is taken by the distributor.  We record a reserve to cover the estimated liability of those unprocessed credits.  We re-evaluate our revenue recognition policies periodically and no less often than annually.

Inventory Valuation

We value our inventory at the lower of standard cost or net realizable value.  Standard cost approximates actual cost on a first-in, first-out basis.  We routinely evaluate the value and quantities of our inventory in light of the current and expected market conditions and market trends and we record reserves for quantities in excess of anticipated demand, cost in excess of market value and product age.  Our analysis may take into consideration historical usage, open purchase orders, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors.  Our forecasts for our inventory may differ from actual inventory use and the time we have held finished goods in inventory.  The life cycles of our products are usually long and obsolescence has not been a significant factor historically in the valuation of our inventories.

We reduce the value of our inventory by analyzing on-hand quantities and open purchase orders which are in excess of demand equal to the cost of inventory that exceeds expected demand for approximately the next 12 to 15 months.  We use management judgment in establishing these reserves and do not establish reserves if we believe we can sell the excess inventory.  If market conditions are less favorable than those we estimate, we may be required to write down inventory.  If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional write downs to cover the even lower estimated sales price.  Once written down, we establish a new cost basis and accordingly we do not reverse inventory provisions until the associated inventory has been sold or physically scrapped.

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period.  We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses.  Our accounts receivable balance was $8.3 million, net of allowance for doubtful accounts of $138,000, as of January 31, 2005.

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

We reassess and may adjust the estimated tax rate quarterly.  We apply the current tax rate to the year to date income and the tax provision and tax expense is adjusted accordingly.  We applied income tax rates of 37%, 32% and 32% to our year to date income for the first, second and third fiscal quarters of 2005, respectively.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset.  As of January 31, 2005, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $9.1 million and our valuation allowance was zero.

We have concluded that all of our deferred tax assets would be realizable, based on available objective evidence and our recent history of income before taxes.

Results of Operations

The following table sets forth the percentage of net revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	38.4	46.0	44.1	38.3
Operating expenses:
Research and development	14.2	11.4	13.1	11.0
Selling, general and administrative	24.6	17.7	21.5	18.2
Income from operations	(0.4)	16.9	9.5	9.1
Interest income, net	1.5	0.6	1.1	0.6
Income before income taxes	1.1	17.5	10.6	9.7
Income tax provision	0.3	3.2	3.4	1.6
Net income	0.8%	14.3%	7.2%	8.1%

The following table sets forth percentage of net revenues by product group:

	Three months ended January 31,		Nine months ended January 31,
	2005	2004	2005	2004
EEPROM	85.6%	89.7%	86.0%	89.4%
Flash	9.1	8.5	9.6	8.8
Analog/mixed-signal	5.3	1.8	4.4	1.8
Net revenues	100.0%	100.0%	100.0%	100.0%

Comparison of the three months ended January 31, 2005 and January 31, 2004

Net Revenues. Our net revenues decreased approximately $3.2 million, or 18.9%, to $13.7 million for the three months ended January 31, 2005 from $16.9 million for three months ended January 31, 2004.  The decrease in net revenues was primarily due to a decrease in EEPROM unit volumes and a decrease in unit volumes and average selling prices for our flash products.  These decreases were partially offset by an increase in our analog/mixed-signal product unit volume, especially our Digitally Programmable Potentiometers (“DPP”) products.

Sales to customers outside the United States represented approximately 89.6% of net revenues for the three months ended January 31, 2005 as compared to 89.3 % of net revenues for the three months ended January 31, 2004.

Gross Profit. Gross profit decreased $2.5 million, or 32.4%, to $5.2 million for the three months ended January 31, 2005 from $7.8 million for three months ended January 31, 2004.  The decrease in gross profit was primarily due to weaker demand for our products and the resulting decline in average selling prices and the shipment of higher cost inventories purchased in 2004 when foundry capacity was tighter.  Our gross profit in the quarter ended January 31, 2005 as compared to the prior year quarter ended January 31, 2004 was favorably impacted by the relative net change in inventory valuation provision.  In Q3 2004, the net change in inventory valuation provision was a decrease of $59,000, compared to a net decrease in Q3 of the prior year of $107,000.

Research and Development. Research and development expense was $1.9 million for both the three months ended January 31, 2005 and the three months ended January 31, 2004.  As a percentage of net revenues, research and development expense was 14.2% for the three months ended January 31, 2005 and 11.4% for the three months ended January 31, 2004.  As of January 31, 2005, we employed 75 people in research and development activities, compared to 69 as of January 31, 2004.

Selling, General and Administrative. Selling, general and administrative expense increased $379,000, or 12.7%, to $3.4 million for the three months ended January 31, 2005 from $3.0 million for the three months ended January 31, 2004.  As a percentage of net revenues, selling, general and administrative expense was 24.6% and 17.7% for the three months ended January 31, 2005 and 2004, respectively.  The increase was primarily attributable to a $426,000 increase in fees paid primarily to consultants and accountants related to compliance with the Sarbanes-Oxley Act of 2002 as well as due to headcount increases during the year.  This increase was offset by an approximate $198,000 decrease in commissions paid to sales personnel and outside sales representatives resulting from the decrease in revenue.  As of January 31, 2005, we employed 55 people in selling, general and administrative activities, compared to 47 persons as of January 31, 2004.  The majority of the headcount increase was in the sales and marketing group.

Net Interest Income and Expense. We earned net interest income of $212,000 for the three months ended January 31, 2005 compared to net interest income of $108,000 for the three months ended January 31, 2004.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 2.0% for the three months ended January 31, 2005 and approximately 1.3% for the three months ended January 31, 2004.  The increase in net interest income was primarily attributable to an increased rate of return and an increase in the amount of cash, cash equivalents and short-term investments from the sale of 1.45 million shares by us in a secondary offering that occurred in July 2004 and cash generated from operations.

Income Tax Provision. The provision for income taxes was $50,000, or 32% of income before taxes, for the three months ended January 31, 2005 compared to $534,000 , or 18% of income before taxes, for the three months ended January 31, 2004.  In the second quarter of fiscal 2005, we revised the tax provision from 37.0% to 32.0% based on the reinstatement of the federal R&D tax credit and a revised outlook for fiscal 2005.

Comparison of the nine months ended January 31, 2005 and January 31, 2004

Net Revenues. Our net revenues decreased $705,000, or 1.5%, to $46.0 million for the nine months ended January 31, 2005 from $46.7 million for the nine months ended January 31, 2004.  The decrease in net revenues was primarily due to a decrease in EEPROM unit volume.  These decreases were partially offset by an increase in our analog/mixed-signal business of $1.2 million, or 148% to $2.0 million for the nine months ended January 31, 2005 from $821,000 for the nine months ended January 31, 2004.

Sales to customers outside the United States represented approximately 87.3% of net revenues for the nine months ended January 31, 2005 as compared to 88.1% of net revenues for the nine months ended January 31, 2004.

Gross Profit. Gross profit increased $2.4 million, or 13.3%, to $20.3 million for the nine months ended January 31, 2005 from $17.9 million for the nine months ended January 31, 2004.  The increase is predominantly due to a decline in inventory costs throughout the nine months ended January 31, 2005.   Our costs also decreased comparatively in fiscal 2005 as a result of the $1.0 million royalty expense we recognized in the nine months ended January 31, 2004 in connection with our settlement with Philips.  We also experienced an impact from higher average selling prices for our flash and analog/mixed signal products in the nine months ended January 31, 2005.  Gross profits for the nine months ended January 31, 2004 benefited from a net release of inventory reserves of $878,000 compared to a net benefit of $135,000 during the nine months ended January 31, 2005.

Research and Development. Research and development expense increased $881,000, or 17.2%, to $6.0 million for the nine months ended January 31, 2005 from $5.1 million for the three months ended January 31, 2004.  As a percentage of net revenues, research and development expense was 13.1% for the nine months ended January 31, 2005 and 11.0% for the nine months ended January 31, 2004.  The increase in research and development expense was primarily attributable to a $345,000 increase in personnel-related expenses, related to an increase in headcount.  There were additional expenses of approximately $315,000 incurred in purchasing developmental mask sets and wafer fabrication related to product development.

Selling, General and Administrative. Selling, general and administrative expense increased $1.4 million, or 16.4%, to $9.9 million for the nine months ended January 31, 2005 from $8.5 million for the nine months ended January 31, 2004.  As a percentage of net revenues, selling, general and administrative expense was 21.5% and 18.2% for the nine months ended January 31, 2005 and 2004, respectively.  The increase was primarily attributable to a $950,000 increase in selling, general and administration personnel-related expenses related to increases in personnel and a $780,000 increase in fees paid primarily to consultants and accountants related to compliance with the Sarbanes-Oxley Act of 2000.  The increase in expenses were partially offset by a $172,000 reduction in commissions paid to sales personnel resulting from the decrease in revenues.

Net Interest Income and Expense. We earned net interest income of $505,000 for the nine months ended January 31, 2005 compared to net interest income of $282,000 for the nine months ended January 31, 2004.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 1.6% for the nine months ended January 31, 2005 and approximately 0.9% for the nine months ended January 31, 2004.  The increase in net interest income was primarily attributable to an increased rate of return as well as to an increased amount of cash, cash equivalents and short-term investments from the sale of 1.45 million shares by us in a secondary offering in July 2004 and cash generated from operations offset by stock repurchases.

Income Tax Provision. The provision for income taxes was $1.6 million, or 32% of income before taxes, for the nine months ended January 31, 2005 compared to $771,000 , or 17% of income before taxes, for the nine months ended January 31, 2004.  The lower provision for income taxes for the nine months ended January 31, 2004 reflects the tax benefit associated with the realization of our previously reserved deferred tax assets in fiscal 2004.

Liquidity and Capital Resources

At January 31, 2005, we had cash, cash equivalents and short-term investments of $38.5 million.  Our historical sources of cash and liquidity have come from our operating activities.  In the first quarter of fiscal 2005, we completed a secondary offering that raised net proceeds of $8.0 million.  We invest our excess cash in short-term financial instruments to generate interest income.  These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year.  They are highly liquid and can be converted to cash at any time.  They are classified as current assets in the balance sheet but are not considered cash and cash equivalents and are therefore excluded from our analysis of changes to cash and cash equivalents in our consolidated statement of cash flows included in this Form 10-Q.

Historically, our primary source of cash has been provided through operations and through issuance of our common stock.  Our historical uses of cash have primarily been for operating activities as well as capital expenditures.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our condensed consolidated statements of cash flows and notes thereto:

	Nine months ended January 31,
	2005	2004
Net cash provided by operating activities	$4,902	$7,337
Net cash provided (used) by purchases and sales of short term investments	(12,224)	3,815
Purchases of property and equipment	(3,762)	(1,008)
Proceeds from secondary offering	7,986	—
Purchases of outstanding shares of Company stock	(5,004)	(215)

Net Cash from Operating Activities

Net cash provided by operating activities decreased by $2.4 million to $4.9 million for the nine months ended January 31, 2005 compared to $7.3 million for the same period one year ago.  The decrease was primarily due to an increase in inventory of $4.8 million related to higher wafer costs and an increased number of units due to the delivery of backordered purchases from our foundry suppliers, a decline in current earnings of $462,000 and differences in movement in working capital between the two periods.

Net Cash from Investing Activities

Net cash used for investing activities was $16.0 million for the nine months ended January 31, 2005 compared to net cash provided of $2.8 million for the same quarter one year ago.  Major uses of cash for investing activities during the first nine months of fiscal 2005 are primarily related to the net purchase of short term investments of $12.2 million as we increased our short term investment position, the purchase of our new building for our R&D operation in Romania for $2.1 million and continuing investments in our new enterprise resource planning and supply chain management systems.  Our investing activities during the nine months ended January 31, 2004 provided $2.8 million primarily related to the sale of short term investments of $3.8 million which was partially offset by the acquisition of equipment for our manufacturing and R&D operations of $1.0 million.

Net Cash from Financing Activities

In the nine months ended January 31, 2005, cash provided by financing activities increased by $3.0 million to $3.6 million compared to $632,000 in the same period one year ago.  The increase primarily consists of $8.0 million in net proceeds from our public offering of 1.45 million shares in July 2004 and $580,000 in proceeds from the sale of common stock through the exercise of stock options.  We also used $5.0 million to repurchase an aggregate of 955,000 shares of common stock on the open market, at an average price per share of $5.24.

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

Common Stock Repurchase Plan

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock.  In March 2003, the board of directors increased the authorized limit to an aggregate of 2 million shares. In August 2004, the board of directors further increased the authorized limit to an aggregate of 3 million shares.  On February 23, 2005, the board of directors further increased the authorized limit by 500,000 shares to an aggregate of 3.5 million shares.  The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of any periodic low prices of our common stock as determined by the board of directors.  Total cumulative repurchases through January 31, 2005 are 2.5 million shares totaling $8.9 million.  The following table summarizes activity of the open market repurchase program for the stated periods and does not include our repurchases from Elex N.V.

	Nine months ended January 31,
	2005	2004
Shares repurchased in open market	955,000	74,000
Total cost of shares	$5,004,000	$215,000
Average cost per share	$5.24	$2.91

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of January 31, 2005 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Years Ending April 30,
	Total	2005	2006	2007	2008
Contractual cash obligations
Operating leases (1)	$708	$125	$469	$114	$—
Wafer purchases	4,534	4,534	—	—	—
Total contractual cash obligations	$5,242	$4,659	$469	$114	$—

(1)       Our primary facility lease is for our business office in Sunnyvale, California. This lease expires in 2006 and allows us to exercise an option to extend the term by an additional five year period.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  As of January 31, 2005, we were not involved in any SPE transactions.

Future Liquidity

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

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43, Chapter 4.  This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards.  SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.”  SFAS No. 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in our Notes to Condensed Consolidated Financial Statements (see Note 1).  Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS 123R.  This statement will be effective for our second fiscal quarter of 2006 beginning August 2005.

Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements.  We are currently evaluating our stock-based compensation programs to determine what actions we may take.  We may elect to take actions to reduce this potential by electing not to issue stock options at the levels we have in the past.  As a result, we believe we may face a more difficult time in attracting and retaining talented employees.

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

•             volatility in supply and demand affecting semiconductor prices generally, such as the increases in supply of competitive products and significant declines in average selling prices ;

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

Analog/mixed-signal products accounted for 4.4% and 1.8% of net revenues for the nine months ended January 31, 2005 and January 31, 2004, respectively.  We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products.  Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products.  Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. If we are unable to realize more revenues from these products, our total revenues may not grow.  In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

We have been unable and in the future we may be unable to obtain sufficient quantities of wafers from our current foundry suppliers to fulfill customer demand.

We currently purchase our wafers from two foundries.  To address our wafer supply concerns, we plan to continue expanding our foundry capability at our primary supplier by qualifying our products in multiple fabrication plants owned by the supplier and to expand our foundry capacity with other suppliers.  As the need arises, from time to time, we may pursue additional wafer sources.  However, we cannot be certain that these efforts will provide us with access to adequate capacity in the future at costs which will enable us to remain profitable.  Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher.  Our business, financial condition and results of operations could be materially adversely affected by:

•             the loss of any of our current foundries as a supplier;

•             our inability to obtain additional capacity at our current foundry suppliers;

•             our inability to qualify our current foundry suppliers for additional products;

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

We do not manufacture or process the semiconductor wafers used for our products.  In 1985, we began a relationship with our principal foundry supplier.  Since 1987, that foundry has supplied wafers to us and has been our principal foundry source. At the end of fiscal 2000, an additional foundry began to provide products to us.  We primarily use our principal foundry supplier for fabricating our memory products and our other foundry suppliers for fabricating our analog/mixed-signal products.  We do not presently have a wafer supply agreement with our foundry suppliers and instead purchase wafers on a purchase order and acceptance basis. Our reliance on these independent foundries involves a number of risks, including:

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

For the three months ended January 31, 2005, Memec Electronic, an international distributor, represented 10% of net revenue.  No other OEM, reseller or distributor represented 10% or more of the Company’s net revenues in either three month periods ended January 31, 2005 and January 31, 2004.

For the nine months ended January 31, 2005, no OEM, reseller or distributor represented 10% or more of the Company’s net revenues.  For the nine months ended January 31, 2004, ALR Company Limited, a reseller in China, represented 11% of net revenue.

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

We have adopted an enterprise resource planning system and a supply chain management system, which has resulted and will continue to result in short-term increases in our operating expenses and capital expenditures.

In August 2004, we began to implement enterprise resource planning (“ERP”) and supply chain management systems.  The implementation of such systems is a complex and labor-intensive process that requires the investment of a substantial amount of time, money and other resources.  To date we have incurred approximately $820,000 in costs related to the purchase and implementation of the systems and estimate in total we will spend approximately $1 million through fiscal year 2006. While these expenditures have thus far resulted in the successful installation and operation of a basic ERP system, we may experience difficulties in the implementation which could: result in significant and unexpected increases in our operating expenses; complicate and prolong our internal data gathering and analysis processes; require us to restructure or develop our internal processes to adapt to the new system; result in overtime work of our employees and the temporary use of outside resources to resolve any software configuration issues and/or to process transactions manually until issues are resolved; result in the loss of management focus as attention paid to implementation is diverted from other issues; and cause disruption of our operations if the further development of the new system creates new or unexpected difficulties or if this system does not perform as expected.

We may be unable to comply in a timely manner with Section 404 of Sarbanes-Oxley Act of 2002, which could damage public perceptions of our financial statements and cause our stock price to decline.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include an assessment by management of the effectiveness of their internal controls over financial reporting in the annual report on Form 10-K.  In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  We must comply with the rules under Section 404 by April 30, 2005.  While we are expending significant resources in developing the necessary controls required by Section 404, including the implementation of an enterprise resource planning and supply chain management system, there is no precedent or proven method for such compliance, and our management must exercise significant effort and judgment in our efforts to comply.  We cannot be certain that these efforts will ensure that we maintain adequate controls over our financial processes and reporting in the future or that we will comply with the requirements of Section 404 in a timely manner.  Any failure to timely comply with Section 404 could damage public perception of our internal controls and financial statements, causing our stock price to decline.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For the three months ended January 31, 2005 and January 31, 2004, sales outside the United States comprised 89.6% and 89.3% of our net revenues, respectively.  For the nine months ended January 31, 2005 and January 31, 2004, sales outside the United States comprised 87.3% and 88.1% of our net revenues, respectively.  The increase in percentage of international revenues during the three and nine months ended January 31, 2005 was primarily attributable to our increased sales in all markets outside the United States while demand in the United States continues to be weak due to the trend towards outsourcing of electronic systems manufacturing, primarily to Asia.  We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future.  Our international operations may be adversely affected by the following factors:

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

Our business is also subject to other risks because of our product development center located in Romania and our relationships with foreign subcontractors including, but not limited to, foreign government regulations and international political and financial changes which may cause disruptions or delays in shipments to our customers or access to our inventories.  We do not currently hedge against any foreign currency exchange rate risks.

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

A substantial portion of our net revenues has been and continues to be derived from sales of low density flash memory products. Flash memory products represented 9.1% and 8.5% of our net revenues for the three months ended January 31, 2005 and January 31, 2004, respectively and 9.5% and 8.8% of our net revenues for the nine months ended January 31, 2005 and January 31, 2004, respectively.  In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition.  Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to market demand.  This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer.  We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it.  Due to these and other factors, we are likely to experience declining net revenues from our low density flash memory products, which could harm our operating results.

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

We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions.  These types of downturns have occurred numerous times in the past, most recently, in calendar 2001 and again in calendar 2005.  During such downturns, we experience reduced product demand, accelerated erosion of average selling prices and gross margins and production overcapacity.  These downturns may occur for extended periods.  Accordingly, we may experience substantial period to period fluctuations in operating results.

For example, we experienced accelerated erosion of average selling prices caused by adverse industry wide conditions in the past, most recently in calendar 2001 and again in calendar 2005 when the market for our products became more competitive as a result of increased availability of products when demand was decreasing.  During calendar 2002, we also experienced lower OEM customer and distributor orders and we had to lower our selling prices to remain competitive in the market.

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

For example, during the nine months ended January 31, 2005, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $8.40 to a low of $4.30.  If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur.  In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies.  These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

Foreign Currency Exchange Rate Risk. A significant majority of our sales, manufacturing costs, and research and development and marketing expenses are transacted in U.S. dollars.  Accordingly, our net profitability is not currently subject directly to material foreign exchange rate fluctuations. Gains and losses from such fluctuations have not been material to us to date.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation as of January 31, 2005 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)).  Based on that evaluation, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in internal controls. During the quarter ended January 31, 2005, we implemented a new enterprise resource planning (“ERP”) system.  This new ERP system inherently provides additional financial reporting functionality to our internal users to better monitor business activities at a greater level of detail and with more timeliness of summarized data being available.  Accordingly, management believes that the changes during the most recent fiscal quarter greatly enhanced our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
November 1, 2004 – December 5, 2005	—	—	—	1,921,637
December 6, 2004 – January 2, 2005	538,800	$5.25	538,800	1,382,837
January 3, 2004 – January 30, 2005	382,400	$5.23	382,400	1,000,437
January 31, 2005 – March 4, 2005	—	—	—	1,000,437
Total	921,200	$5.24	921,200

We have an ongoing authorization, as amended, from the Board of Directors to repurchase our shares of common stock in the open market.  The Company’s authorization is currently for up to 3.5 million shares, which includes the most recent authorization in February 2005, for an additional 500,000 shares to a total of 3,500,000 shares.

Item 6. Exhibits

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

Date: March 11, 2005	By:	/s/ Gelu Voicu
Gelu Voicu
President, Chief Executive Officer and Director

Date: March 11, 2005	By:	/s/ Thomas E. Gay III
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