Form 10-K
period 2005-05-01
CATALYST SEMICONDUCTOR INC
filed 2005-07-15
CIK 899636

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 1, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Common Stock, $.001 par value

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by checkmark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 2004, the last day of the registrant's most recently completed second quarter, was $88.3 million based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        The number of shares of Registrant's Common Stock outstanding as of July 11, 2005 was 16,761,414.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K incorporate information by reference from the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on or about September 23, 2005.

CATALYST SEMICONDUCTOR, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2005

INDEX

CATALYST SEMICONDUCTOR, INC.

EXPLANATORY NOTE

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "projected," "expects," "believes," "intends" and "assumes" and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and the semiconductor industry and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Part II, Item 7 "Management's Discussion & Analysis of Financial Conditions and Results of Operations—Factors Affecting Future Operating Results" and elsewhere in, or incorporated by reference into, this report.

PART I

Item 1.    Business

Overview

        We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We focus on high volume markets for our cost effective, high quality products. We have been a committed long-term supplier of memory products for the past two decades even through periods of tight manufacturing capacity and cyclical market downturns. We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution. We supply semiconductor products in high volumes to our diverse customer base of more than 4,000 customers and shipped approximately 95 million units on average in each of the last four fiscal quarters.

        We outsource the fabrication of our products to third party foundries for a high quality, low cost and long term supply of our products. We focus our internal efforts on product design, testing, marketing and sales. In fiscal 2003, we strengthened and expanded the expertise of our research and development team by establishing our own engineering center in Bucharest, Romania and by hiring additional experienced engineers in Romania and in our Sunnyvale, California headquarters. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as to broaden our product line of analog/mixed-signal products.

        We incorporated in California in October 1985. In May 1993, we reincorporated in Delaware. Our principal executive offices are located at 1250 Borregas Avenue, Sunnyvale, California 94089, our telephone number is (408) 542-1000 and our website is www.catalyst-semiconductor.com. Information contained on or accessible through our website does not constitute a part of this report.

        Our fiscal year ends on the Sunday closest to April 30 of each year. We refer to the fiscal year ended April 29, 2001 as fiscal 2001, the fiscal year ended April 28, 2002 as fiscal 2002, the fiscal year ended April 27, 2003 as fiscal 2003, the fiscal year ended May 2, 2004 as fiscal 2004 and the fiscal year ended May 1, 2005 as fiscal 2005. Fiscal 2006 will end on April 30, 2006. For presentation purposes only, we refer in this report to April 30 as the end of each fiscal year.

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

        System manufacturers generally prefer non-volatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages in comparison to non-volatile memory devices that are not reprogrammable or which require physical removal for reprogramming. With reprogrammable memory, manufacturers can cost effectively change program codes in response to accelerated product cycles and changing market specifications. Reprogrammable memory greatly simplifies inventory management and manufacturing processes and allows the manufacturer to reconfigure or update a system either locally or remotely through a network connection. In addition, consumers use non-volatile memory devices that can be programmed and reprogrammed to store user selected system configurations in consumer electronics devices, such as phone numbers in mobile telephones. Major non-volatile memory classifications include EEPROM and flash.

        EEPROM provides significant programming flexibility to system designers. This non-volatile memory can be erased and reprogrammed electrically within the system hundreds of thousands to millions of times and can be altered one byte or several bytes at a time. In an EEPROM device, each cell, which is the discrete area on the device in which one bit is stored, consists of two transistors, one to store data and one to permit the cell to be selected when erasing data. Serial EEPROM transmits data through a single input-output port while parallel EEPROM transmits data through multiple input-output ports concurrently.

        Flash memory provides significant programming flexibility to system designers at higher density than EEPROM. Although flash memory can be reprogrammed electrically within the system, the number of reprogramming cycles is generally less than EEPROM and only a memory block can be rewritten, not an individual byte. In flash memory, a block consists of an array of memory cells. Flash memory products can be manufactured with storage densities, transfer rates and data alterability comparable to DRAM and can achieve a relatively low manufacturing cost at higher densities. For low-density memory used in high volume applications, flash memory is not cost effective relative to EEPROM. Because of its limitations and cost at low densities, flash memory is not used in certain system critical applications.

        The EEPROM market is characterized by high unit volumes sold at relatively low per unit prices. The EEPROM market has a limited number of vendors. Each participant in the EEPROM market has relatively weak pricing power because of interchangeability of available vendors' parts. EEPROM prices are largely a function of the demand for electronic devices in which they are incorporated, available memory manufacturing capacity, product availability and memory density. In light of these competitive dynamics, some suppliers have exited the EEPROM market, leaving fewer alternatives for original equipment manufacturer, or OEM, customers. Manufacturers customarily use flash memory and EEPROM to address different needs but often within the same electronic system. Since most consumer and industrial electronic devices continue to use EEPROM either separately or in conjunction with other memory, OEM customers want to develop relationships with memory vendors who are likely to be long-term vendors of EEPROM and those vendors which are developing and supplying a broad range of products.

  Analog/Mixed-Signal Products

        The analog/mixed-signal market is generally divided into two major product categories depending on how the devices are used by system designers:

  •
  general purpose analog/mixed-signal products for standard designs; and

  •
  analog/mixed-signal application specific standard products, or ASSPs, for customized designs.

        General purpose analog/mixed-signal products that perform a given function usually are interchangeable with standard components from another supplier. Similarly, in the memory market, most non-volatile memory components are general purpose or industry standard parts and are interchangeable with parts from other suppliers.

        General purpose analog/mixed-signal products include power management products, which control and regulate the amount of power delivered to an electronic system. Power management products are critical to overall system performance and cost. These products include direct current to direct current, or DC to DC, converters, switching regulators, low drop out voltage regulators and voltage references. Suppliers of power management products are increasingly integrating discrete power management components into multi-function devices to reduce design time and lower system costs by consuming less board space and power.

        ASSPs are a superior solution for systems that have special requirements, such as portability, size constraints or functionality. The relationship between customer and supplier tends to be more dynamic and intertwined in this market with greater reliance on each other. On one hand, the customer has to have enough trust in the supplier to take the risk of committing its supply chain to a single vendor. On the other hand, the supplier faces the risk of investing significant research and development resources to design and develop a customized solution with the uncertainty of the market acceptance of the customer's end product. Suppliers servicing the ASSP market typically have greater pricing power and receive higher margins.

        The analog/mixed-signal market is highly fragmented into many segments with numerous vendors serving one or more of the various segments. The general purpose analog/mixed-signal semiconductor market is characterized by long product cycles with a broad, diverse base of customers. As a result, general purpose analog/mixed-signal product prices tend to be more stable than those for non-volatile memory products.

Our Competitive Strengths

        We have nearly two decades of experience in the design, testing and sale of reprogrammable non-volatile memory products, including EEPROM and low-density flash. We believe we have established a brand name that our OEM and distribution customers associate with cost effective, high quality and high value products supported by excellent customer service. These strengths have helped us grow in the competitive non-volatile memory market. On April 30, 2005, we completed our seventh consecutive fiscal year of profitability. We intend to leverage our OEM customer base and the design and operational expertise developed in our non-volatile memory products to increase our revenues from our non-volatile memory and analog/mixed-signal product offerings.

        We believe the following are our key competitive strengths:

          High Quality Design.    We have invested and intend to continue to invest substantial resources in research and development to improve our memory and analog/mixed-signal products. To complement our Sunnyvale, California engineering capabilities, in 2003, we established our own design and development center in Bucharest, Romania. We previously used contract personnel in Romania but now have an integrated design organization. In addition, we have subsequently added engineers in both Romania and California. Through the development of our EEPROM products, we also routinely design and develop high performance analog and mixed-signal functions for use in our non-volatile memory products. As a result, our design personnel have extensive experience in designing analog blocks, which we believe will enable us to expand our focus to the complementary analog/mixed-signal product market.

          Expertise in High Volume, Low Cost Manufacturing.    The markets for our non-volatile memory products are characterized by high unit volumes sold at competitive prices. To reduce cost, we are developing successive generations of our memory products scaled to smaller process geometries which is intended to result in reduced die sizes and lower cost per unit. We conduct a portion of our sort operations in our Sunnyvale, California headquarters and take other steps to maintain and improve the quality of our products. These efforts have improved the yield on our products. We use third party contractors for a majority of our manufacturing, packaging, testing and shipping activities in order to control our costs and to be able to respond quickly to customer requests.

          Long-Term, Established Foundry Relationships.    We have worked with our primary foundry supplier located in Japan for more than 20 years. This long standing foundry relationship has enabled us to optimize our designs for its high volume and high yield processes. To reduce our reliance on a single wafer foundry, we also developed our processes so that different fabrication facilities could replicate them. In 2000, we also began volume shipments of our products from a United States based foundry, which currently produces most of our analog/mixed-signal products and can act as a second fabrication facility for some of our non-volatile memory products. We also regularly evaluate other foundries that may support the production of a broad range of high performance analog/mixed-signal products for us.

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

          Systems Focused Analog/Mixed-signal Product Line.    We have concentrated our analog/mixed-signal product development and systems understanding on specific applications such as white light emitting diodes, or LED, backlight drivers for liquid crystal display, or LCD, screens and modules; multi-colored LCD applications such as automotive and aircraft interior lighting and instrumentation clusters; and on the portable power management functions that complement the LED driver applications. We believe that this focus enables us to achieve the necessary systems insight more rapidly in order to gain the confidence of, and secure the business of, major OEMs.

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

          Strong Customer Base.    We are one of the largest suppliers of EEPROM in the world and we have relationships with many customers including large OEMs through direct sales, distributors and resellers. During fiscal 2005, we served more than 4,000 customers. Through our collaborations with OEM customers in an interactive product design and development process, we have established durable relationships, solidified our customer base and defined the next generation of our products. Consequently, we believe that we are well positioned to continue to sell our existing and future analog/mixed-signal products to these customers, which could use many of these products in conjunction with our memory products.

Our Strategy

        We intend to continue to provide our customers with a reliable source of industry standard non-volatile memory products. We also intend to further improve our non-volatile memory products and become a systems knowledgeable partner to our customers by providing a broad range of standard and custom analog/mixed-signal products. Our strategy includes the following:

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

          Broaden Standard Analog/Mixed-signal Product Offerings.    We have developed a range of industry standard analog/mixed-signal products that serve high volume markets. Leveraging our large OEM customer base and efficient, low cost manufacturing process, we intend to become a reliable, high volume, cost effective supplier of standard analog/mixed-signal products to existing and new OEM customers. We intend to continue to introduce additional industry standard analog/mixed-signal products to increase net revenues, address new applications and increase our portfolio of analog building blocks for internal reuse in other products, such as application specific analog/mixed-signal products. We reuse proven design blocks, which enables us to reduce the design and manufacturing risks associated with new products and assists us in reducing development times and in achieving higher reliability and manufacturing yields.

          Expand Proprietary Analog/Mixed-signal Product Offerings.    We have introduced a range of proprietary analog/mixed-signal products, which often integrate analog elements with reprogrammable non-volatile memory, such as digital potentiometer products, or DPPs, and processor supervisors. We intend to continue to introduce additional embedded memory products and to leverage our non-volatile memory and analog design expertise. We intend to continue to have these products built for us by our foundry suppliers using our proprietary process technology, which supports both analog and non-volatile memory elements in a single manufacturing process technology. Some of our non-volatile memory customers, who include industry leading OEMs, are also beginning to purchase our standard analog products. We are now working with selected customers to develop more highly integrated, high value added products customized for specific applications. We are targeting selected applications in large segments, such as solid state illumination, which is lighting for displays, consumer electronic devices, automotive and other purposes.

        We intend to implement our strategies by:

  •
  leveraging our design portfolio and ongoing research and development activities;

  •
  expanding engineering resources in low cost areas, such as our Bucharest, Romania engineering center;

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

Products

        We use our expertise in non-volatile memory to develop a broad range of EEPROM products and selected flash memory products. In addition, we are expanding our focus to include analog/mixed-signal products.

  Parallel and Serial EEPROM

        We offer a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the inter-integrated circuit, or I2C, bus interface of Philips Electronics, the microwire interface protocol of National Semiconductor and the serial peripheral interface, or SPI, bus protocol of Motorola. Additionally, we offer four wire bus interface protocol type products, primarily for Japanese customers. We offer products in a wide variety of densities from 1 kilobit, or Kbit, to 256 Kbit, and voltage ranges from 1.8 volts to 6.0 volts. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are digital cameras, cell phones, digital video recorders, compact disc players, cordless phones, laser printers, memory modules for computers, disk drives, remote controls and various automotive applications.

        We offer both standard 5.0 volt and 3.3 volt parallel EEPROM, the latter of which meets most battery operated application requirements. We offer products with a broad range of densities, such as 16 Kbit to 512 Kbit. Parallel EEPROM provides faster transfer rates than serial EEPROM, which transfers data through a single port. Because of the higher number of drivers and packaging, parallel EEPROM is larger and more costly to manufacture than serial EEPROM and, accordingly, is used primarily in high performance applications. Parallel EEPROM is primarily used in applications such as point of sale terminals, industrial controllers, local area network adapters and telecommunication switches.

  Flash Memory

        We currently offer flash memory in a small number of densities. We offer Intel licensed flash memory devices in densities ranging from 512 Kbit to 2 megabit, or Mb. This family includes Intel licensed boot block and bulk erase technologies available in 1 Mb and 2 Mb densities.

  Analog and Mixed-Signal

        Although we have not received a substantial portion of our net revenues to date from analog/mixed-signal products, we have undertaken a number of development programs and we have begun to release standard and ASSP analog/mixed-signal products to the market. We believe that there is a substantial market opportunity for analog/mixed-signal products and have begun to leverage our design, development and sales skills to accomplish these objectives. Because applications for non-volatile memory incorporate microcontrollers or microprocessors, we have been developing products which would interface with the controllers in various applications such as power management, systems supervision and interface support.

        Supervisory Products with EEPROM.    We have introduced a family of microcontroller supervisory products, which combine serial EEPROM with the reset and watchdog functions required by many microcontrollers to ensure safe sustained operation and allow systems to recover more efficiently from power disruptions. These products integrate two functions in the same semiconductor to provide savings in printed circuit board space and component costs. Our initial products are designed for use by the automotive industry and for power metering functions. Currently, we offer 2 Kbit, 16 Kbit, 32 Kbit and 64 Kbit of EEPROM with embedded supervisory functions based on floating gate EEPROM technology.

        Supervisory Products without Memory.    We have also introduced a family of multi-industry supervisory products without EEPROM memory which replaces traditional bandgap technology, allows very low standby power and provides electronic system designers with the ability to program the critical threshold voltage after packaging, which reduces our inventory costs while providing higher precision to the OEM customer more cost effectively.

        Digitally Programmable Potentiometers (DPP™).    We have introduced a number of solid-state DPP products, which replace mechanical potentiometers used to fine tune and trim electronic circuitry in a variety of applications. DPP products are built using the same processes as our EEPROM products. Our DPP products have been included in interactive game consoles, digital cameras and optical transceivers.

        White LED Drivers.    We have introduced several products intended to manage the white LEDs used as backlights in multi-colored LCD screens in cell phones, digital cameras, MP3 music players, personal digital assistants, industrial instrumentation, automotive instrument clusters and home appliances. Color displays require more specialized LED drivers than monochrome displays. Our products tightly regulate the current to the LEDs to ensure the uniform brightness and color purity necessary for the clarity in viewing the color displays.

        DC to DC Converters.    Converting one direct current voltage to another within an electronic system is a common requirement, particularly in battery powered applications where the power available from the batteries will decline over time and use. Our designs allow smooth regulated operation of a system throughout the battery life. Our first generation of DC to DC converters are pin compatible with industry standard circuits.

        I2C Interface Input/Output Expanders.    As consumers demand ever greater functionality in consumer electronics products, such as cell phones, the input/output demands of those applications often cannot be economically incorporated into microcontrollers. Our Input/Output Expanders support adding eight or 16 input/output ports to those of the microcontroller to use less circuit board space. We also make LED dimmers, which offload control of LED lighting from the microcontroller. These dimmers control up to 16 LEDs with 256 dimming steps.

        All of the products described above are available in environmentally friendly packages, generally referred to as "green" packages.

Sales and Marketing

        The majority of our customers order our products through our manufacturers' representatives, distributors and resellers. These manufacturers' representatives, distributors and resellers also create demand for our products, generally focusing on OEM customers who are not directly served by our internal sales managers. For example, our distributors sell to OEM customers or those OEMs' contract manufacturers.

        In addition to our sales and marketing organization located in our Sunnyvale, California headquarters facility, we have sales operations in East Dundee, Illinois, Shanghai and Shenzhen, China, Oxford, United Kingdom, Yokohama, Japan, Seoul, South Korea and Taipei, Taiwan. Our sales offices support OEMs and manufacturers' representatives, distributors and resellers. In addition, our Japanese operation works closely with our Japanese foundry partner, OEM customers and their contract manufacturers, as well as our Japanese manufacturers' representatives, distributors and resellers.

        Currently, we have four distributors and three resellers in North America and a network of 11 distributors and 24 resellers throughout Asia, Europe and Africa to support our international business. These firms work with our regional sales managers in developing new opportunities, providing technical support and other value-added services.

        We often seek to develop strategic relationships with major OEMs and other customers by providing a high level of customer support and rapid problem solving. Our product knowledge includes a broad range of non-volatile memory and analog and mixed-signal technology compatible with the common industry standards. We also seek to work closely with our customers to provide solutions to address an individual customer's needs.

        Our marketing activities consist of several key components:

  •
  targeted print advertising in local languages for trade, technical and business publications;

  •
  online advertising on our website;

  •
  participation in seminars and tradeshows;

  •
  direct mailings to both prospective and existing customers;

  •
  cooperative marketing with non-competitive suppliers of complementary technology such as ambient light sensors;

  •
  developing with our distributors product evaluation boards that include two or more of the distributor's non-competitive manufacturers thus allowing the distributor's own sales force to promote more than one supplier at a time;

  •
  publishing application notes and journal articles to support the design-in of analog/mixed-signal products;

  •
  development of dedicated demonstration and evaluation boards to assist customer designers in evaluating our products in their systems; and

  •
  conducting on-site customer engineering training seminars in analog/mixed-signal applications.

Research and Development

        We have made and expect to continue to make substantial investments in research and development and to participate in the development of new and existing industry standards. As of April 30, 2005, our research and development staff consisted of engineers working in Sunnyvale, California and Bucharest, Romania.

        Our memory engineering group develops non-volatile memory products. Our analog/mixed-signal development group develops products with logic as well as analog circuitry contents. We also routinely design and develop high performance analog and mixed-signal functions using EEPROM technology. Our technology development group develops advanced processes in cooperation with our foundries and also supports the design engineers with device modeling and characterization. Our computer aided design engineering group supports the design tools used by our design and layout engineers and converts the design data into mask shop usable format. Our test engineering group develops test programs for validating the electrical performance of our products in wafer and packaged form.

Intellectual Property

        We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. As of April 30, 2005, we owned 20 U.S. patents and have ten pending applications for additional U.S. patents. The expiration dates of our patents range from January 2008 to September 2021. As a result of the rapid changes in technology, the lives of these patents will likely last longer than the economic lives of the technologies they cover. We also have a number of trademarks. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. We also protect our numerous original mask sets under the copyright laws.

        We also own a substantial body of proprietary techniques and trade secrets. We seek to protect our trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not offer protection of our proprietary rights to the same extent as the laws of the United States, which is an increasing concern as most of our production is located in foreign countries.

        We may become involved in patent or other intellectual property disputes or actions. From time to time, we receive letters alleging patent infringement or inviting us to take a license to other parties' patents. We evaluate these letters on a case by case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license or reject the other party's demands. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

Manufacturing

        We have established close relationships with our foundry suppliers for our wafer fabrication in an effort to ensure stability in our supply of products and focus our internal efforts on product design and sales. Our designs are manufactured utilizing processes developed jointly by us and our foundry partners. Our Japanese foundry supplier currently manufactures a majority of our high volume production. Our domestic foundry supplier currently manufactures most of our analog/mixed-signal products as well as some of our EEPROM products. We endeavor to develop our processes in a manner that permits the portability of our manufacturing processes. We currently purchase wafer supplies on a purchase order basis. We also have a die bank of wafers in order to be able to respond to customer orders quickly and to attempt to manage our exposure to changes in manufacturing capacity and wafer costs.

        We have wafer sorting operations at our headquarters facility in Sunnyvale to control quality and improve yields and we also utilize a subcontractor in Japan for this purpose. We perform circuit assembly and testing primarily through our subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual die, which are then assembled into packages. The packaged devices are further tested and inspected pursuant to our quality assurance program prior to shipment to our customers. The majority of our assembly and test services are provided by subcontractors located in Thailand and in the Philippines. We also subcontract certain production planning, test engineering, inventory management, shipping and tape and reel activities to a subcontractor in Thailand.

Competition

        The semiconductor industry is highly competitive and has been characterized by price competition, manufacturing capacity constraints and product availability constraints. We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources.

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

        We also manufacture low density flash memory products, which represent a small subsegment of the flash memory market. This subsegment has been characterized by reduced demand for low density memory, which has resulted in lower product availability and higher cost, due to the shift by most customers to the larger flash memory sizes that we do not offer. Our key competitors for low density or similar flash memory products include Silicon Storage Technology and Integrated Silicon Solution.

        We currently compete in the analog/mixed-signal product market on the basis of product performance, product availability, price and customer support. The analog and mixed-signal industry is highly fragmented with competition varying with the applicable segment and subsegments, including: Fairchild Semiconductor, Intersil, Linear Technology, Maxim Integrated Products, National Semiconductor and Texas Instruments.

Employees

        As of April 30, 2005, we had a total of 139 full-time employees worldwide. Our future success will depend on our ability to attract, train, retain and motivate highly qualified employees. Our employees are not represented by any collective bargaining organization or labor unions. We have never experienced any work stoppage and believe that our employee relations are favorable.

Financial Information About Geographic Areas

        For information about revenue and long-lived assets by geography, see "Note 8—Segment Reporting" in Part II, Item 8 of this Annual Report on Form 10-K.

Executive Officers

        Set forth below is certain information as of April 30, 2005, regarding each of our executive officers:

Name	Age	Principal Occupation
Gelu Voicu	55	President, Chief Executive Officer and Director
Thomas E. Gay III	56	Vice President of Finance and Administration and Chief Financial Officer
Sorin Georgescu	53	Vice President of Technology Development
Irvin W. Kovalik	67	Vice President of Sales
George Smarandoiu	58	Vice President of Product Design
Barry H. Wiley	68	Vice President of Corporate Marketing

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

        Dr. Smarandoiu has served as our vice president of design since October 2002. From 1992 to 2002, he served in a variety of roles at Atmel Corporation, a semiconductor company, most recently as director of mixed-mode product development. Dr. Smarandoiu holds a Master of Engineering and Doctor of Engineering from the University of California, Berkeley.

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

Item 2.    Properties

        Our principal administrative, sales, marketing, research & development and sort facility is located in a building of approximately 42,500 square feet in Sunnyvale, California. The facility is leased through July 2006 with an option to renew. We purchased our research and development facility in Bucharest, Romania, consisting of 25,800 square feet, in August 2004. We lease sales office space in East Dundee, Illinois, Shanghai and Shenzhen, China, Yokohama, Japan, Seoul, South Korea and Taipei, Taiwan. We believe that our existing facilities are adequate to meet our current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

        We are not party to any legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2005.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

        Our common stock is quoted on the Nasdaq National Market under the symbol "CATS." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	Price Range
	High	Low
Fiscal year ended April 30, 2004
First Quarter	$6.50	$2.51
Second Quarter	7.99	4.60
Third Quarter	8.98	6.30
Fourth Quarter	9.75	7.08
Fiscal year ended April 30, 2005
First Quarter	$8.40	$5.40
Second Quarter	6.20	4.30
Third Quarter	6.42	5.06
Fourth Quarter	5.44	4.13

        As of April 30, 2005, there were approximately 156 holders of record of our common stock, excluding those persons holding shares in street or nominee name. The actual number of our stockholders is greater than this number of holders of record.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock or other securities. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Our Stock

        The following table sets forth certain information regarding purchases by us of shares of our common stock during the fourth quarter of fiscal 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2005 - March 6, 2005	158,175	$5.09	158,175	842,325
March 7, 2005 - April 3, 2005	319,600	4.93	319,600	522,725
April 4, 2005 - May 1, 2005	468,001	4.63	468,001	54,724

Total	945,776	$4.81	945,776

(1)
In September 2001, our board of directors authorized a program for the open market purchase of up to an aggregate 1.5 million shares of our common stock. Under the program, as amended, we were authorized to purchase up to an aggregate of 3,500,000 shares, which included the most recent authorization in February 2005 for an additional 500,000 shares. As of July 15, 2005, we have purchased the maximum number of shares authorized under the program. See the section entitled "Common Stock Repurchase Plan" in Item 7 of this annual report for further information on this program.

Item 6.    Selected Consolidated Financial Data

        The selected consolidated financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in this report. Historical results are not necessarily indicative of results to be expected in the future.

	Years Ended April 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$62,320	$63,538	$48,221	$42,791	$98,015
Cost of revenues	35,852	37,375	28,396	27,158	50,863

Gross profit	26,468	26,163	19,825	15,633	47,152
Research and development	7,910	7,130	5,223	4,380	4,543
Selling, general and administrative	13,696	11,453	10,020	10,652	13,490

Income from operations	4,862	7,580	4,582	601	29,119
Interest income and other, net	732	379	382	663	793

Income before income taxes	5,594	7,959	4,964	1,264	29,912
Income tax provision (benefit)	1,773	(1,408)	(1,354)	494	2,560

Net income(1)	$3,821	$9,367	$6,318	$770	$27,352

Net income per share:
Basic	$0.22	$0.57	$0.38	$0.04	$1.63

Diluted	$0.20	$0.48	$0.34	$0.04	$1.36

Weighted average common shares:
Basic	17,507	16,567	16,721	17,829	16,744

Diluted	19,485	19,411	18,339	20,439	20,169

(1)
In fiscal 2004 and fiscal 2003, our net income was favorably impacted by $4.7 million and $1.9 million, respectively, due to the reversals of our tax valuation allowance which is now zero.

	April 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,793	$33,809	$27,906	$26,295	$30,534
Total working capital	48,084	46,338	39,017	36,180	38,516
Total assets	70,061	66,865	50,588	47,924	53,178
Total current liabilities	12,193	12,877	8,235	9,296	12,073
Total long-term liabilities and capital lease obligations	—	—	—	3,262	1,992
Stockholders' equity	57,868	53,988	42,353	35,366	39,113

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE

        The following discussion should be read together with the consolidated financial statements and notes thereto included in this annual report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. These forward-looking statements contained herein are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See the risks and uncertainties identified in "Certain Risks that May Affect Our Future Results" below and in the documents filed by us from time to time with the Securities and Exchange Commission. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

        We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We generally target high volume markets for our cost effective, high quality products. We have been a committed long-term supplier of memory products including through periods of tight manufacturing capacity and cyclical market downturns.

        The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power. Although our average selling prices of our non-volatile memory products have declined over time, prices are sensitive to conditions in our OEM customers' target markets. For example, in fiscal 2005, we experienced a downward trend in average selling prices and unit volumes for our non-volatile memory products due to weakening market demand. In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

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

        Sales of our analog/mixed-signal products continue to trend upwards, reaching 4.7% of net revenues in fiscal 2005 as compared to 2.1% of net revenues in fiscal 2004. We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

        Our business is less capital intensive than traditional semiconductor companies since we outsource to third parties the manufacturing, assembling and most of the testing of our products. We strive to maintain long-term relationships with our suppliers to ensure stability in our supply of products at a competitive cost. In addition, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for selected products.

        We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Indirect sales were a majority of our total sales in fiscal 2004 and fiscal 2005. Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during fiscal 2005 consisted of more than 4,000 customers. We have approximately 45 distributors and resellers.

        In fiscal 2005, no one party accounted for ten percent or more of our net revenues.

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

        Our net revenues in fiscal 2005 benefited by approximately $1.0 million from the termination of price adjustment and stock rotation rights of certain small regional resellers who had not historically used those rights resulting in recognition of revenue and gross margin for the inventories held by such resellers.

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

Critical Accounting Policies and Estimates

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

        We sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. We recognize revenues upon delivery to OEM customers and resellers who have no, or limited, product return rights and no price protection rights. We deem that delivery occurs when legal title and the risk of loss transfers to the customer. Delivery is generally defined by the customers' shipping terms, as stated in the related purchase order. If the customers' purchase orders do not define the shipping terms, the shipping terms will be Ex-Works as defined in our invoice. We record an estimated allowance for returns from OEM customers and resellers, based on a percentage of our revenues. This estimate is based on historical averages.

        We sell to some of our distributors under agreements which provide for product return and price protection rights. These agreements generally permit the distributor to return up to 10% by value of the total products that the distributor has purchased from us in specified six-month periods. We defer recognition of revenues until such time as the distributor resells the product to their end customer, at which time the sales price becomes fixed. On a monthly basis, we receive point of sales and ending inventory information from each distributor. Using this information, we determine the amount of revenues to recognize. For distributors who have product return rights, we also record an inventory reserve to address the cost of products we anticipate that we will not be able to resell after their return by the distributors. For distributors who have price protection rights, distributors may take the associated credits immediately and in general, we process the credits one or two months after the credit is taken by the distributor. We record a reserve to cover the estimated liability of those unprocessed credits. We re-evaluate our revenue recognition policies periodically and no less often than annually.

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

        We reduce the value of our inventory by analyzing on-hand quantities and open purchase orders which are in excess of demand equal to the cost of inventory that exceeds expected demand for approximately the next 12 to 15 months. We make judgments in establishing these reserves and do not establish reserves if we believe we can sell the excess inventory. If market conditions are less favorable than those we estimate, we may be required to write down inventory. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional write downs to cover the even lower estimated sales price. Once written down, we establish a new cost basis and accordingly we do not reverse inventory provisions until the associated inventory has been sold or physically scrapped.

  Allowance for Doubtful Accounts

        We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $10.0 million, net of allowance for doubtful accounts of $138,000, as of April 30, 2005.

  Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included on our balance sheet on a net basis. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we establish a valuation allowance or increase this allowance in a period, we will include an additional tax provision in the statement of income.

        We reassess and may adjust the estimated tax rate quarterly. We apply the current tax rate to our year-to-date income and our tax provision and related accrual is adjusted accordingly. Our effective income tax rate was 31.7% for fiscal 2005.

        We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of April 30, 2005, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $8.3 million and our valuation allowance was zero.

        We have concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our history of income before taxes.

Results of Operations

        The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Years Ended April 30,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	57.5	58.8	58.9

Gross profit	42.5	41.2	41.1
Operating expenses:
Research and development	12.7	11.2	10.8
Selling, general and administrative	22.0	18.0	20.8

Income from operations	7.8	12.0	9.5
Interest income and other, net	1.2	0.5	0.8

Income before income taxes	9.0	12.5	10.3
Income tax provision (benefit)	2.9	(2.2)	(2.8)

Net income	6.1%	14.7%	13.1%

        The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Years Ended April 30,
	2005		2004		2003
EEPROM	$53,397	85.7%	$56,239	88.5%	$41,690	86.5%
Flash	5,983	9.6	5,988	9.4	5,786	12.0
Analog/mixed-signal	2,940	4.7	1,311	2.1	745	1.5

Net revenues	$62,320	100.0%	$63,538	100.0%	$48,221	100.0%

  Comparison of the Fiscal Years Ended April 30, 2005 and 2004

        Net Revenues.    Our net revenues decreased $1.2 million, or 1.9%, to $62.3 million for fiscal 2005 from $63.5 million for fiscal 2004. The decrease in net revenues was primarily due to a decrease in EEPROM unit volume, resulting in a decline of net revenues from our EEPROM products of $2.8 million. This decrease was partially offset by an increase in net revenues from our analog/mixed-signal products of $1.6 million, or 124% to $2.9 million for fiscal 2005 from $1.3 million for fiscal 2004, which resulted from the introduction of new products and increased sales to our existing OEM customer base. Net revenues from our flash memory products remained constant at $6.0 million for both fiscal 2005 and fiscal 2004.

        Net revenues in fiscal 2005 benefited by approximately $1.0 million from the termination of price adjustment and stock rotation rights of certain small regional resellers who had not historically used those rights resulting in recognition of revenue and gross margin for the inventories held by such resellers.

        Sales to customers outside the United States represented approximately 88% of net revenues in both fiscal 2005 and fiscal 2004.

        Gross Profit.    Gross profit increased $305,000, or 1.2%, to $26.5 million for fiscal 2005 from $26.2 million for fiscal 2004. Gross margin, which equals gross profit divided by net revenues, was 42.5% for fiscal 2005 and 41.2% for fiscal 2004. The $305,000 improvement in gross profit in fiscal

2005 from fiscal 2004 was primarily due to a decline in inventory costs and a reduction in our cost of revenues as a result of a $1.4 million royalty expense we recognized in fiscal 2004 in connection with the settlement of disputed royalty obligations with Philips Corporation. We also benefited from higher average selling prices for our flash and analog/mixed signal products in fiscal 2005. These benefits to our gross profit in fiscal 2005 were partially offset by the unfavorable impact of movements in our inventory reserves in fiscal 2005 as compared to fiscal 2004. The benefit from sales of previously reserved inventory was $1.0 million for fiscal 2005 and $2.0 million for fiscal 2004, and provisions for excess and obsolete inventory were $1.1 million for fiscal 2005 and $853,000 for fiscal 2004. The net impact of these inventory provisions was a decrease in gross profit of $83,000 in fiscal 2005 as compared to an increase in gross profit of $1.1 million in fiscal 2004.

        Research and Development.    Research and development expense increased $780,000, or 10.9%, to $7.9 million for fiscal 2005 from $7.1 million for fiscal 2004. As a percentage of net revenues, research and development expense was 12.7% in fiscal 2005 and 11.2% in fiscal 2004. The increase in research and development expense in fiscal 2005 was primarily attributable to a $435,000 increase in purchases of developmental mask sets and wafer fabrication related to product development and to a $383,000 increase in personnel-related expenses, primarily as a result of an increase in headcount to support our product development efforts. These increases were partially offset by a reduction in professional services and depreciation expenses.

        Selling, General and Administrative.    Selling, general and administrative expense increased $2.2 million, or 19.6%, to $13.7 million for fiscal 2005 from $11.5 million for fiscal 2004. As a percentage of net revenues, selling, general and administrative expense was 22.0% in fiscal 2005 and 18.0% in fiscal 2004. These increases were primarily attributable to a $1.5 million increase in fees paid primarily to consultants and accountants related to compliance with the Sarbanes-Oxley Act of 2002 and a $519,000 increase in sales and marketing personnel-related expenses.

        Interest Income and Other, net.    We earned interest income and other, net, of $732,000 in fiscal 2005 as compared to interest income and other, net, of $379,000 in fiscal 2004. Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 1.8% in fiscal 2005 and approximately 1.2% in fiscal 2004. The change was due to higher average interest rates experienced in fiscal 2005 compared to fiscal 2004.

        Income Tax Provision (Benefit).    The effective income tax rate was a provision of 31.7% in fiscal 2005, as compared to a benefit of 17.7% in fiscal 2004. The difference between our fiscal 2005 and fiscal 2004 effective tax rates was primarily attributable to the reversal of our valuation allowance recorded against our net deferred tax asset in fiscal 2004.

  Comparison of the Fiscal Year Ended April 30, 2004 and 2003

        Net Revenues.    Our net revenues increased $15.3 million, or 31.8%, to $63.5 million for fiscal 2004 from $48.2 million for fiscal 2003. The increase in net revenues was primarily due to the increased sales volume and shift in product mix of our EEPROM product line, for which net revenues increased $14.5 million, primarily from the growth in our inter-integrated circuit, or I2C, product line. Our flash product revenues continued to decline as a percentage of net revenues but increased slightly in absolute dollars in fiscal 2004 as a result of increased average selling prices and increased sales volume, especially in the last quarter of fiscal 2004 as we began selling to new OEM customers in Europe. Our analog/mixed-signal product revenues increased as we introduced more products to market and established product traction with our existing OEM customer base.

        Sales to customers outside the United States represented approximately 88% of net revenues in fiscal 2004 as compared to 80% of net revenues in fiscal 2003.

        Gross Profit.    Gross profit increased $6.3 million, or 32.0%, to $26.2 million for fiscal 2004 from $19.8 million for fiscal 2003. Gross margin, the result of gross profit divided by net revenues, was 41.2% for fiscal 2004 and 41.1% for fiscal 2003. The $6.3 million improvement in gross profit in fiscal 2004 was primarily due to higher sales volume, lower average costs and greater benefit from net movements in inventory reserves. This improvement was offset by lower average selling prices and a $1.4 million charge relating to a one-time payment we made to the Philips Corporation in settlement of disputed royalty obligations under a license agreement. In fiscal 2004 and fiscal 2003, charges to inventory reserves were $853,000 and $2.7 million, respectively. The sales of previously reserved inventory reduced cost of revenues by $2.0 million for fiscal 2004 and $3.1 million for fiscal 2003. The net impact of movements in inventory reserves was an improvement in gross profit of $1.1 million in fiscal 2004 and of $495,000 in fiscal 2003.

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

Liquidity and Capital Resources

        At April 30, 2005, we had cash, cash equivalents and short-term investments of $33.8 million. Our historical sources of cash and capital expenditures have come from our operating activities. In the first quarter of fiscal 2005, we completed a secondary offering of 1,450,000 common shares that raised net proceeds of $8.0 million. During fiscal 2005, we also repurchased 1,901,176 shares for approximately $9.6 million. We invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year. They are highly liquid and can be converted to cash at any time.

  Net Cash from Operating Activities

        In fiscal 2005, we had operating cash flows of $4.9 million, which resulted from net income of $3.8 million, adjusted for non-cash charges including depreciation and amortization of $1.6 million and by additions to inventory reserves of $1.1 million, a reduction in gross accounts receivable of $2.6 million, an increase in accounts payable of $1.1 million primarily due to the timing and amount of inventory purchases and an increase in accrued expenses and accrued expenses of $463,000 related primarily to the tax provision. These increases were partially offset by a reduction of gross inventories of $4.6 million, a decrease of $2.2 million for deferred gross profit on distributor sales due to decreased distributor inventories and releases of inventory reserves of $1.0 million resulting from shipments of previously reserved inventory.

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

  Net Cash from Investing Activities

        In fiscal 2005, cash used by investing activities was $10.4 million. During fiscal 2005, our short-term investments increased by $6.3 million as we transferred those funds from cash and cash equivalents. We also used $4.1 million primarily for the purchase of our new building for our R&D operation in Romania and for continuing investments in our new enterprise resource planning and supply chain management systems.

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

  Net Cash from Financing Activities

        In fiscal 2005, cash used by financing activities was $724,000, consisting of $9.6 million for the repurchase of an aggregate of 1,901,176 shares of common stock on the open market, at an average price per share of $5.02 partially offset by $8.0 million in net proceeds from our public offering of 1,450,000 shares of common stock in July 2004 and $843,000 in proceeds from the sale of common stock through the exercise of stock options by employees.

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

  Common Stock Repurchase Plan

        In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. Under the program, as amended, we were authorized to purchase up to an aggregate of 3,500,000 shares, which included the most recent authorization in February 2005 for an additional 500,000 shares. As of July 15, 2005, we have purchased the maximum number of shares authorized under the program. The purpose of this share repurchase program was to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock. The following table summarizes the activity of the open market repurchase program through April 30, 2005 and does not include our repurchases of shares from Elex N.V.:

	Years Ended April 30,
	Total	2005	2004	2003
Shares repurchased in open market	3,445,276	1,901,176	74,000	1,276,400
Total cost of shares	$13,421,000	$9,553,000	$216,000	$3,235,000
Average cost per share	$3.90	$5.02	$2.92	$2.53

  Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations as of April 30, 2005 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Years Ended April 30,
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Contractual cash obligations
Operating leases(1)	$659	$516	$143	$—	$—
Wafer purchases	3,515	3,515	—	—	—
Other purchase commitments	367	367	—	—	—

Total contractual cash obligations	$4,541	$4,398	$143	$—	$—

(1)
Our primary facility lease is our business office in Sunnyvale, California. This lease expires in 2006 and allows us to exercise an option to extend the term by an additional five years.

  Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of April 30, 2005, we are not involved in any SPE transactions.

  Future Liquidity

        We believe that our current cash, cash equivalents and available-for-sale securities will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months. We have no current plans, nor are we currently negotiating, to obtain additional financing. Our long-term plan is to finance our core business operations with cash we generate from operations. However, from time to time we may raise additional capital through a variety of sources, including the public equity market, private financings, collaborative arrangements and debt. The additional capital we raise could be used for working capital purposes, to fund our research and development activities or our capital expenditures or to acquire complementary businesses or technologies. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution. Those securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully support our business requirements.

Effects of Transactions with Related Parties

  Elex N.V.

        During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated by X-FAB, a wholly owned subsidiary of Elex N.V., a Belgian holding company, that owned 728,700 shares, or 4.4% of our outstanding shares, as of April 30, 2005. Mr. Roland Duchâtelet, the chairman and chief executive officer of Elex N.V., serves as a member of our board of directors. The wafers provided by X-FAB include wafers for our analog/mixed-signal products and EEPROM products. We believe that the cost of the wafers we purchase from X-FAB is no greater than comparable materials available from alternative foundries. We periodically negotiate the prices of wafers purchased from X-FAB with X-FAB management and compare those prices to quotes we obtain from other prospective foundries and pricing surveys published by various industry trade organizations. We purchased $2.4 million, $3.7 million and $1.4 million of wafers from X-FAB in fiscal 2005, 2004 and 2003, respectively. As of April 30, 2005 and 2004, the total amount we owed to X-FAB was $314,000 and $137,000, respectively. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB.

        On April 22, 2004, we purchased 600,000 shares of our common stock from Elex N.V. for $6.77 per share and an aggregate of $4.1 million.

  LXI Corporation

        We had an informal arrangement from 1995 through January 2003 to obtain engineering services from LXI Corporation, a California corporation, or Lxi, a provider of engineering services through Essex com SRL, or Essex, Lxi's wholly owned subsidiary in Romania. The number of full time engineers we used was dependent upon the scope and number of research and development projects in process at a given time. These services related to our key development projects including development, design, layout and test program development services. We believe that we received these engineering services from Lxi on terms and at rates that were at least as favorable, if not more favorable, than we could obtain from unaffiliated third parties. Two of our officers, Gelu Voicu and Thomas E. Gay III, owned approximately 3% and 1%, respectively, of Lxi until February 2003. Mr. Gay, who had served as a director of Lxi, resigned from that position in January 2003. Mr. Voicu and Mr. Gay received no payments from Lxi during fiscal 2005, fiscal 2004 and fiscal 2003 other than $40,000 and $12,000, respectively, from the repurchase of their shares at net book value by Lxi in February 2003. Additionally, we believe that our former chief executive officer, Radu Vanco, continues to own a majority of the outstanding shares of Lxi. In January 2003, we formed a wholly owned subsidiary in

Romania to perform these engineering design services on our behalf and discontinued our use of the engineering services of Lxi.

  Allan Advisors, Inc.

        One of our former directors, Lionel Allan, has also served as a consultant to us through his consulting company, Allan Advisors, Inc. Under the terms of his consulting agreement, we paid Mr. Allan consulting fees of $8,333 per month throughout fiscal 2003. In April 2003, we terminated the agreement and paid the $29,000 balance due as required by the agreement. Mr. Allan no longer provides consulting services to us and we have no continuing obligations to Mr. Allan under the terminated agreement.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, "Inventory Costs," or SFAS No. 151, an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between United States and international accounting standards. SFAS No. 151 eliminates the "so abnormal" criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on "normal capacity." SFAS No. 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or consolidated financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principals Board, or APB, Opinion No. 25, or APB 25, to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

        The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 1). Although the pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123R. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. This statement will be effective for our fiscal quarter ending July 31, 2006.

        On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin ("SAB") No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)'s implementation challenges and enhance the information that investors receive.

Factors Affecting Future Operating Results

        The following lists some, but not all, of the risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations. The risks and uncertainties set out below are not the only risks and uncertainties we face.

Risks related to our Business

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

  •
  volatility in supply and demand affecting semiconductor prices generally, such as an increase in the supply of competitive products and a significant decline in average selling prices;

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
  fluctuations in manufacturing yields;

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

        Analog/mixed-signal products accounted for 4.7% of net revenues for fiscal 2005, 2.1% of net revenues for fiscal 2004 and 1.5% of net revenues for fiscal 2003. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products. Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products. Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. If we are unable to realize more revenues from these products, our total revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

        It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products. For example, we recorded inventory write-down charges of $5.0 million in fiscal 2001, which were partially offset by a benefit of $2.3 million relating to products that were written off in prior years and sold during fiscal 2001. In subsequent years, we recorded additional inventory write-down charges of substantially smaller magnitude, which were likewise offset by the benefit relating to products that were written off in prior years. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

  We depend on a small number of suppliers for the supply of wafers and we may be unable to meet customer demand due to our inability to obtain wafers.

        We do not manufacture or process the semiconductor wafers used for our products. In 1985, we began a relationship with our principal foundry supplier. Since 1987, that foundry has supplied wafers to us and has been our principal foundry source. At the end of fiscal 2000, an additional foundry began to provide products to us. We primarily use our principal foundry supplier for fabricating our memory products and our other foundry supplier for fabricating our analog/mixed-signal products. We do not presently have a wafer supply agreement with our foundry suppliers and instead purchase wafers on a purchase order and acceptance basis. Our reliance on these independent foundries involves a number of risks, including:

  •
  inadequate wafer supplies to meet our production needs;

  •
  increased prices charged by these independent foundries;

  •
  reduced control over delivery schedules, manufacturing yields and costs; and

  •
  any other circumstances causing a significant interruption in our supply of semiconductor wafers.

  We may be unable to fulfill all our customers' orders according to the schedule originally requested due to the constraints in our wafer supply and processing time from die bank to finished goods, which could result in reduced revenues or higher expenses.

        Due to the lead time constraints in our wafer supply, foundry activities and other manufacturing processes, from time to time we have been unable to fulfill all our customers' orders on the schedule originally requested. Although we attempt to anticipate pending orders and maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders. Reductions in orders received or cancellation of outstanding orders would result in lower net revenues and reduced operating results, excess inventories and increased inventory reserves. We may also be required to pay substantially higher per wafer prices to replenish our die bank, which could harm our gross margins. If we were requested to pay rush charges to our manufacturing or foundry suppliers to meet a customer's requested delivery date, our expenses may increase and harm our operating results.

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

        Distributors and resellers have accounted for a significant portion of our net revenues in the past. For fiscal 2005 and fiscal 2003, none of our direct or indirect customers represented 10% or more of our net revenues. For fiscal 2004, sales to ALR Company Limited, a reseller in China, represented 11% of our net revenues.

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

  We will be required to expense share-based payments to our employees, and our financial statements will have a significant material adverse charge.

        We will be required to expense stock options and other share-based payments to employees and directors, which will require us to record a significant charge to earnings. On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Our pro forma stock compensation expense was $2.1 million for fiscal 2005. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this charge in the future. If we choose not to issue stock options at the levels we have in the past, we believe we may face a more difficult time in attracting and retaining employees.

  We face risks from failures in our manufacturing processes and the processes of our foundries and vendors.

        The fabrication of semiconductors, particularly EEPROM products, is a highly complex and precise process. Our products are currently manufactured by two outside foundries and a number of other vendors participate in assembly, testing, packaging and other processes. During manufacturing, each wafer is processed to contain numerous EEPROM, flash, analog/mixed-signal devices. We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

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

        We depend on certain vendors for foundry services, materials, test and assembly. We maintain stringent policies regarding qualification of these vendors. However, if these vendors' processes vary in reliability or quality, they could negatively affect our products and our results of operations.

  We have adopted an enterprise resource planning system and plan to soon implement a supply chain management system, which has resulted in and will continue to result in short-term increases in our operating expenses and capital expenditures.

        In August 2004, we began to implement enterprise resource planning ("ERP") and supply chain management ("SCM") systems. The implementation of such systems is a complex and labor-intensive process that requires the investment of a substantial amount of time, money and other resources. We have incurred approximately $872,000 in costs related to the purchase and implementation of these systems, of which $712,000 was capital expenditures. The ERP system became operational in December 2004 and we currently plan to implement the SCM system in the second quarter of fiscal 2006. While these expenditures have thus far resulted in the successful installation and operation of a basic ERP system, we may experience difficulties in implementation of the SCM which could: result in significant and unexpected increases in our operating expenses; complicate and prolong our internal data gathering and analysis processes; require us to restructure or develop our internal processes to adapt to the new system; result in overtime work of our employees and the temporary use of outside resources to resolve any software configuration issues and/or to process transactions manually until issues are resolved; result in the loss of management focus as attention paid to implementation is diverted from other issues; and cause disruption of our operations if the further development of the new systems create new or unexpected difficulties or if these systems do not perform as expected.

  While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This requirement has only recently become effective.

        As a result, we expect to continue to incur related expenses and to devote additional resources to Section 404 compliance. In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

  We cannot be certain that our internal control over financial reporting will be effective or sufficient in the future.

        It may be difficult to design and implement effective internal control over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal control over financial reporting are combined. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems at all. In either case, the effectiveness of our internal control may be impaired. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by increased scale of growth.

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

        For fiscal 2005, sales outside the United States comprised 88% of our net revenues. Additionally, for fiscal 2004 and fiscal 2003, sales outside of the United States accounted for approximately 88% and 80%, respectively, of our net revenues. The increase in percentage of international revenues in fiscal 2005 was primarily attributable to our increased sales in all markets outside the United States while demand in the United States continued to be weak due to the trend towards outsourcing of electronic systems manufacturing, primarily to Asia. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

  •
  greater fluctuations in demand for our products due to the increased sensitivity to pricing changes in certain markets, particularly Asia;

  •
  longer payment cycles;

  •
  fluctuations in exchange rates;

  •
  imposition of government controls;

  •
  difficulties in staffing international operations;

  •
  political, socioeconomic and financial instability, such as the military actions in Afghanistan and Iraq;

  •
  trade restrictions;

  •
  the impact of communicable diseases, such as severe acute respiratory syndrome; and

  •
  changes in regulatory requirements.

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

        In January 2003, we formed a wholly owned subsidiary in Romania to provide engineering services for current products and the development of potential new products. In August 2004, we purchased a building in Bucharest for use by our Romanian engineering group at a cost of $2.1 million. We have no prior experience in establishing or operating engineering services outside of our headquarters in Sunnyvale, California. Our expansion of engineering design operations to remotely situated offices presents a number of substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

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

  Our low-density flash memory products may become obsolete.

        A substantial portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 9.6% of our net revenues in fiscal 2005, 9.4% of our net revenues in fiscal 2004 and 12.0% in fiscal 2003. In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it. Due to these and other factors, we are likely to experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

        We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These types of downturns have occurred numerous times in the past, most recently, in calendar 2001, 2002 and 2005. During such downturns, we experience reduced product demand and production overcapacity which result in competitive pricing pressures leading to accelerated erosion of average selling prices and reduced gross margins. These downturns may occur for extended periods. Accordingly, we may experience substantial period-to-period fluctuations in operating results.

        Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors. We attempt to identify changes in market conditions as soon as possible; however, market dynamics make our prediction of and timely reaction to such events difficult. Our business could be harmed in the future by additional cyclical downturns in the semiconductor industry or by slower growth by any of the markets served by our end customers' products.

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

        We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as serial and parallel EEPROM devices, compete on the basis of price, product availability and customer service. Principal competitors for our EEPROM products currently include Atmel, STMicroelectronics and Microchip Technology. Principal competitors for our low density flash products include Silicon Storage Technology and Integrated Silicon Solution. Principal competitors for our analog/mixed-signal products include Fairchild Semiconductor, Intersil, Linear Technology, Maxim Integrated Products, National Semiconductor and Texas Instruments.

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

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In addition, it is typical for companies in the industry to receive notices from time to time that allege infringement of patents or other intellectual property rights. For example, in April 2001, Xicor, Inc. filed a complaint alleging that some of our DPP products infringed on one of its patents, which complaint we settled in June 2002. We may receive other notices or become a party to other proceedings alleging our infringement of patents or intellectual property rights in the future. If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights. However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable. Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable resolution. In the event of an adverse result in any litigation, we could be required to:

  •
  pay substantial damages;

  •
  pay amounts to indemnify our customers;

  •
  stop the manufacture and sale of the infringing products;

  •
  expend significant resources to develop non-infringing technology;

  •
  discontinue the use of certain processes; or

  •
  obtain licenses to the technology.

        We may be unsuccessful in developing non-infringing products or negotiating licenses with reasonable terms, or at all. These problems might not be resolved in time to avoid harming our results of operations. If any third party makes a successful claim against our customers or us and a license is not made available to us on commercially reasonable terms, our business could be harmed.

  We may be subject to damages resulting from claims that we have wrongfully used the alleged trade secrets of our employees' former employers.

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

  •
  releases or reports by or changes in security analysts' recommendations; and

  •
  developments or disputes concerning patents or proprietary rights or other events.

        For example, during fiscal 2005 and to date in fiscal 2006, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $8.40 to a low of $4.13. If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

        Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by that statute. In addition, our certificate of incorporation and bylaws contain certain other provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions include:

  •
  the classification of our board so that only a portion of our directors are elected each year and each director serves a three year term;

  •
  the elimination of actions by written consent of stockholders; and

  •
  the establishment of an advance notice procedure for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders.

        In 1996, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock. Each right initially entitles stockholders to purchase one one-thousandth of a share of our preferred stock for $18.00. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% of our common stock, unless the rights are redeemed by us for $0.01 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our common stock or the stock of the third party acquirer having a value of twice the right's then-current exercise price.

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

        The following table presents selected unaudited consolidated statements of income data for our eight most recently completed fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report. In our opinion, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read together with our consolidated financial statements and related notes included elsewhere in the report. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period or any fiscal year as a whole.

	Three Months Ended
	Apr. 30, 2005	Jan. 31, 2005	Oct. 31, 2004	July 31, 2004	Apr. 30, 2004	Jan. 31, 2004	Oct. 31, 2003	July 31, 2003
	(Unaudited) (In thousands, except per share data)
Net revenues	$16,325	$13,680	$15,604	$16,711	$16,838	$16,875	$15,978	$13,847
Gross profit	6,185	5,248	6,360	8,675	8,258	7,767	4,991	5,147
Income (loss) from operations	507	(55)	1,036	3,374	3,324	2,847	417	992
Net income(1)	$516	$107	$1,004	$2,194	$5,600	$2,421	$426	$920
Net income per share:
Basic	$0.03	$0.01	$0.06	$0.13	$0.33	$0.15	$0.03	$0.06
Diluted	$0.03	$0.01	$0.05	$0.12	$0.29	$0.12	$0.02	$0.05

(1)
In the quarter ended April 30, 2004, our net income was favorably impacted by $4.7 million due to the reversal of our tax valuation allowance.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management assessed the effectiveness of the company's internal control over financial reporting as of May 1, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Based on this assessment, our management concluded that, as of May 1, 2005, our internal control over financial reporting was effective.

        Management's assessment of the effectiveness of our internal control over financial reporting as of May 1, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended May 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Certain information required by Part III is incorporated by reference from the definitive Proxy Statement regarding our 2005 Annual Meeting of Stockholders and will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.    Directors and Executive Officers of the Registrant

        Certain information regarding our executive officers required by this Item 10 is contained under Item 1, "Executive Officers" and is incorporated herein by reference.

        Other information regarding our executive officers and directors required by this Item 10 is incorporated by reference to the proxy statement for our annual meeting of stockholders scheduled to be held on or about September 23, 2005.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to the proxy statement for our annual meeting of stockholders scheduled to be held on or about September 23, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated by reference to the proxy statement for our annual meeting of stockholders scheduled to be held on or about September 23, 2005.

Item 13.    Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated by reference to the proxy statement for our annual meeting of stockholders scheduled to be held on or about September 23, 2005.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 is incorporated by reference to the proxy statement for our annual meeting of stockholders scheduled to be held on or about September 23, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)(1)    Financial Statements

        See Index to Consolidated Financial Statements on page F-1 hereof.

  (a)(2)    Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts.

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

  (b)    Exhibits

Exhibit No.		Description
3.2	(7)	Restated Certificate of Incorporation of Registrant
3.4	(6)	Bylaws of Registrant

4.1	(12)	Specimen Stock Certificate
4.2	(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996, between Catalyst Semiconductor, Inc. and FirstNational Bank of Boston
4.2.1	(10)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N.A., as rights agent
4.2.2	(10)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N.A., as rights agent
4.2.3	(9)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent
4.2.4	(10)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent
4.2.5	(13)	Amendment No. 5 to Preferred Shares Rights Agreement dated as of April 22, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.2.6	(14)	Amendment No. 6 to Preferred Shares Rights Agreement dated as of June 18, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.6	(11)	2003 Stock Incentive Plan
4.7	(11)	2003 Director Stock Option Plan
4.8	(8)	1998 Special Equity Incentive Plan
10.27	(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.38	(2)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant
10.61	(4)	Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.
10.61.1	(5)	Amended and Restated Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.
10.61.2	(13)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004
10.61.3	(13)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004
10.83	(9)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant
10.84	(10)*	Form of Change of Control Agreement between Registrant and its non-employee directors
10.85	(15)*	Employment Agreement dated May 23, 2003 between Gelu Voicu and Registrant
10.86	(13)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.
10.87	(17)*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant
10.88	(16)	Sale-Purchase Promissory Agreement dated November 6, 2003 between Registrant and S.C. Hathor Impex SRL

10.89	(4)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V.
10.90	(5)	Common Stock Purchase Agreement dated as of September 14,1998 between Registrant and Elex N.V.
21.1		List of Subsidiaries of Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on page 45)
31.1		Certification of Chief Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 1993 (File No. 33-60132), as amended.

(2)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 1996.

(3)
Incorporated by reference to Registrant's Form 8-A filed with the Securities and Exchange Commission on January 22, 1997.

(4)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended May 3, 1998.

(5)
Incorporated by reference to Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended August 2, 1998.

(6)
Incorporated by reference to Registrant's Form 10-Q/A filed with the Securities and Exchange Commission for the quarter ended November 1, 1998.

(7)
Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 18, 1998.

(8)
Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement previously filed with the Securities and Exchange Commission on July 27, 2000.

(9)
Incorporated by reference to Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended October 28, 2001.

(10)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2002.

(11)
Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 24, 2002 (File No. 333-102201).

(12)
Incorporated by reference to Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on April 29, 1993.

(13)
Incorporated by reference to Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116425).

(14)
Incorporated by reference to Registrant's Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on June 22, 2004 (File No. 333-116425).

(15)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended April 27, 2003.

(16)
Incorporated by reference to Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended February 1, 2004.

(17)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended May 2, 2004.

†
Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*
Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on July 15, 2005.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on July 15, 2005.

/s/ GELU VOICU Gelu Voicu	President, Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2005
/s/ THOMAS E. GAY III Thomas E. Gay III	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 15, 2005
/s/ ROLAND M. DUCHÂTELET Roland M. Duchâtelet	Director	July 15, 2005
/s/ GARRETT GARRETTSON Garrett Garrettson	Director	July 15, 2005
/s/ HENRY C. MONTGOMERY Henry C. Montgomery	Chairman of the Board	July 15, 2005
/s/ GLEN G. POSSLEY Glen G. Possley	Director	July 15, 2005

CATALYST SEMICONDUCTOR, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Catalyst Semiconductor, Inc.

        We have completed an integrated audit of Catalyst Semiconductor, Inc.'s May 1, 2005 consolidated financial statements and of its internal control over financial reporting as of May 1, 2005 and audits as of May 2, 2004 and April 27, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiaries at May 1, 2005 and May 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 1, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
July 15, 2005

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2005	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,978	$17,245
Short-term investments	22,815	16,564
Accounts receivable, net	9,966	12,547
Inventories	11,455	6,960
Deferred tax assets	4,188	5,024
Other current assets	875	875

Total current assets	60,277	59,215
Property and equipment, net	5,582	3,334
Deferred tax assets	4,128	4,098
Other assets	74	218

Total assets	$70,061	$66,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,755	$4,879
Accounts payable—related parties	314	137
Accrued expenses	4,245	3,782
Deferred gross profit on shipments to distributors	1,879	4,079

Total current liabilities	12,193	12,877

Commitments and contingencies (Notes 5 and 9)
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 22,135 shares issued and 16,590 shares outstanding at April 30, 2005 and 20,057 shares issued and 16,413 shares outstanding at April 30, 2004	22	20
Additional paid-in-capital	68,872	59,228
Treasury stock, 5,545 shares at April 30, 2005 and 3,644 shares at April 30, 2004	(22,169)	(12,616)
Retained earnings	11,203	7,382
Accumulated other comprehensive loss	(60)	(26)

Total stockholders' equity	57,868	53,988

Total liabilities and stockholders' equity	$70,061	$66,865

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended April 30,
	2005	2004	2003
	(In thousands, except per share data)
Net revenues	$62,320	$63,538	$48,221
Cost of revenues	35,852	37,375	28,396

Gross profit	26,468	26,163	19,825
Operating expenses:
Research and development	7,910	7,130	5,223
Selling, general and administrative	13,696	11,453	10,020

Income from operations	4,862	7,580	4,582
Interest income and other, net	732	379	382

Income before income taxes	5,594	7,959	4,964
Income tax provision (benefit)	1,773	(1,408)	(1,354)

Net income	$3,821	$9,367	$6,318

Net income per share:
Basic	$0.22	$0.57	$0.38

Diluted	$0.20	$0.48	$0.34

Weighted average common shares outstanding:
Basic	17,507	16,567	16,721

Diluted	19,485	19,411	18,339

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock
					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Par Value	Additional Paid-In Capital	Treasury Stock			Total Stockholders' Equity
	(In thousands)
Balance at April 30, 2002	17,001	$19	$48,755	$(5,105)	$(8,303)	$—	$35,366
Exercise of stock options	551	—	296	—	—	—	296
Tax benefits of options	—	—	3,581	—	—	—	3,581
Purchase of stock for treasury	(1,276)	—	—	(3,235)	—	—	(3,235)
Unrealized gains on investments, net of taxes	—	—	—	—	—	27	—
Net income	—	—	—	—	6,318	—	—
Comprehensive income	—	—	—	—	—	—	6,345

Balance at April 30, 2003	16,276	19	52,632	(8,340)	(1,985)	27	42,353
Exercise of stock options	811	1	1,536	—	—	—	1,537
Purchase of stock for treasury	(674)	—	—	(4,276)	—	—	(4,276)
Tax benefits of options	—	—	5,060	—	—	—	5,060
Unrealized losses on investments, net of taxes	—	—	—	—	—	(53)	—
Net income	—	—	—	—	9,367	—	—
Comprehensive income	—	—	—	—	—	—	9,314

Balance at April 30, 2004	16,413	20	59,228	(12,616)	7,382	(26)	53,988
Exercise of stock options	628	1	842	—	—	—	843
Purchase of stock for treasury	(1,901)	—	—	(9,553)	—	—	(9,553)
Tax benefits of options	—	—	817	—	—	—	817
Secondary public offering of common stock	1,450	1	7,985	—	—	—	7,986
Unrealized losses on investments, net of taxes	—	—	—	—	—	(34)	—
Net income	—	—	—	—	3,821	—	—
Comprehensive income	—	—	—	—	—	—	3,787

Balance at April 30, 2005	16,590	$22	$68,872	$(22,169)	$11,203	$(60)	$57,868

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$3,821	$9,367	$6,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,621	1,442	1,078
Benefit from sale of inventory previously written down	(1,002)	(1,976)	(3,148)
Provision for excess and obsolete inventory	1,085	853	2,653
Loss on disposal of fixed assets	257	39	11
Tax benefits of options	817	5,060	—
Changes in deferred tax assets	806	(7,208)	(1,914)
Changes in assets and liabilities:
Accounts receivable	2,581	(4,684)	1,066
Inventories	(4,578)	2,586	821
Other assets	144	298	146
Accounts payable (including related parties)	1,053	1,324	(1,421)
Accrued expenses	463	891	1,078
Deferred gross profit on shipments to distributors	(2,200)	2,662	(399)

Net cash provided by operating activities	4,868	10,654	6,289

Cash flows from investing activities:
Purchases of short-term investments	(47,292)	(43,191)	(23,278)
Proceeds from sales and maturities of short-term investments	41,007	46,652	3,227
Acquisition of property and equipment	(4,126)	(1,724)	(1,766)

Net cash provided by (used in) investing activities	(10,411)	1,737	(21,817)

Cash flows from financing activities:
Common stock issuances	843	1,302	296
Net proceeds from secondary public offering	7,986	—	—
Treasury stock purchases	(9,553)	(4,276)	(3,235)

Net cash used in financing activities	(724)	(2,974)	(2,939)

Net increase (decrease) in cash and cash equivalents	(6,267)	9,417	(18,467)
Cash and cash equivalents at beginning of the period	17,245	7,828	26,295

Cash and cash equivalents at end of the period	$10,978	$17,245	$7,828

Non-cash financing activity:
Deferred compensation on exercised stock options	$—	$235	$164

Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes	$100	$51	$33

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Basis of Presentation

        Catalyst Semiconductor, Inc. (the "Company"), was founded in October 1985, and designs, develops and markets a broad line of reprogrammable non-volatile memory and analog/mixed-signal products.

        The Company's fiscal year ends on the Sunday closest to April 30. The fiscal years 2005, 2004 and 2003 ended on May 1, 2005, May 2, 2004 and April 27, 2003, respectively. The fiscal years 2005 and 2003 were comprised of 52 weeks. The fiscal year 2004 was comprised of 53 weeks with the extra week added to the third quarter. For presentation purposes only, the financial information has been presented as ending on the last day of the nearest calendar month.

  Principles of Consolidation

        The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries, Nippon Catalyst KK ("NCKK"), a sales organization in Yokohama, Japan and Catalyst Semiconductor Romania SRL ("CSR"), a product development center in Bucharest, Romania. All significant intercompany accounts and transactions are eliminated in consolidation.

  Uses of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("US GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates in these financial statements include inventory valuation, deferral of gross profit on shipments of inventory not sold by the distributor at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers ("OEMs") sales return reserve, reserve for warranty costs, allowances for doubtful accounts receivable and income taxes. Actual results could differ from those estimates.

  Stock-Based Compensation

        The Company has elected to measure employee stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion ("ABP") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.

        Pro forma information regarding net income and earnings is required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method. Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes Option Pricing Model on the date of grant. The related stock-based compensation expense is recognized over the vesting period.

        Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes Option Pricing-Model on the date of grant. The related stock-based compensation expense is recognized over the vesting period. The following table summarizes the weighted-average assumptions used in the SFAS No. 123 calculation:

	2005	2004	2003
Expected term (in years)	4.0 - 5.3	4.0	4.0
Risk-free interest rate	3.90%	2.69%	2.59%
Volatility	66% - 68%	69%	68%
Dividend yield	—%	—%	—%

        The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended April 30,
	2005	2004	2003
	(In thousands, except per share amounts)
Reported net income	$3,821	$9,367	$6,318
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	54
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,085)	(2,835)	(2,678)

As adjusted net income	$1,736	$6,532	$3,694

As adjusted net income per share:
Basic	$0.10	$0.39	$0.22

Diluted	$0.09	$0.34	$0.20

Reported net income per share:
Basic	$0.22	$0.57	$0.38

Diluted	$0.20	$0.48	$0.34

Note 2—Significant Accounting Policies

  Cash and Cash Equivalents

        All highly liquid investments purchased with a remaining maturity of three months or less are considered cash equivalents.

  Short-term Investments

        All of the Company's short-term investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, being recorded net of related tax, as a component of accumulated other comprehensive income (loss).

  Accounts Receivable

        The Company's accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable at the end of each reporting period. The Company analyzes the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses.

  Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

  Foreign Currency Translation

        The Company uses the U.S. dollar as its functional currency. All of the Company's sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers and has test and assembly activities in Asia and supports sales and marketing activities in various countries outside of the United States. Most of these costs are paid for with U.S. dollars. The research and development personnel costs in Romania are tracked against the euro while all other activities are paid in Romanian leu. Foreign currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income for the period. The foreign exchange gains and losses were not material for the periods presented.

  Revenue Recognition

        The Company generally recognizes revenues as products are shipped if evidence of an arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

        The Company markets and sells products directly through its sales force and sales representatives to original equipment manufacturers ("OEM") and indirectly through distributors and resellers. Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights. Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues. The Company also sells products to certain distributors under agreements which allow certain rights to return the product and price protection rights. These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months. As a result of the above, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer. Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as "deferred gross profit on shipments to distributors" until such time as the inventory is resold by the distributor to their end-customers.

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

  Shipping and Handling Costs

        The Company charges internal freight shipments within the supply chain and associated handling costs to the "cost of revenues" on its consolidated statements of income. The Company charges outbound freight shipments and associated handling costs to "selling, general and administrative" on its consolidated statements of income. Such outbound freight costs aggregated to $516,000, $624,000 and $389,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, office equipment and engineering/test equipment are depreciated over five years with the exception of mask sets which are depreciated over two years. Computer hardware and software is depreciated over either three or five years. Buildings are generally depreciated over 30 years. Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

  Income Taxes

        The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

        We are currently analyzing the impact of the one-time favorable foreign dividend provision recently enacted as part of the American Jobs Creation Act of 2004, and intend to complete the analysis by the end of fiscal year 2006. As of April 30, 2005, and based on the tax laws in effect at that time, we intended to continue to indefinitely reinvest our undistributed foreign earnings and accordingly, no deferred tax liability has been recorded on these undistributed foreign earnings.

        The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

  Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are maintained with high quality financial institutions. The Company's accounts receivable are denominated in U.S. dollars and are derived from sales to customers located principally in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

        As of April 30, 2005, one customer accounted for 12% of gross accounts receivable. As of April 30, 2004, one customer accounted for 15% of gross accounts receivable.

  Concentration of Other Risks

        The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company's financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, the Company may experience significant period-to-period fluctuations in operating results due to the factors mentioned above or other factors.

  Advertising Costs

        Costs related to advertising and promotional expenditures are charged to "selling, general and administrative" on the Company's consolidated statements of income. Costs related to advertising and promotional expenditures were less than $100,000 for fiscal 2005, fiscal 2004 and fiscal 2003.

  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) includes all changes in stockholders' equity during a period from non-owner sources. Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

  Segment Reporting

        The Company reports in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires the management approach in identifying reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company's reportable segments. Based on its operating structure and management reporting, the Company has concluded it has one reporting segment: the semiconductor manufacturing segment.

  Reclassifications

        Certain prior year balances have been reclassified to conform with current year presentations. These reclassifications had no impact on total assets, income from operations or net income.

  Recently Issued Accounting Standards

        In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, "Inventory Costs," or SFAS No. 151, an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between United States and international accounting standards. SFAS No. 151 eliminates the "so abnormal" criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on "normal capacity." SFAS No. 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or consolidated financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principals Board, or APB, Opinion No. 25, or APB 25, to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

        The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 1). Although the pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123R. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. This statement will be effective for our fiscal quarter ending July 31, 2006.

        On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin ("SAB") No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)'s implementation challenges and enhance the information that investors receive.

Note 3—Net Income Per Share

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

	2005			2004			2003
	Years Ended April 30,
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$3,821	17,507	$0.22	$9,367	16,567	$0.57	$6,318	16,721	$0.38
Effect of stock options	—	1,978	(0.02)	—	2,844	(0.09)	—	1,618	(0.04)

Diluted	$3,821	19,485	$0.20	$9,367	19,411	$0.48	$6,318	18,339	$0.34

        Options to purchase 1,822,000 shares of common stock at a weighted average exercise price of $6.79 per share outstanding during fiscal 2005 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

        Options to purchase 508,000 shares of common stock at a weighted average exercise price of $6.60 per share outstanding during fiscal 2004 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

        Options to purchase 1,325,000 shares of common stock at a weighted average exercise price of $6.15 per share outstanding during fiscal 2003 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 4—Balance Sheet Components

	April 30, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$20,901	$—	$(88)	$20,813
U.S. government debt securities with maturities over one year	2,008	—	(6)	2,002

Total investments available-for-sale	$22,909	$—	$(94)	$22,815

        The unrealized losses as of April 30, 2005 are recorded in accumulated other comprehensive income (loss) of the consolidated statements of stockholders' equity and comprehensive income, net of tax of $34,000.

	April 30, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$9,682	$3	$(6)	$9,679
U.S. government debt securities with maturities over one year	6,908	—	(23)	6,885

Total investments available-for-sale	$16,590	$3	$(29)	$16,564

        The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying consolidated balance sheets.

	April 30, 2005	April 30, 2004
	(In thousands)
Accounts receivable:
Accounts receivable	$10,104	$12,685
Less: Allowance for doubtful accounts	(138)	(138)

	$9,966	$12,547

        Bad debts in aggregate of $0, $87,000 and $725,000 were written off to the allowance for doubtful accounts in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

	April 30, 2005	April 30, 2004
	(In thousands)
Inventories:
Work-in-process	$7,450	$4,939
Finished goods	4,005	2,021

	$11,455	$6,960

Property and equipment:
Engineering and test equipment	$8,198	$7,776
Computer hardware	1,201	1,282
Building	2,046	—
Furniture and office equipment	867	807
Leasehold improvements	672	656
Computer software	1,240	582
Land	165	—

	14,389	11,103
Less: accumulated depreciation and amortization	(8,807)	(7,769)

	$5,582	$3,334

        Software amortization expense for fiscal 2005, fiscal 2004 and fiscal 2003 was $220,000, $159,000 and $83,000, respectively.

	April 30, 2005	April 30, 2004
	(In thousands)
Accrued expenses:
Accrued employee compensation	$1,671	$1,704
Accrued income taxes	1,075	1,059
Other	1,499	1,019

	$4,245	$3,782

Note 5—Leases

        The Company leases its office facilities under operating leases which have various expiration dates. The primary facility lease is for the Company's business office in Sunnyvale, California which expires in July 2006. This lease provides for the right to exercise an option to extend the term by an additional five-year period. Total rent expense under these leases was $601,000, $703,000 and $473,000 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The aggregate future minimum lease payments, by fiscal year, under non-cancelable operating leases with initial terms of one year or more as of April 30, 2005 are as follows (in thousands):

	Years Ended April 30,
	Total	2006	2007	2008	2009
Operating leases	$659	$516	$143	$—	$—

Note 6—Income Taxes

        The Company's provision for income taxes was comprised as follows (in thousands):

	Years Ended April 30,
	2005	2004	2003
Current:
Federal	$360	$1,743	$474
State	(237)	11	12
Foreign	14	81	74

Total current income taxes	137	1,835	560

Deferred:
Federal	1,498	1,004	—
State	138	434	—
Reversal of valuation allowance	—	(4,681)	(1,914)

Total deferred income taxes	1,636	(3,243)	(1,914)

Provision (benefit) for income taxes	$1,773	$(1,408)	$(1,354)

        The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income as a result of the following (dollars in thousands):

	Years Ended April 30,
	2005		2004		2003
Statutory federal tax rate	$1,902	34.0%	$2,786	35.0%	$1,737	35.0%
State taxes	(99)	(1.8)	289	3.6	—	—
Research credits	(144)	(2.5)	(96)	(1.2)	(1,155)	(23.3)
Foreign	—	—	81	1.0	—	—
Reversal of valuation allowance	—	—	(4,681)	(58.8)	(1,914)	(38.6)
Deferred tax asset rate adjustment	168	3.0	—	—	—	—
Other	(54)	(1.0)	213	2.7	(22)	(0.4)

Total	$1,773	31.7%	$(1,408)	(17.7)%	$(1,354)	(27.3)%

        Income before income taxes includes income (losses) relating to non-U.S. operations of $99,000, $13,000 and ($36,000) in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

        Significant components of the Company's net deferred tax assets and liabilities for federal and state income taxes at April 30, 2005 and 2004 consist of (in thousands):

	April 30,
	2005	2004
Deferred tax assets:
Capitalized research	$812	$1,297
Non-deductible reserves and accruals	822	856
Credit carryforwards	3,315	2,801
Loss carryforwards	2,721	2,623
Deferred income and sales returns reserves	693	1,546
Other	35	—

Gross deferred tax assets	8,398	9,123

Deferred tax liabilities:
Fixed assets	(82)	—
Other	—	(1)

Gross deferred tax liabilities	(82)	(1)

Total net deferred tax assets	$8,316	$9,122

        Based on available objective evidence and the recent history of profits, in fiscal 2004 management concluded that all of the Company's net deferred tax assets will be realizable. Accordingly, the Company released the remaining $8.6 million of its valuation allowance as of April 30, 2004. Approximately $3.9 million of the valuation allowance that reversed in fiscal 2004 was attributable to certain carryforwards, resulting from the exercise of employee stock options, and was accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision. In addition, approximately $1.2 million of the benefit attributable to the fiscal 2004 employee stock option activity was also credited to additional paid-in-capital.

        At April 30, 2005, the Company had a federal net operating loss carryforward of approximately $7.9 million available to offset future taxable income that expires between fiscal 2013 and 2025 if not utilized.

        At April 30, 2005, the Company had approximately $2.5 million and $1.3 million of federal and state credit carryovers, respectively, available to offset future taxable income. The federal credits expire between fiscal 2006 and 2025, if not utilized. The state credits carryovers are indefinite.

        Under the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

Note 7—Stockholders' Equity

        The Company completed a secondary public offering of its common stock in July 2004. The Company sold 1,450,000 common shares at $6.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and related offering expenses of $714,000 were approximately $8.0 million. In connection with this transaction, Elex N.V., a related party, and other selling stockholders sold 2,850,000 and 300,000 common shares, respectively, at $6.00 per share. In aggregate, 4,600,000 common shares were sold.

  Common and Preferred Stock

        The Company was originally incorporated in California in October 1985 and reincorporated in Delaware in May 1993. The Board of Directors approved a recapitalization that authorized 45 million shares of common stock and 2 million shares of undesignated preferred stock. In December 1996, the Board of Directors designated 60,000 shares of preferred stock as Series A Participating Preferred Stock. The Board of Directors has the authority to determine the powers, preferences, rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock, without any further vote or action by the Company's shareholders.

  2003 Stock Incentive Plan

        In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options. The founder stock plan was amended and restated in March 1993 as the Stock Option Plan, which had the effect of extending its expiration date to March 2003. In January 1999 and September 2000, the stockholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the Stock Option Plan. In December 2002, the stockholders approved an amendment and restatement of the Stock Option Plan, renaming it the 2003 Stock Incentive Plan ("SIP") extending its expiration date to November 2012, authorized an additional 1.0 million shares and a provision to automatically authorize annual additions to the plan on the first day of each fiscal year of 1.0 million shares or 5% of the then outstanding shares, whichever is less. A total of 7.4 million shares of Common Stock have been reserved for issuance under the SIP. Options granted under the SIP are for periods not to exceed 10 years. Incentive stock option and non-statutory stock option grants under the SIP generally must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four-year periods.

  2003 Director Stock Option Plan

        During 1993, the Company adopted the 1993 Director Stock Option Plan, which provides for the grant of nonstatutory stock options to non-employee directors. In November 1999 and September 2000, the stockholders authorized an additional 100,000 and 450,000 shares, respectively, to be reserved under the 1993 Director Stock Option Plan. In December 2002, the stockholders approved an amendment and restatement of the 1993 Director Stock Option Plan, renaming it the 2003 Director Stock Option Plan ("Director SOP") and extending its expiration to November 2012. A total of 770,000 shares of Common Stock have been reserved for issuance under the Director SOP. Options granted under the Director SOP prior to May 1, 2000 are for periods not to exceed five years and not to exceed a period of 10 years for grants made thereafter. Option grants under the Director SOP must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options granted prior to December 2002 vested over a period of three years. Options granted beginning December 2002 vest immediately as of the date of the grant. As of April 30, 2005, a total of 240,000 options at exercise prices ranging from $2.49 to $7.88 per share are outstanding under the Director SOP, all of which were exercisable.

  1998 Special Equity Incentive Plan

        In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan ("SEIP") for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of common stock have been reserved for issuance under the SEIP. Options granted under the SEIP are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan when the market price was $0.125 per share and subsequently approved by the Company's shareholders when the market price was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense was recognized over the four-year vesting period of the options. All compensation expense was fully recognized by January 31, 2003.

        A summary of activity under the 2003 Stock Incentive Plan, the 2003 Director Stock Option Plan and the 1998 Special Equity Incentive Plan is as follows (in thousands):

	Options Available for Grant	Options Outstanding	Weighted Average Price Per Share
Balance at April 30, 2002	960	5,177	$2.78
Additional shares authorized	1,000	—	—
Granted	(1,485)	1,485	$2.26
Canceled	699	(699)	$3.19
Expired	262	(262)	$6.45
Exercised	—	(551)	$0.54

Balance at April 30, 2003	1,436	5,150	$2.62
Additional shares authorized	814	—	—
Granted	(1,514)	1,514	$5.85
Canceled	90	(90)	$2.17
Expired	45	(45)	$8.34
Exercised	—	(811)	$1.61

Balance at April 30, 2004	871	5,718	$3.58
Additional shares authorized	821	—	—
Granted	(1,363)	1,363	$4.69
Canceled	86	(86)	$4.44
Expired	40	(40)	$4.96
Exercised	—	(628)	$1.35

Balance at April 30, 2005	455	6,327	$4.02

        The table below summarizes information regarding stock options outstanding at April 30, 2005. The options exercisable as of April 30, 2004 and April 30, 2003 were 3,208,128 and 2,775,000, respectively.

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at April 30, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable At April 30, 2005	Weighted- Average Exercise Price
		(Years)
$0.13 - 0.13	128,551	3.5	$0.13	128,551	$0.13
0.25 - 0.33	170,142	3.9	0.29	170,142	0.29
1.00 - 1.05	119,000	4.5	1.00	119,000	1.00
1.73 - 2.49	2,105,986	7.0	2.02	1,582,763	1.95
2.67 - 3.85	350,042	7.4	2.77	205,018	2.74
4.07 - 6.07	1,955,700	8.4	4.84	662,603	5.45
6.38 - 8.22	1,497,846	7.3	7.06	806,837	7.16

$0.13 - 8.22	6,327,267	7.3	$4.02	3,674,914	$3.60

        The weighted-average grant-date fair value of options granted during fiscal 2005, fiscal 2004 and fiscal 2003 was $2.83, $3.11, and $1.21, respectively.

  1996 Shareholders' Rights Plan

        In December 1996, the Company implemented the Preferred Shares Rights Agreement. Under the Preferred Shares Rights Agreement, each share of the Company's outstanding common stock carries one preferred share purchase right ("Right"). The Right entitles the holder, subject to certain conditions, to purchase one one-thousandth of a share of Series A Participating Preferred Stock and, under certain circumstances, to instead purchase shares of common stock of the Company or its acquirer at a discounted price. The rights are redeemable by the Company and will expire in December 2006.

  2001 Common Stock Repurchase Program

        In September 2001, the Board of Directors authorized the Common Stock Repurchase Program ("Repurchase Program"), for the open market repurchase of up to 1.5 million shares of the Company's common stock. Under the program, as amended, the Company was authorized to purchase up to an aggregate of 3,500,000 shares, which included the most recent authorization in February 2005, for an additional 500,000 shares. During fiscal 2005, fiscal 2004 and fiscal 2003, respectively, total shares repurchased under the Repurchase Program were 1,901,176, 74,000, and 1,276,400, for a cost of $9.6 million, $216,000 and $3,235,000.

        In separately authorized transactions, the Board made two arrangements to repurchase common stock from its largest shareholder. In fiscal 2002, the Company purchased 1.5 million shares from Elex N.V. for $3.13 per share and an aggregate of $4.7 million, which represented a 5% discount from the closing market price on the Nasdaq National Market on the date of the purchase. In fiscal 2004, the Company purchased 600,000 shares from Elex N.V. for $6.77 per share and an aggregate of $4.1 million, which represented a 13% discount from the closing market price on the Nasdaq National Market on the last trading date prior to the approval of the transaction by the Company's Board of Directors. The Company accounts for treasury stock using the cost method.

  Employee Stock Purchase Plan

        The Board of Directors and Stockholders approved the Company's Employee Stock Purchase Plan ("ESPP") in March 1993. A total of 750,000 shares of Common Stock had been reserved for issuance under the ESPP. Sales made under this plan were at the lower of 85% of the market price at the date of purchase or on the first day of each six-month offering period. The ESPP was suspended effective June 1998 due to the Company's delisting from the Nasdaq National stock market in August 1998 and expired in March 2003.

  Other Employee Benefit Plans

        In January 2004, the Company implemented a Section 401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. The 401(k) Plan provides for a 25% matching contribution which vests immediately. In fiscal 2005 and fiscal 2004, the Company made matching contributions of $192,000 and $63,000, respectively.

Note 8—Segment Reporting

        The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

        Net revenues by product group were as follows (in thousands):

	Years Ended April 30,
	2005	2004	2003
EEPROM	$53,397	$56,239	$41,690
Flash	5,983	5,988	5,786
Analog/mixed-signal	2,940	1,311	745

Total net revenues	$62,320	$63,538	$48,221

        Net revenues by geography were as follows (in thousands):

	Years Ended April 30,
	2005	2004	2003
United States	$7,470	$7,320	$9,571
Hong Kong/China	14,513	12,876	6,609
Japan	11,724	11,288	8,934
Taiwan	8,960	8,704	4,552
Europe	8,160	7,432	6,899
South Korea	6,947	6,316	4,600
Other Far East	2,531	6,068	5,040
Other Americas	2,015	3,534	2,016

Total net revenues	$62,320	$63,538	$48,221

        For fiscal 2005 and fiscal 2003, none of the Company's direct or indirect customers represented 10% or more of net revenues. For fiscal 2004, ALR Company Limited, a reseller in China, represented 11% of the Company's net revenues.

        Property and equipment geographical breakdown was as follows (in thousands):

	Years Ended April 30,
	2005	2004
United States	$7,659	$7,296
Thailand	2,277	1,893
Romania	2,764	471
Japan	1,650	1,433
Other	39	10

	14,389	11,103
Less: accumulated depreciation and amortization	(8,807)	(7,769)

Total net property and equipment	$5,582	$3,334

Note 9—Commitments and Contingencies

  Purchase Commitments

        Purchase commitments for open purchase orders at April 30, 2005 for which goods and services had not been received were approximately $3.9 million.

  Contingencies

        In the normal course of business, the Company periodically receives notification of threats of legal action in relation to claims of patent infringement by the Company. Currently there are no such active actions. Although no assurances can be given as to the results of such claims, management does not believe that any such results will have a material adverse impact on the Company's financial condition, results of operations, or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The Company applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies, " by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of significant arrangements through which the Company is a guarantor:

  Indemnification Obligations

        The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold and certain intellectual property rights. Generally, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements.

        It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material effect on its business, financial condition, cash flows or results of operations. The Company believes that if it were to incur a loss in any of these matters, such loss should not have a material effect on its business, financial condition, cash flows or results of operations.

  Product Warranties

        The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company's sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company's cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $100,000 for fiscal 2005, fiscal 2004 and fiscal 2003.

Note 10—Related Party Transactions

  Elex N.V.

        During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-FAB Texas, Inc. ("X-FAB") a wholly owned subsidiary of Elex N.V. ("Elex"), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company's Board of Directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of the Company's common stock. The wafers provided by X-FAB include most of the Company's analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. During fiscal 2005, fiscal 2004 and fiscal 2003, the Company purchased $2.4 million, $3.7 million and $1.4 million of wafers, respectively, from X-FAB. As of April 30, 2005 and 2004, the total amount owed X-FAB by the Company was $314,000 and $137,000, respectively. In the first quarter of fiscal 2005, Elex reduced its holdings from 3,578,700 shares, or 21.8% of the outstanding shares of the Company as of April 30, 2004, to 728,700 shares, or 4.4% of the outstanding shares of the Company as of April 30, 2005.

        The Company believes that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

  LXI Corporation

        The Company had an informal arrangement from 1995 through January 2003 to obtain engineering services from Lxi Corporation, a California corporation ("Lxi"), a provider of engineering services through Essex com SRL (Essex), its wholly owned subsidiary in Romania. The number of full-time engineers from Lxi the Company used was dependant upon the scope and number of R&D projects in process at a given time. For example, during the month of January 2003, Essex employed the equivalent of approximately 12 full-time engineers to perform services on the Company's behalf. These services related to key development projects of Catalyst including development, design, layout and test program development services. In January 2003, the Company established a wholly owned subsidiary in Romania which replaced the services of Lxi as of February 1, 2003. Radu Vanco, the Company's former CEO, owned 91% of Lxi at the time of his departure from the Company in 2002; Gelu Voicu, the Company's Chief Executive Officer, and Thomas E. Gay, the Company's Chief Financial Officer, owned approximately 3% and 1%, respectively, of Lxi until their shares were sold to Lxi in February 2003 at net book value. Mr. Gay had previously served as the Treasurer and as a director of Lxi prior to his joining the Company. Mr. Gay resigned as Treasurer of Lxi immediately prior to joining the Company and resigned as a director of Lxi in January 2003.

  Allan Advisors, Inc.

        One former director of Catalyst Semiconductor, Inc., Lionel Allan, also served as a consultant to the Company through his consulting company, Allan Advisors, Inc. Under the terms of the consulting agreement, the Company paid Allan Advisors consulting fees of $8,333 per month throughout fiscal 2003. In fiscal 2005, fiscal 2004 and fiscal 2003, the Company paid $0, $0, and $129,000, respectively. The Company paid the $29,000 balance due under the agreement in April 2003 and cancelled the agreement.

Schedule II—Valuation and Qualifying Accounts

Year Ended April 30,	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
2005
Allowance for doubtful accounts receivable	$138	$—	$—	$138

OEM sales returns allowance	$39	$147	$(79)	$107

2004
Allowance for doubtful accounts receivable	$225	$—	$(87)	$138

Valuation allowance for deferred tax assets	$8,646	$(8,646)	$—	$—

OEM sales returns allowance	$154	$46	$(161)	$39

2003
Allowance for doubtful accounts receivable	$950	—	$(725)	$225

Valuation allowance for deferred tax assets	$10,624	$(1,914)	$(64)	$8,646

OEM sales returns allowance	$302	$200	$(348)	$154

EXHIBIT INDEX

Exhibit No.	Description
3.2(7)	Restated Certificate of Incorporation of Registrant
3.4(6)	Bylaws of Registrant
4.1(12)	Specimen Stock Certificate
4.2(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996 between Catalyst Semiconductor, Inc. and FirstNational Bank of Boston
4.2.1(10)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent
4.2.2(10)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent
4.2.3(9)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and EquiServe Trust Company N.A., as rights agent
4.2.4(10)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and EquiServe Trust Company N.A., as rights agent
4.2.5(13)	Amendment No. 5 to Preferred Shares Rights Agreement dated as of April 22, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.2.6(14)	Amendment No. 6 to Preferred Shares Rights Agreement dated as of June 18, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.6(11)	2003 Stock Incentive Plan
4.7(11)	2003 Director Stock Option Plan
4.8(8)	1998 Special Equity Incentive Plan
10.27(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.38(2)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant
10.61(4)	Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.
10.61.1(5)	Amended and Restated Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.
10.61.2(13)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004
10.61.3(13)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004
10.83(9)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant
10.84(10)*	Form of Change of Control Agreement between Registrant and its non-employee directors
10.85(15)*	Employment Agreement dated May 23, 2003 between Gelu Voicu and Registrant
10.86(13)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.
10.87(17)*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant

10.88(16)	Sale-Purchase Promissory Agreement dated November 6, 2003, between Registrant and S.C. Hathor Impex SRL
10.89(4)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V.
10.90(5)	Common Stock Purchase Agreement dated as of September 14,1998 between Registrant and Elex N.V.
21.1	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 45)
31.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 11, 1993 (File No. 33-60132), as amended.

(2)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 1996.

(3)
Incorporated by reference to Registrant's Form 8-A filed with the Securities and Exchange Commission on January 22, 1997.

(4)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended May 3, 1998.

(5)
Incorporated by reference to Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended August 2, 1998.

(6)
Incorporated by reference to Registrant's Form 10-Q/A filed with the Securities and Exchange Commission for the quarter ended November 1, 1998.

(7)
Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 18, 1998.

(8)
Incorporated by reference to an Appendix to Registrant's Definitive Proxy Statement previously filed with the Securities and Exchange Commission on July 27, 2000.

(9)
Incorporated by reference to Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended October 28, 2001.

(10)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2002.

(11)
Incorporated by reference to Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 24, 2002 (File No. 333-102201).

(12)
Incorporated by reference to Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on April 29, 1993.

(13)
Incorporated by reference to Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116425).

(14)
Incorporated by reference to Registrant's Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on June 22, 2004 (File No. 333-116425).

(15)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended April 27, 2003.

(16)
Incorporated by reference to Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended February 1, 2004.

(17)
Incorporated by reference to Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended May 2, 2004.

†
Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*
Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CATALYST SEMICONDUCTOR, INC. FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2005 INDEX
CATALYST SEMICONDUCTOR, INC. EXPLANATORY NOTE
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXPLANATORY NOTE
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
CATALYST SEMICONDUCTOR, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CATALYST SEMICONDUCTOR, INC. CONSOLIDATED BALANCE SHEETS
CATALYST SEMICONDUCTOR, INC. CONSOLIDATED STATEMENTS OF INCOME
CATALYST SEMICONDUCTOR, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
CATALYST SEMICONDUCTOR, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CATALYST SEMICONDUCTOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II—Valuation and Qualifying Accounts
EXHIBIT INDEX