Form 10-Q
period 2005-07-31
CATALYST SEMICONDUCTOR INC
filed 2005-09-09
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)(2) of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 31, 2005 was 16,949,620 exclusive of 5,600,063 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 31,	April 30,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$13,050	$10,978
Short-term investments	20,944	22,815
Accounts receivable, net	10,504	9,966
Inventories	10,326	11,455
Deferred tax assets	4,188	4,188
Other current assets	1,032	875
Total current assets	60,044	60,277
Property and equipment, net	5,319	5,582
Deferred tax assets	4,128	4,128
Other assets	62	74
Total assets	$69,553	$70,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,397	$5,755
Accounts payable – related parties	121	314
Accrued expenses	3,285	4,245
Deferred gross profit on shipments to distributors	1,840	1,879
Total current liabilities	10,643	12,193

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 22,550 shares issued and 16,950 shares outstanding at July 31, 2005 and 22,135 shares issued and 16,590 shares outstanding at April 30, 2005	23	22
Additional paid-in-capital	69,640	68,872
Treasury stock, 5,600 shares at July 31, 2005 and 5,545 shares at April 30, 2005	(22,427)	(22,169)
Retained earnings	11,698	11,203
Accumulated other comprehensive loss	(24)	(60)
Total stockholders’ equity	58,910	57,868
Total liabilities and stockholders’ equity	$69,553	$70,061

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended July 31,
	2005	2004

Net revenues	$14,676	$16,711
Cost of revenues	8,958	8,036
Gross profit	5,718	8,675

Operating expenses:
Research and development	1,822	2,143
Selling, general and administrative	3,364	3,158
Income from operations	532	3,374

Interest income and other, net	210	109
Income before income taxes	742	3,483
Income tax provision	247	1,289
Net income	$495	$2,194

Net income per share:
Basic	$0.03	$0.13
Diluted	$0.03	$0.12

Weighted average common shares outstanding:
Basic	16,650	16,759
Diluted	18,152	19,022

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,
	2005	2004

Cash flows from operating activities:
Net income	$495	$2,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	436	404
Benefit from sale of inventory previously written down	(225)	(226)
Provision for excess and obsolete inventory	304	155
Loss on disposal of property and equipment	—	235
Tax benefits of options	348	577
Changes in assets and liabilities:
Accounts receivable	(538)	1,811
Inventories	1,050	(2,771)
Other assets	(145)	115
Accounts payable (including related parties)	(551)	777
Accrued expenses	(960)	764
Deferred gross profit on shipments to distributors	(39)	(445)
Net cash provided by operating activities	175	3,590

Cash flows from investing activities:
Purchases of short-term investments	(4,105)	(10,635)
Proceeds from sales and maturities of short-term investments	6,012	3,245
Acquisitions of property and equipment	(173)	(492)
Net cash provided by/(used in) investing activities	1,734	(7,882)

Cash flows from financing activities:
Common stock issuances	421	369
Net proceeds from secondary public offering	—	7,987
Net payable to Elex for secondary offering	—	625
Treasury stock purchases	(258)	—
Net cash provided by financing activities	163	8,981

Net increase (decrease) in cash and cash equivalents	2,072	4,689
Cash and cash equivalents at beginning of the period	10,978	17,245
Cash and cash equivalents at end of the period	$13,050	$21,934

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Catalyst Semiconductor, Inc. (the “Company”), was founded in October 1985, and designs, develops and markets a broad line of reprogrammable non-volatile memory and analog/mixed-signal products.

In the opinion of the management of the Company, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the Company’s April 30, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  In a 52 week year, each fiscal quarter consists of 13 weeks.  Fiscal year 2005 was comprised of 52 weeks.  Fiscal year 2006 will be comprised of 52 weeks.  For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to the Company’s fiscal quarter.  The fiscal quarter covered by this report ended on July 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries, Nippon Catalyst KK (“NCKK”), a sales organization in Yokohama, Japan and Catalyst Semiconductor Romania SRL (“CSR”), a product development center in Bucharest, Romania.  All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates in these financial statements include inventory valuation, deferral of gross profit on shipments of inventory not sold by the distributor at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, reserve for warranty costs, allowances for doubtful accounts receivable and income taxes.  Actual results could differ from those estimates.

Stock-Based Compensation

The Company has elected to measure employee stock-based compensation costs using the intrinsic value method prescribed by the Accounting Principles Board Opinion (“ABP”) No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.

Pro forma information regarding net income and earnings is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method.  Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes Option Pricing Model on the date of grant.  The related stock-based compensation expense is recognized over the vesting period.

Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes option pricing model on the date of grant.  The related stock-based compensation expense is recognized over the vesting period.  The following table summarizes the weighted-average assumptions used in the SFAS No. 123 calculation:

	Three Months Ended July 31,
	2005	2004

Expected term (in years)	5.3	4.0
Risk-free interest rate	3.91%	3.48%
Volatility	66.5%	68.0%
Dividend yield	—%	—%

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended July 31,
	2005	2004

Reported net income	$495	$2,194
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(543)	(603)
As adjusted net income (loss)	$(48)	$1,591

As adjusted net income (loss) per share:
Basic	$0.00	$0.09
Diluted	$0.00	$0.08
Reported net income per share:
Basic	$0.03	$0.13
Diluted	$0.03	$0.12

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

Accounts Receivable

The Company’s accounts receivable are reported net of allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable at the end of each reporting period.  The Company analyzes the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts, which is created by provisions to selling, general and administrative expenses.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency.  All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars.  The Company purchases wafers from, and has test and assembly activities in, Asia and supports sales and marketing activities in various countries outside of the United States.  Most of these costs are paid for with U.S. dollars.  Research and development personnel costs in Romania are tracked against the euro while all other activities are paid in Romanian leu.  Foreign currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income for the period.  The foreign exchange gains and losses were not material for the periods presented.

Recognition of Revenues

The Company generally recognizes revenues as products are shipped if evidence of an arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

The Company markets and sells products directly through its sales force and sales representatives to original equipment manufacturers (“OEM”) and indirectly through distributors and resellers.  Revenues are recognized upon delivery to OEMs and resellers who have no product return rights and no price protection rights.  Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues.  The Company also sells products to certain distributors under agreements which allow certain rights to return the product with price protection rights.  These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months.  As a result of the above, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer.  Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to their end-customers.

Inventories

Inventory is stated at the lower of standard cost or net realizable value.  Standard cost approximates actual cost on a first-in, first-out basis.  The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.  Once established, inventory reserves are not reversed until the related inventory has been sold or physically scrapped.

Shipping and Handling Costs

The Company charges internal freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statements of income.  The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statements of income.  Such outbound freight costs aggregated to $125,000 and $154,000 for the three months ended July 31, 2005 and 2004, respectively.

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

As of July 31, 2005, two customers accounted for 10% or more of the Company’s gross accounts receivable.  These two customers each accounted for 11% and 13% of gross accounts receivable, respectively. As of April 30, 2005, one customer accounted for 12% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on the Company’s consolidated statements of income.  Such advertising and promotional expenditures were less than $25,000 in each of the three months ended July 31, 2005 and 2004.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources.  Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

Segment Reporting

The Company reports in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  SFAS No. 131 requires the management approach in identifying reportable segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  Based on its operating structure and management reporting, the Company has concluded it has one reporting segment: the semiconductor manufacturing segment.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentations.  These reclassifications had no impact on total assets, income from operations or net income.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R.  SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, or APB 25, to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

The pro forma effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 1).  Although the pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123R.  Adoption of this accounting standard will have a material adverse impact on its consolidated financial statements.  SFAS No. 123R will be effective for the Company’s fiscal quarter ending July 31, 2006.

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006.  The Company plans to evaluate the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States.  The Company does not expect to be able to complete this evaluation until late in fiscal 2006 when its qualifying expenses for 2006 will be known. The Company is currently assessing the impact of adopting FSP FAS 109-2.

On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change.  Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied.  Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used.  Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented.  A change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary.  The Company is currently assessing the impact of adopting SFAS No. 154 and believes the new standard will not have any material impact on its financial statements.

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

	Three Months Ended July 31,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$495	16,650	$0.03	$2,194	16,759	$0.13
Effect of stock options	—	1,502	(0.00)	—	2,263	(0.01)
Diluted	$495	18,152	$0.03	$2,194	19,022	$0.12

Options to purchase 2,312,000 shares of common stock at a weighted average exercise price of $6.41 per share outstanding during the three months ended July 31, 2005 and options to purchase 963,000 shares of common stock at a weighted average exercise price of $7.31 per share outstanding during the quarter ended July 31, 2004 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 4 — Balance Sheet Components (in thousands)

	July 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value

Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$17,054	$30	$(69)	$17,015
U.S. government debt securities with maturities over one year	3,944	—	(15)	3,929
Total investments available-for-sale	$20,998	$30	$(84)	$20,944

	April 30, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value

Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$20,901	$—	$(88)	$20,813
U.S. government debt securities with maturities over one year	2,008	—	(6)	2,002
Total investments available-for-sale	$22,909	$—	$(94)	$22,815

The net unrealized gains (losses) as of July 31, 2005 and April 30, 2005 are recorded in accumulated other comprehensive loss, net of related tax of $30,000 and $34,000, respectively.

The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying consolidated balance sheets (in thousands).

	July 31, 2005	April 30, 2005

Accounts receivable:
Accounts receivable	$10,642	$10,104
Less: Allowance for doubtful accounts	(138)	(138)
	$10,504	$9,966

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three months ended July 31, 2005 and 2004, respectively.

	July 31, 2005	April 30, 2005

Inventories:
Work-in-process	$6,475	$7,450
Finished goods	3,851	4,005
	$10,326	$11,455

Property and equipment, net:
Building	$1,977	$2,000
Engineering and test equipment	1,600	1,781
Computer software	748	824
Mask sets	441	407
Computer hardware	191	176
Land	165	165
Leasehold improvements	94	119
Furniture and office equipment	77	82
Vehicles	26	28
	$5,319	$5,582

	July 31, 2005	April 30, 2005

Accrued expenses:
Accrued employee compensation	$935	$1,671
Accrued income taxes	954	1,075
Other	1,396	1,499
	$3,285	$4,245

Note 5—Income Taxes

The provision for income taxes was $247,000, or 33.3% of income before taxes, for the three months ended July 31, 2005. The provision for income taxes was $1.3 million, or 37.0% of income before taxes, for the three months ended July 31, 2004.  The projected fiscal 2006 effective tax rate for the three months ended July 31, 2005 is lower than the statutory rate of 34% primarily due to the tax benefits associated with the projected fiscal 2006 federal and state research and development tax credits.  The provision for income taxes for the three months ended July 31, 2005 is higher than the fiscal 2005 income tax rate provision of 31.7% primarily due to nonrecurring research and development tax credit true-ups from prior years for fiscal 2005.

Note 6—Stockholders’ Equity

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

Note 7—Segment Reporting

The Company operates in one business segment, the semiconductor manufacturing segment.  Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended July 31,
	2005	2004

EEPROM	$12,483	$14,171
Flash	1,122	1,774
Analog/mixed-signal	1,071	766
Total net revenues	$14,676	$16,711

Net revenues by geography were as follows (in thousands):

	Three Months Ended July 31,
	2005	2004

United States	$1,667	$2,413
Hong Kong/China	4,352	4,461
Japan	2,269	3,325
Europe	1,526	2,314
South Korea	1,263	1,432
Taiwan	2,037	1,673
Other Far East	1,455	724
Other Americas	107	369
Total net revenues	$14,676	$16,711

For the three months ended July 31, 2005, no customer represented 10% or more of the Company’s net revenues.  For the three months ended July 31, 2004, ALR Company Limited, a reseller in China, represented 12% of the Company’s net revenues.

Property and equipment, net, geographical breakdown was as follows (in thousands):

	July 31, 2005	April 30, 2005

United States	$1,618	$1,771
Thailand	1,065	1,169
Romania	2,388	2,429
Japan	220	181
Other	28	32
Total property and equipment, net	$5,319	$5,582

Note 8—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at July 31, 2005 for which goods and services had not been received were approximately $4.3 million as compared to approximately $3.9 million at April 30, 2005.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  The Company applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses.  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.  The following is a description of significant arrangements through which the Company is a guarantor:

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty.  Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties.  Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues.  The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual claim experience differs from estimates.  Warranty costs were less than $100,000 for the three months ended July 31, 2005 and 2004.

Note 9—Related Party Transactions

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

During the three months ended July 31, 2005 and 2004, the Company purchased $647,000 and $366,000 of wafers, respectively, from X-FAB.  As of July 31, 2005 and April 30, 2005, the total amount owed X-FAB by the Company was $121,000 and $314,000, respectively.  In the first quarter of fiscal 2005, Elex reduced its holdings from 3,578,700 shares, or 21.8% of the outstanding shares of the Company as of April 30, 2004, to 728,700 shares, or 4.4% of the outstanding shares of the Company as of July 31, 2005.

Note 10—Other Comprehensive Income

The components of other comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended July 31,
	2005	2004

Reported net income	$495	$2,194
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of related tax	36	(43)
Total comprehensive income	$531	$2,151

Note 11—Subsequent Event

In September 2005, the board of directors authorized a new stock repurchase program under which the Company may repurchase up to 1.0 million shares of its common stock.  Through July 31, 2005, the Company has repurchased 3.5 million shares under the original stock repurchase program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.”  These forward-looking statements include, but are not limited to: the statements relating to downward pricing trends; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing; and the statements relating to our expenditures to install enterprise resource planning and supply chain management systems, among others.  These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Operating Results.”

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power.  Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets. For example, in fiscal 2005, we experienced a downward trend in average selling prices and unit volumes for our non-volatile memory products due to weakening market demand.  In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity.  In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

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

Sales of our analog/mixed-signal products continue to trend upwards, reaching 7.3% of net revenues in the three months ended July 31, 2005 as compared to 4.6% of net revenues in the similar period in the prior year.  We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

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

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Indirect sales were a majority of our total sales in fiscal 2005 and the first quarter of 2006.  Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during fiscal 2005 consisted of more than 4,000 customers.  We have approximately 45 distributors and resellers.

In the three months ended July 31, 2005, no one party accounted for ten percent or more of our net revenues.

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

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes.  We evaluate our estimates and judgments based on historical experience and apply them on a consistent basis.  We believe that such consistent application results in financial statements and accompanying notes that fairly represent our financial condition, operating results and cash flows for all periods presented.  However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows.

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

We defer the recognition of revenue for certain resellers who have no product return rights and no price protection rights.  In accordance with our policy, we will generally defer the recognition of revenue for certain resellers based on their high dollar volume of purchases.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period.  We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses.  Our accounts receivable balance was $10.5 million, net of allowance for doubtful accounts of $138,000, as of July 31, 2005.

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

We reassess and may adjust the estimated tax rate quarterly.  We apply the current tax rate to our year-to-date income and our tax provision and related accrual is adjusted accordingly.  Our effective income tax rate was 33.3% and 37.0% for the three months ended July 31, 2005 and 2004, respectively.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset.  As of July 31, 2005, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $8.3 million and our valuation allowance was zero.

We have concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our history of income before taxes.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended July 31,
	2005	2004

Net revenues	100.0%	100.0%
Cost of revenues	61.0	48.1
Gross profit	39.0	51.9
Operating expenses:
Research and development	12.4	12.8
Selling, general and administrative	22.9	18.9
Income from operations	3.7	20.2
Interest income and other, net	1.4	0.6
Income before income taxes	5.1	20.8
Income tax provision	1.7	7.7
Net income	3.4%	13.1%

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended July 31,
	2005		2004

EEPROM	$12,483	85.1%	$14,171	84.8%
Flash	1,122	7.6	1,774	10.6
Analog/mixed-signal	1,071	7.3	766	4.6
Net revenues	$14,676	100.0%	$16,711	100.0%

Comparison of the Three Months Ended July 31, 2005 and July 31, 2004

Net Revenues.  Our net revenues decreased approximately $2.0 million, or 12.0%, to $14.7 million for the three months ended July 31, 2005 from $16.7 million for three months ended July 31, 2004.  The decrease in net revenues was primarily due to a decrease in EEPROM average selling prices and unit volume.  These decreases were partially offset by an increase in our analog/mixed-signal product unit volume, especially our Digitally Programmable Potentiometers (“DPP”) products.

Sales to customers outside the United States represented approximately 89% of net revenues for the three months ended July 31, 2005 as compared to 86% of net revenues for the three months ended July 31, 2004.

Gross Profit.  Gross profit decreased $3.0 million, or 34.5%, to $5.7 million for the three months ended July 31, 2005 from $8.7 million for the three months ended July 31, 2004.  The decrease in gross profit was primarily due to weaker demand for our products and the resulting decline in average selling prices, and the shipment of higher cost inventories purchased in fiscal 2005 when foundry capacity was tighter.  In addition, our gross profit in the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004 was unfavorably impacted by movements in our inventory reserves.  The benefit from sales of previously reserved inventory was $225,000 in the first quarter ended July 31, 2005 and $226,000 in the first quarter ended July 31, 2004.  The provision for excess and obsolete inventory was $304,000 in the first quarter ended July 31, 2005 and $155,000 in the first quarter ended July 31, 2004.  The net impact of these inventory provisions was a decrease in gross profit of $79,000 for the first quarter ended July 31, 2005 as compared to an increase in gross profit of $71,000 the first quarter ended July 31, 2004.

Research and Development.  Research and development expense decreased $321,000, or 15.0%, to $1.8 million for the three months ended July 31, 2005 from $2.1 million for the three months ended July 31, 2004.  As a percentage of net revenues, research and development expense was 12.4% for the three months ended July 31, 2005 and 12.8% for the three months ended July 31, 2004.  The decrease in research and development expense was primarily attributable to a $224,000 decrease in employee incentive compensation and a $55,000 decrease related to developmental mask set charges for the three months ended July 31, 2004.  Our first quarter financial results did not meet our bonus plan threshold targets resulting in decreased employee incentive compensation expense.

Selling, General and Administrative.  Selling, general and administrative expense increased $206,000, or 6.5%, to $3.4 million for the three months ended July 31, 2005 from $3.2 million for the three months ended July 31, 2004.  As a percentage of net revenues, selling, general and administrative expense was 22.9% and 18.9% for the three months ended July 31, 2005 and 2004, respectively.  The increase was primarily attributable to a $415,000 increase in fees paid primarily to consultants and accountants related to compliance with Rule 404 of the Sarbanes-Oxley Act of 2002 and a $45,000 increase in marketing expenses.  These increases were primarily offset by a $362,000 decrease in employee incentive compensation.  Our first quarter financial results did not meet our bonus plan threshold targets resulting in decreased employee incentive compensation expense.

Interest Income and Other, net.  We earned net interest and other income of $210,000 for the three months ended July 31, 2005, as compared to net interest income of $109,000 for the three months ended July 31, 2004.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 2.6% for the three months ended July 31, 2005 and approximately 1.2% for the three months ended July 31, 2004.  The increase in net interest income was primarily attributable to an increased rate of return, an increase in the amount of cash, cash equivalents and short-term investments from the sale of 1,450,000 shares of our common stock in a secondary offering that occurred in July 2004 and cash generated from operations.

Income Tax Provision.  The provision for income taxes was $247,000, or 33.3% of income before taxes, for the three months ended July 31, 2005. The provision for income taxes was $1.3 million, or 37.0% of income before taxes, for the three months ended July 31, 2004.  The projected fiscal 2006 effective tax rate for the three months ended July 31, 2005 is lower than the statutory rate of 34% primarily due to the tax benefits associated with the projected fiscal 2006 federal and state research and development tax credits.  The provision for income taxes for the three months ended July 31, 2005 is higher than the fiscal 2005 income tax rate provision of 31.7% primarily due to nonrecurring research and development tax credit true-ups from prior years for fiscal 2005.

Liquidity and Capital Resources

At July 31, 2005, we had cash, cash equivalents and short-term investments of $34.0 million as compared to $33.8 million at April 30, 2005.  In the first quarter of fiscal 2005, we completed a secondary offering of 1,450,000 common shares that raised net proceeds of $8.0 million.  During the three months ended July 31, 2005, we repurchased 54,724 shares for approximately $258,000. We invest our excess cash in short-term financial instruments to generate interest income.  These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year.  They are highly liquid and can be converted to cash at any time.

Historically, our primary source of cash has been provided through operations and through issuance of our common stock.  Our historical uses of cash have primarily been for operating activities as well as capital expenditures.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Three Months Ended July 31,
	2005	2004

Net cash provided by operating activities	$175	$3,590
Net cash proceeds from sales and (used) by purchases of short-term investments	1,907	(7,390)
Acquisition of property and equipment	173	492
Net proceeds from secondary public offering	—	7,987
Treasury stock purchases	$258	$—

Net Cash from Operating Activities

In the three months ended July 31, 2005, we had operating cash flows of $175,000, which was primarily due to net income of $495,000, adjusted for depreciation and amortization of $436,000. Non-cash items included a net increase in inventory reserves of $79,000 and a tax benefit of $348,000 related to the exercise of employee stock options. Cash provided by operating activities included a decrease in gross inventory of $1.1 million due to a decrease in inventory purchases.  Such sources of cash were partially offset by an increase in accounts receivable of $538,000 related to higher concentration of product shipped in the last month of the quarter, a decrease in accounts payable of $551,000 related to decreased test and assembly services and a net decrease in accrued liabilities of $960,000 related to the payout of fiscal 2005 bonuses.

In the three months ended July 31, 2004, we had operating cash flows of $3.6 million, which was primarily due to net income of $2.2 million, adjusted for depreciation and amortization of $404,000. Non-cash items included a net decrease in inventory reserves of $71,000, disposal of mask sets of $235,000 related to the migration towards alternate micron process geometries and a tax benefit of $577,000 related to the exercise of employee stock options. Cash provided by operating activities included a decrease in accounts receivable of $1.8 million related to higher distributor sell-through and an increase in accounts payable of $777,000 related to increased wafer purchases and test and assembly services. The net increase in accrued liabilities of $764,000 is comprised of the 37% income tax provision and the decrease related to the payout of fiscal 2004 bonuses. Such sources of cash were partially offset by an increase in gross inventory of $2.8 million as the finished goods build plan was higher than the rate of shipments. Deferred gross distributor profits decreased as distributors lowered aggregate inventories during the first quarter of fiscal 2005.

Net Cash from Investing Activities

In the three months ended July 31, 2005, investing activities provided $1.7 million, primarily related to the proceeds from the sales and maturities of our short-term investments of $6.0 million and purchases of short-term investments of $4.1 million.  We purchased $173,000 of property and equipment, mostly production mask sets.

In the three months ended July 31, 2004, investing activities used $7.9 million, primarily related to the purchase of short-term investments of $10.6 million and the acquisition of property and equipment of $492,000, primarily related to the purchase of our new enterprise resource planning and supply chain management software and capitalization of associated implementation costs. We received $3.2 million in proceeds from the sales and maturities of our short-term investments.

Net Cash from Financing Activities

In the three months ended July 31, 2005, cash provided by financing activities was $163,000, consisting of $421,000 in proceeds from the sale of common stock through the exercise of stock options.  We used approximately $258,000 to repurchase an aggregate of 54,724 shares of our common stock on the open market during the three months ended July 31, 2005 as part of our final purchase under our original open market repurchase program.

In the three months ended July 31, 2004, cash provided by financing activities was $9.0 million, consisting of $8.0 million in net proceeds from our secondary public offering of 1,450,000 common shares and $369,000 in proceeds from the sale of common stock through the exercise of stock options.  We did not repurchase any stock in the three months ended July 31, 2004.

Common Stock Repurchase Plan

In September 2001, our board of directors authorized a program for the open market repurchase of shares of our common stock.  Under the program, as subsequently amended, we were authorized to purchase up to an aggregate of 3,500,000 shares, which included the most recent authorization in February 2005 for an additional 500,000 shares.  As of July 31, 2005, we had purchased the maximum number of shares authorized under the program.  The purpose of this share repurchase program was to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock.  The following table summarizes the activity of the open market repurchase program for the stated periods and does not include our repurchases of shares from Elex N.V.:

	Three Months Ended July 31,
	2005	2004

Shares repurchased in open market	54,724	—
Total cost of shares	$258,578	—
Average cost per share	$4.73	—

In September 2005, as referenced in Note 11, the board of directors authorized a new stock repurchase program under which the Company may repurchase up to 1.0 million shares of its common stock.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of July 31, 2005 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual cash obligations
Operating leases(1)	$545	$524	$21	$—	$—
Wafer purchases	3,579	3,579	—	—	—
Other purchase commitments	690	690	—	—	—
Total contractual cash obligations	$4,814	$4,793	$21	$—	$—

(1)       Our primary facility lease is our business office in Sunnyvale, California.  This lease expires in 2006 and allows us to exercise an option to extend the term by an additional five years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  As of July 31, 2005, we are not involved in any SPE transactions.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R.  SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principals Board, or APB, Opinion No. 25, or APB 25, to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

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

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006.  We plan to evaluate the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States.  We do not expect to be able to complete this evaluation until late in fiscal 2006 when our qualifying expenses for 2006 will be known. We are currently assessing the impact of adopting FSP FAS 109-2.

On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change.  Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied.  Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used.  Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented.  A change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary.  We are currently assessing the impact of adopting SFAS No. 154 and believes the new standard will not have any material impact on its financial statements.

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

Analog/mixed-signal products accounted for 7.3% and 4.6% of net revenues for the three months ended July 31, 2005 and July 31, 2004, respectively.  We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products.  Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products.  Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products.  If we are unable to realize more revenues from these products, our total revenues may not grow.  In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

We have been unable and in the future we may be unable to obtain sufficient quantities of wafers from our current foundry suppliers to fulfill customer demand.

We currently purchase our production wafers from two foundries.  To address our wafer supply concerns, we plan to continue expanding our foundry capability at our primary supplier by qualifying our products in multiple fabrication plants owned by the supplier and to expand our foundry capacity with other suppliers.  As the need arises, from time to time, we may pursue additional wafer sources.  However, we cannot be certain that these efforts will provide us with access to adequate capacity in the future at costs which will enable us to remain profitable.  Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher.  Our business, financial condition and results of operations could be materially adversely affected by:

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

We will be required to expense stock options and other share-based payments to employees and directors, which will require us to record a significant charge to earnings.  On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  SFAS No. 123(R), as amended, is effective for all stock-based awards granted in fiscal years beginning after June 15, 2006.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  Our pro forma stock compensation expense was $543,000 for the three months ended July 31, 2005.  Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements.  We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this charge in the future.  If we choose not to issue stock options at the levels we have in the past, we believe we may face a more difficult time in attracting and retaining employees.

We may be unable to fulfill all our customers’ orders according to the schedule originally requested due to the constraints in our wafer supply and processing time from die bank to finished goods, which could result in reduced revenues or higher expenses.

Due to the lead time constraints in our wafer supply, foundry activities and other manufacturing processes, from time to time we have been unable to fulfill all our customers’ orders on the schedule originally requested.  Although we attempt to anticipate pending orders and maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders.  Reductions in orders received or cancellation of outstanding orders would result in lower net revenues and reduced operating results, excess inventories and increased inventory reserves.  We may also be required to pay substantially higher per wafer prices to replenish our die bank, which could harm our gross margins.  If we were requested to pay rush charges to our manufacturing or foundry suppliers to meet a customer’s requested delivery date, our expenses may increase and harm our operating results.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past.  For the three months ended July 31, 2005, none of our direct or indirect customers represented 10% or more of our net revenues.  For the three months ended July 31, 2004, sales to ALR Company Limited, a reseller in China, represented 12% of our net revenues.

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

Our business depends on these third parties to sell our products.  As a result, our operating results and financial condition could be materially adversely affected by the loss of one or more of our current distributors or resellers, additional volume pricing arrangements, order cancellations, delay in shipment by one of our distributors or resellers or the failure of our distributors or sellers to successfully sell our products.

We face risks from failures in our manufacturing processes and the processes of our foundries and vendors.

The fabrication of semiconductors, particularly EEPROM products, is a highly complex and precise process.  Our products are currently manufactured by two outside foundries and a number of other vendors participate in assembly, testing, packaging and other processes.  During manufacturing, each wafer is processed to contain numerous EEPROM, flash or analog/mixed-signal devices.  We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

•                       minute impurities;

•                       difficulties in the fabrication process, such as failure of special equipment, operator error or power outages;

•                       defects in the masks used to imprint circuits on a wafer;

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

Rule 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This requirement has only recently become effective.

As a result, we expect to continue to incur related expenses and to devote additional resources to Rule 404 compliance. In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Rule 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

We cannot be certain that our internal control over financial reporting will be effective or sufficient in the future.

It may be difficult to design and implement effective internal control over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal control over financial reporting is combined.  The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems at all. In either case, the effectiveness of our internal control may be impaired. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by an increased scale of growth.

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

We have adopted an enterprise resource planning system and plan to soon implement a supply chain management system, both of which has resulted in and will continue to result in short-term increases in our operating expenses and capital expenditures.

In August 2004, we began to implement enterprise resource planning, or ERP, and supply chain management, or SCM, systems.  The implementation of such systems is a complex and labor-intensive process that requires the investment of a substantial amount of time, money and other resources.  We have incurred approximately $918,000 in costs related to the purchase and implementation of these systems, of which $726,000 were capitalized expenditures.  The ERP system became operational in December 2004 and we currently plan to implement the SCM system in the second quarter of fiscal 2006.  While these expenditures have thus far resulted in the successful installation and operation of a basic ERP system, we may experience difficulties in implementation of the SCM which could: result in significant and unexpected increases in our operating expenses; complicate and prolong our internal data gathering and analysis processes; require us to restructure or develop our internal processes to adapt to the new system; result in overtime work of our employees and the temporary use of outside resources to resolve any software configuration issues and/or to process transactions manually until issues are resolved; result in the loss of management focus as attention paid to implementation is diverted from other issues; and cause disruption of our operations if the further development of the new systems create new or unexpected difficulties or if these systems do not perform as expected.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For the three months ended July 31, 2005 and July 31, 2004, sales outside the United States comprised 89% and 86% of our net revenues, respectively.  The increase in percentage of international revenues in fiscal 2006 was primarily attributable to our increased sales in all markets outside the United States while demand in the United States continued to be weak due to the trend towards outsourcing of electronic systems manufacturing, primarily to Asia.  We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future.  However, our international operations may be adversely affected by the following factors:

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

A substantial portion of our net revenues have been and continue to be derived from sales of low density flash memory products.  Flash memory products represented 7.6% and 10.6% of our net revenues for the three months ended July 31, 2005 and 2004, respectively.  In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition.  Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand.  This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer.  We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it.  Due to these and other factors, we are likely to experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

For example, during the 12 months ended July 31, 2005, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $6.42 to a low of $4.13.  If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur.  In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies.  These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

In 1996, our board of directors adopted a stockholder rights plan with an initial term of ten years.  Under this plan, we issued a dividend of one right for each share of our common stock.  Each right initially entitles stockholders to purchase one one-thousandth of a share of our preferred stock for $18.00.  However, the rights are not immediately exercisable.  If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% of our common stock, unless the rights are redeemed by us for $0.01 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our common stock or the stock of the third party acquirer having a value of twice the right’s then-current exercise price.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation as of July 31, 2005 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)).  Based on that evaluation, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures were not effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.  We reached this conclusion because we determined that we failed to timely file two Current Reports on Form 8-K that had not been filed as of July 31, 2005.  We have subsequently filed both Forms 8-K.  Our management is evaluating our disclosure controls and procedures to determine appropriate changes to prevent future untimely fillings.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any legal proceedings as of the date of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans

May 2, 2005 – June 5, 2005	54,724	$4.73	54,724	0
June 6, 2005 – July 31, 2005	—	$—	—	—
Total	54,724	$4.73	54,724

(1)          In September 2001, our board of directors authorized a program for the open market purchase of shares of our common stock.  Under the program, as subsequently amended, we were authorized to purchase up to an aggregate of 3,500,000 shares, which included the most recent authorization in February 2005 for an additional 500,000 shares.  As of July 31, 2005, we have purchased the maximum number of shares authorized under the program.  See the section entitled “Common Stock Repurchase Plan” in Item 2 of this Quarterly Report on Form 10-Q for further information on this program.

Item 6.  Exhibits

Exhibit Number	Description

10.97	Separation agreement effective as of July 29, 2005 between Barry Wiley and Registrant

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2005	By:	/S/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: September 9, 2005	By:	/S/ THOMAS E. GAY III
Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.97	Separation agreement effective as of July 29, 2005 between Barry Wiley and Registrant

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002