Form 10-Q
period 2005-10-31
CATALYST SEMICONDUCTOR INC
filed 2005-12-09
CIK 899636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

The number of shares outstanding of the Registrant’s Common Stock as of December 1, 2005 was 16,740,104 exclusive of 5,889,444 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 31, 2005	April 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$15,856	$10,978
Short-term investments	18,023	22,815
Accounts receivable, net	12,274	9,966
Inventories	9,832	11,455
Other current assets	5,014	5,063
Total current assets	60,999	60,277
Property and equipment, net	5,717	5,582
Deferred tax assets	4,128	4,128
Other assets	62	74
Total assets	$70,906	$70,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,588	$5,755
Accounts payable – related parties	37	314
Accrued expenses	3,743	4,245
Deferred gross profit on shipments to distributors	1,760	1,879
Total current liabilities	12,128	12,193

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 22,629 shares issued and 16,740 shares outstanding at October 31, 2005 and 22,135 shares issued and 16,590 shares outstanding at April 30, 2005	23	22
Additional paid-in-capital	70,021	68,872
Treasury stock, 5,889 shares at October 31, 2005 and 5,545 shares at April 30, 2005	(23,854)	(22,169)
Retained earnings	12,625	11,203
Accumulated other comprehensive loss	(37)	(60)
Total stockholders’ equity	58,778	57,868
Total liabilities and stockholders’ equity	$70,906	$70,061

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net revenues	$16,931	$15,604	$31,607	$32,315
Cost of revenues	10,493	9,244	19,451	17,280
Gross profit	6,438	6,360	12,156	15,035

Operating expenses:
Research and development	1,976	1,932	3,801	4,075
Selling, general and administrative	3,352	3,392	6,716	6,550
Income from operations	1,110	1,036	1,639	4,410

Interest income and other, net	266	184	479	293
Income before income taxes	1,376	1,220	2,118	4,703
Income tax provision	449	216	696	1,505
Net income	$927	$1,004	$1,422	$3,198

Net income per share:
Basic	$0.05	$0.06	$0.08	$0.18
Diluted	$0.05	$0.05	$0.08	$0.16

Weighted average common shares outstanding:
Basic	16,919	18,221	16,785	17,490
Diluted	18,274	19,978	18,214	19,494

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended October 31,
	2005	2004

Cash flows from operating activities:
Net income	$1,422	$3,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	898	769
Provision for excess and obsolete inventory	543	521
Loss on disposal of property and equipment	—	235
Tax benefits of options	411	607
Changes in assets and liabilities:
Accounts receivable	(2,308)	2,986
Inventories	1,080	(3,872)
Other assets	61	64
Accounts payable (including related parties)	556	(101)
Accrued expenses	(502)	859
Deferred gross profit on shipments to distributors	(119)	(1,112)
Net cash provided by operating activities	2,042	4,154

Cash flows from investing activities:
Purchases of short-term investments	(11,756)	(39,961)
Proceeds from sales and maturities of short-term investments	16,571	20,645
Acquisitions of property and equipment	(1,033)	(3,260)
Net cash provided by/(used in) investing activities	3,782	(22,576)

Cash flows from financing activities:
Common stock issuances	739	465
Net proceeds from secondary public offering	—	7,986
Treasury stock purchases	(1,685)	(180)
Net cash provided by (used in) financing activities	(946)	8,271

Net increase (decrease) in cash and cash equivalents	4,878	(10,151)
Cash and cash equivalents at beginning of the period	10,978	17,245
Cash and cash equivalents at end of the period	$15,856	$7,094

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

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  In a 52 week year, each fiscal quarter consists of 13 weeks.  Fiscal year 2005 was comprised of 52 weeks.  Fiscal year 2006 will be comprised of 52 weeks.  For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to the Company’s fiscal quarter.  The fiscal quarter covered by this report ended on October 30, 2005.

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

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates in these financial statements include inventory valuation, deferral of gross profit on shipments of inventory not sold by distributors at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, reserve for warranty costs, allowances for doubtful accounts receivable and income taxes.  Actual results could differ from those estimates.

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

Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes option pricing model on the date of grant.  The related stock-based compensation expense is recognized over the vesting period.  The following table summarizes the weighted-average assumptions used in the SFAS No. 123 calculation:

	Three Months Ended October 31,
	2005	2004

Expected term (in years)	5.3	4.0
Risk-free interest rate	4.05%	3.11%
Volatility	66.7%	66.0%
Dividend yield	—%	—%

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Reported net income	$927	$1,004	$1,422	$3,198
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(515)	(510)	(1,058)	(1,112)
As adjusted net income	$412	$494	$364	$2,086

As adjusted net income per share:
Basic	$0.02	$0.06	$0.02	$0.18
Diluted	$0.02	$0.03	$0.02	$0.12
Reported net income per share:
Basic	$0.05	$0.05	$0.08	$0.16
Diluted	$0.05	$0.02	$0.08	$0.11

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents.

Short-term Investments

All of the Company’s short-term investments are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, being recorded net of related tax, as a component of accumulated other comprehensive income (loss).  Refer to Note 4 for details related to available-for-sale securities.

Accounts Receivable

The Company’s accounts receivable are reported net of allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable at the end of each reporting period.  The Company analyzes the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts, which is created by recording a provision to selling, general and administrative expenses in the statement of income.

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

The Company markets and sells products directly through its sales force and sales representatives to original equipment manufacturers (“OEM”) and indirectly through distributors and resellers.  Revenues are recognized upon delivery to OEMs and resellers who have no product return rights and no price protection rights.  Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues.  The Company also sells products to certain distributors under agreements which allow certain rights to return the product and provides for price protection rights.  These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months.  As a result of the above, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer.  Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to their end-customers.

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

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statements of income.  The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statements of income.  Such outbound freight costs aggregated to $258,000 and $159,000 for the three months ended October 31, 2005 and 2004, respectively and to $287,000 and $313,000 for the six months ended October 31, 2005 and 2004, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.  Furniture, office equipment and engineering/test equipment are depreciated over five years with the exception of mask sets which are depreciated over two years.  Computer hardware and software is depreciated over three years.  Buildings are generally depreciated over 30 years.  Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

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

As of October 31, 2005, two customers accounted for 10% or more of the Company’s gross accounts receivable.  These two customers each accounted for 11% and 12% of gross accounts receivable, respectively. As of April 30, 2005, one customer accounted for 12% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on the Company’s consolidated statements of income.  Such advertising and promotional expenditures were less than $25,000 in each of the three months ended October 31, 2005 and 2004 and less than $50,000 in each of the six months ended October 31, 2005 and 2004.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources.  Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

Segment Reporting

The Company reports in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  SFAS No. 131 requires the management approach in identifying reportable segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments.  Based on its operating structure and management reporting, the Company has concluded it has one reporting segment: the semiconductor segment.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.  These reclassifications had no impact on total assets, income from operations or net income.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R).  SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, or APB 25, to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

The pro forma effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 1).  Although the pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  Adoption of this accounting standard will have a material adverse impact on its consolidated financial statements.  SFAS No. 123(R) will be effective for the Company’s fiscal quarter ending July 31, 2006.

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

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change.  Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied.  Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used.  Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented.  A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary.  The Company is currently assessing the impact of adopting SFAS No. 154 and believes the new standard will not have any material impact on its financial statements.

Note 3—Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted net income per share is computed using the weighted number of common and potentially dilutive common shares outstanding during the period under the treasury stock method.  In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  A reconciliation of the basic and diluted per share computations for the three months ended October 31, 2005 and October 31, 2004 is as follows (in thousands, except per share data):

	Three Months Ended October 31,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$927	16,919	$0.05	$1,004	18,221	$0.06
Effect of stock options	—	1,355	(0.00)	—	1,757	(0.01)
Diluted	$927	18,274	$0.05	$1,004	19,978	$0.05

Options to purchase 2,305,000 shares of common stock at a weighted average exercise price of $6.37 per share outstanding during the three months ended October 31, 2005 and options to purchase 2,013,000 shares of common stock at a weighted average exercise price of $6.79 per share outstanding during the three months ended October 31, 2004 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

A reconciliation of the basic and diluted per share computations for the six months ended October 31, 2005 and October 31, 2004 is as follows (in thousands, except per share data):

	Six Months Ended October 31,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$1,422	16,785	$0.08	$3,198	17,490	$0.18
Effect of stock options	—	1,429	(0.00)	—	2,004	(0.02)
Diluted	$1,422	18,214	$0.08	$3,198	19,494	$0.16

Options to purchase 2,308,000 shares of common stock at a weighted average exercise price of $6.39 per share outstanding during the six months ended October 31, 2005 and options to purchase 1,488,000 shares of common stock at a weighted average exercise price of $6.96 per share outstanding during the six months ended October 31, 2004 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 4 — Balance Sheet Components

	October 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$14,538	$34	$(50)	$14,522
U.S. government debt securities with maturities over one year	3,525	—	(24)	3,501
Total investments available-for-sale	$18,063	$34	$(74)	$18,023

	April 30, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$20,901	$—	$(88)	$20,813
U.S. government debt securities with maturities over one year	2,008	—	(6)	2,002
Total investments available-for-sale	$22,909	$—	$(94)	$22,815

The net unrealized gains (losses) as of October 31, 2005 and April 30, 2005 are recorded in accumulated other comprehensive loss, net of related tax of $3,000 and $34,000, respectively.

The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying consolidated balance sheets (in thousands).

	October 31, 2005	April 30, 2005
	(In thousands)
Accounts receivable:
Accounts receivable	$12,412	$10,104
Less: Allowance for doubtful accounts	(138)	(138)
	$12,274	$9,966

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three months or six months ended October 31, 2005 and 2004, respectively.

	October 31, 2005	April 30, 2005
	(In thousands)
Inventories:
Work-in-process	$5,799	$7,450
Finished goods	4,033	4,005
	$9,832	$11,455

Property and equipment, net:
Building	$1,955	$2,000
Engineering and test equipment	1,867	1,781
Computer software	687	824
Mask sets	681	407
Computer hardware	197	176
Land	165	165
Leasehold improvements	70	119
Furniture and office equipment	72	82
Vehicles	23	28
	$5,717	$5,582

	October 31, 2005	April 30, 2005
	(In thousands
Accrued expenses:
Accrued employee compensation	$1,164	$1,671
Accrued income taxes	1,329	1,075
Other	1,250	1,499
	$3,743	$4,245

Note 5—Income Taxes

The provision for income taxes was $449,000, or 32.6% of income before taxes, for the three months ended October 31, 2005.  The provision for income taxes was $216,000, or 17.7% of income before taxes, for the three months ended October 31, 2004.

The income tax rate provision for the three months ended October 31, 2004 is lower than the income tax rate provision for the three months ended October 31, 2005 primarily due to expected tax benefits associated with the extension of the federal research credits during the second quarter of fiscal 2005.

The provision for income taxes was $696,000, or 32.9% of income before taxes, for the six months ended October 31, 2005.  The provision for income taxes was $1.5 million, or 32.0% of income before taxes, for the six months ended October 31, 2004.  The income tax rate provision for the six months ended October 31, 2005 is higher than the income tax rate provision for the six months ended October 31, 2004 primarily due to reduced tax benefits associated with federal research credits.  The federal tax law authorizing such credits is set to expire in December 2005.

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

Note 7—Segment Reporting

The Company operates in one business segment, the semiconductor segment.  Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

EEPROM	$14,554	$13,691	$27,038	$27,862
Flash	1,136	1,368	2,258	3,142
Analog/mixed-signal	1,241	545	2,311	1,311
Total net revenues	$16,931	$15,604	$31,607	$32,315

Net revenues by geography were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

United States	$1,947	$2,018	$3,614	$4,430
Hong Kong/China	4,937	3,990	9,294	8,451
Japan	2,091	2,779	4,550	6,104
Europe	1,896	1,849	3,422	4,163
South Korea	1,928	1,589	3,191	3,021
Taiwan	2,446	2,359	4,293	4,032
Other Far East	1,538	403	2,988	1,127
Other Americas	148	617	255	987
Total net revenues	$16,931	$15,604	$31,607	$32,315

For the three months ended October 31, 2005, one customer, Avnet, an international distributor, represented 10% or more of the Company’s net revenues.  For the three months ended October 31, 2004, Memec Electronics, an international distributor, represented 10% or more of the Company’s net revenues.  In July 2005, Avnet acquired Memec Electronics.

For the six months ended October 31, 2005, Avnet, an international distributor, represented 10% or more of the Company’s net revenues.  For the six months ended October 31, 2004, no customer represented 10% or more of the Company’s net revenues.

Property and equipment, net, geographical breakdown was as follows (in thousands):

	October 31, 2005	April 30, 2005

United States	$1,654	$1,771
Romania	2,339	2,429
Thailand	1,345	1,169
Japan	354	181
Other	25	32
Total property and equipment, net	$5,717	$5,582

Note 8—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at October 31, 2005 for which goods and services had not been received were approximately $3.7 million as compared to approximately $3.9 million at April 30, 2005.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty.  Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties.  Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues.  The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual claim experience differs from estimates.  Warranty costs were less than $25,000 for the three months ended October 31, 2005 and 2004 and less than $50,000 for the six months ended October 31, 2005 and 2004.

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

During the six months ended October 31, 2005 and 2004, the Company purchased $1.0 million and $870,000 of wafers, respectively, from X-FAB.  As of October 31, 2005 and April 30, 2005, the total amount owed X-FAB by the Company was $37,000 and $314,000, respectively.  In the first quarter of fiscal 2005, Elex reduced its holdings from 3,578,700 shares, or 21.8% of the outstanding shares of the Company as of April 30, 2004, to 728,700 shares, or 4.4% of the outstanding shares of the Company as of October 31, 2005.

Note 10—Other Comprehensive Income

The components of other comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

Reported net income	$927	$1,004	$1,422	$3,198
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of related tax	(13)	7	23	(36)
Total comprehensive income	$914	$1,011	$1,445	$3,162

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.”  These forward-looking statements include, but are not limited to: the statements relating to downward pricing trends; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing; and the statements relating to our efforts to increase our die supply and decrease our unit costs, and the statements regarding our future sales outside the United States, among others.  These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Operating Results.”

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power.  Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets. For example, in fiscal 2005 and continuing into fiscal 2006, we experienced a downward trend in average selling prices for our non-volatile memory products due to market competition, product availability and manufacturing capacity.  In response to that trend, we are working with our major foundry to migrate the majority of our memory products from 0.8 micron geometries to 0.35 micron geometries in order to increase our die supply and decrease our per unit costs.

We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution.  In fiscal 2003, we strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Bucharest, Romania.  In fiscal 2005, we purchased a new building in Bucharest for our Romanian product development team.  We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed-signal products.

Sales of our analog/mixed-signal products continue to trend upwards, reaching 7.3% of net revenues in the six months ended October 31, 2005 as compared to 4.1% of net revenues in the similar period in the prior year.  We expect net revenues from analog/mixed-signal products to increase in the future.

Our business is less capital intensive than traditional semiconductor companies since we outsource to third parties the manufacturing, assembling and most of the testing of our products.  We strive to maintain long-term relationships with our suppliers to ensure stability in our supply of products at a competitive cost.  Additionally, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for selected products.

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Indirect sales were a majority of our total sales in fiscal 2005 though the second quarter of fiscal 2006.  Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during fiscal 2005 consisted of more than 4,000 customers.  We have approximately 39 active distributors and resellers.

In the six months ended October 31, 2005, one customer accounted for more than ten percent of our net revenues.

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

Gross Profit.  Gross profit is net revenues less cost of revenues and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, the cost of test and assembly services and manufacturing yields.  Cost of revenues consists primarily of costs of manufacturing, assembly and testing of our products as well as compensation and associated costs related to manufacturing support, inbound freight shipments and quality assurance personnel.  It also can include, on occasion, adjustments to inventory valuations based on demand and average selling prices expected in future periods.

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

We sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  We recognize revenues upon delivery to OEM customers and resellers who have no product return rights and no price protection rights.  We deem that delivery occurs when legal title and the risk of loss transfers to the customer.  Delivery is generally defined by the customers’ shipping terms, as stated in the related purchase order.  If the customers’ purchase orders do not define the shipping terms, the shipping terms will be

Ex-Works as defined in our invoice.  We record an estimated allowance for returns from OEM customers and resellers, based on a percentage of our revenues.  This estimate is based on historical averages.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period.  We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expense.  Our accounts receivable balance was $12.3 million, net of allowance for doubtful accounts of $138,000, as of October 31, 2005.

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

We reassess and may adjust the estimated tax rate quarterly.  We apply the current tax rate to our year-to-date income and our tax provision and related accrual is adjusted accordingly.  Our effective income tax rate was 32.9% and 32.0% for the six months ended October 31, 2005 and 2004, respectively.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset.  As of October 31, 2005, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $8.3 million and our valuation allowance was zero.

We have concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our history of income before taxes.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.0	59.2	61.5	53.5
Gross profit	38.0	40.8	38.5	46.5
Operating expenses:
Research and development	11.7	12.5	12.0	12.6
Selling, general and administrative	19.8	21.7	21.3	20.3
Income from operations	6.5	6.6	5.2	13.6
Interest income and other, net	1.6	1.2	1.5	0.9
Income before income taxes	8.1	7.8	6.7	14.5
Income tax provision	2.6	1.4	2.2	4.6
Net income	5.5%	6.4%	4.5%	9.9%

Comparison of the three months ended October 31, 2005 and October 31, 2004

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended October 31,
	2005		2004

EEPROM	$14,554	86.0%	$13,691	87.7%
Flash	1,136	6.7	1,368	8.8
Analog/mixed-signal	1,241	7.3	545	3.5
Net revenues	$16,931	100.0%	$15,604	100.0%

Net Revenues.  Our net revenues increased approximately $1.3 million, or 8.5%, to $16.9 million for the three months ended October 31, 2005 from $15.6 million for three months ended October 31, 2004.  The increase in net revenues was primarily due to improved market demand resulting in an increase in unit volume sold to end customers in both the EEPROM and analog/mixed-signal product groups.

Sales to customers outside the United States represented approximately 88.5% of net revenues for the three months ended October 31, 2005 as compared to 87.1% of net revenues for the three months ended October 31, 2004.

Gross Profit.  Gross profit increased $78,000, or 1.2%, to $6.4 million for the three months ended October 31, 2005 from $6.4 million for three months ended October 31, 2004.  The increase in gross profit was primarily due to improved market demand resulting in increase in overall unit volume of 24.3% and improved factory throughput, market demand and overall unit volume resulting in increased absorption of operational expenses for the three months ended October 31, 2005.  This increase was offset by declining overall average selling prices due to increasing market competition and product mix.  The benefit from sales of previously reserved inventory was $73,000 for the three months ended October 31, 2005 and $333,000 for the three months ended October 31, 2004.  The provision for excess and obsolete inventory was $239,000 the three months ended October 31, 2005 and $366,000 for the three months ended October 31, 2004.  The net impact of these inventory provisions was a decrease in gross profit of $166,000 for the three months ended October 31, 2005 and a decrease in gross profit of $33,000 for the three months ended October 31, 2004.

Research and Development.  Research and development expense increased $44,000, or 2.3%, to $2.0 million for the three months ended October 31, 2005 from $1.9 million for the three months ended October 31, 2004.  The increase in research and development expense was primarily attributable to a $32,000 increase in personnel-related expenses.

Selling, General and Administrative.  Selling, general and administrative expense decreased $40,000, or 1.2%, to $3.4 million for the three months ended October 31, 2005 from $3.4 million for the three months ended October 31, 2004.  The decrease was primarily attributable to a $140,000 decrease in employee incentive compensation and $85,000 decrease in fees paid primarily to consultants and accountants related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These decreases were offset by a $103,000 increase in freight costs to end customers, a $69,000 increase in commission expense as a result of higher net revenue and a $34,000 increase in depreciation expense associated with the implementation of our enterprise resource planning, or ERP, system in late fiscal 2005.

Net Interest Income and Other.  We earned net interest income of $266,000 for the three months ended October 31, 2005 compared to net interest income of $184,000 for the three months ended October 31, 2004.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 3.2% for the three months ended October 31, 2005 and approximately 1.6% for the three months ended October 31, 2004. The increase in net interest income was primarily attributable to the higher rates of return.

Income Tax Provision.  The provision for income taxes was $449,000, or 32.6% of income before taxes, for the three months ended October 31, 2005.  The provision for income taxes was $216,000, or 17.7% of income before taxes, for the three months ended October 31, 2004.  The income tax rate provision for the three months ended October 31, 2004 is lower than the income tax rate provision for the three months ended October 31, 2005 primarily due to tax benefits associated with the extension of the federal research credits during the second quarter of fiscal 2005.

Comparison of the six months ended October 31, 2005 and October 31, 2004

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Six Months Ended October 31,
	2005		2004

EEPROM	$27,038	85.6%	$27,862	86.2%
Flash	2,258	7.1	3,142	9.7
Analog/mixed-signal	2,311	7.3	1,311	4.1
Net revenues	$31,607	100.0%	$32,315	100.0%

Net Revenues.  Our net revenues decreased approximately $708,000, or 2.2%, to $31.6 million for the six months ended October 31, 2005 from $32.3 million for the six months ended October 31, 2004.  The decrease in net revenues was primarily due to increased market competition for our EEPROM products and the resulting decline in average selling prices.

Sales to customers outside the United States represented approximately 88.6% of net revenues for the six months ended October 31, 2005 as compared to 86.3% of net revenues for the six months ended October 31, 2004.

Gross Profit.  Gross profit decreased $2.9 million, or 19.1%, to $12.2 million for the six months ended October 31, 2005 from $15.0 million for the six months ended October 31, 2004.  The decrease in gross profit was primarily due to increased market competition resulting in a decline in overall average selling prices.  The decrease in gross profit was offset by improved factory throughput, greater market demand and increased overall unit volume resulting in increased absorption of operational expenses for the six months ended October 31, 2005.  The benefit from sales of previously reserved inventory was $298,000 for the six months ended October 31, 2005 and $559,000 for the six months ended October 31, 2004.  The provision for excess and obsolete inventory was $543,000 for the six months ended October 31, 2005 and $521,000 for the six months ended October 31, 2004.  The net impact of these inventory provisions was a decrease in gross profit of $245,000 for the six months ended October 31, 2005 and an improvement in gross profit of $38,000 for the six months ended October 31, 2004.

Research and Development.  Research and development expense decreased $274,000, or 6.7%, to $3.8 million for the six months ended October 31, 2005 from $4.1 million for the six months ended October 31, 2004.  The decrease in research and development expense was primarily attributable to a $233,000 decrease in employee incentive compensation and a $91,000 decrease in consulting and professional services related to research & development.  These decreases were primarily offset by a $64,000 increase in other personnel-related expenses.

Selling, General and Administrative.  Selling, general and administrative expense increased $166,000, or 2.5%, to $6.7 million for the six months ended October 31, 2005 from $6.6 million for the six months ended October 31, 2004.  The increase was primarily attributable to a $287,000 increase in auditing fees related our fiscal 2005 compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, a $171,000 increase in personnel-related expenses, a $100,000 severance-related expense for our former VP of Marketing, a $63,000 increase in expense associated with the implementation of our ERP system in late fiscal 2005 and a $43,000 increase in recruiting expenses.  These increases were offset by a $502,000 decrease in employee incentive compensation.

Net Interest Income and Other.  We earned net interest and other income of $479,000 for the six months ended October 31, 2005, as compared to net interest income of $293,000 for the six months ended October 31, 2004.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 2.9% for the six months ended October 31, 2005 and approximately 1.4% for the six months ended October 31, 2004.  The increase in net interest income was primarily attributable to the higher rates of return.

Income Tax Provision.  The provision for income taxes was $696,000, or 32.9% of income before taxes, for the six months ended October 31, 2005.  The provision for income taxes was $1.5 million, or 32.0% of income before taxes, for the six months ended October 31, 2004.  The income tax rate provision for the six months ended October 31, 2005 is higher than the income tax rate provision for the six months ended October 31, 2004 primarily due to reduced tax benefits associated with federal research credits.  The federal tax law authorizing such credits is set to expire in December 2005.

Liquidity and Capital Resources

At October 31, 2005, we had cash, cash equivalents and short-term investments of $33.9 million compared to $33.8 million at April 30, 2005.  During the six months ended October 31, 2005, we repurchased 344,168 shares of our common stock for approximately $1.7 million.  Additionally, employees exercised stock options to generate $739,000.  We invest our excess cash in short-term financial instruments to generate interest income.  These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year.  They are highly liquid and can be converted to cash at any time.

Historically, our primary source of cash has been provided through operations and through issuance of our common stock.  Our historical uses of cash have primarily been for operating activities as well as capital expenditures.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Unaudited Condensed Consolidated Statements of Cash Flows and notes thereto:

	Six Months Ended October 31,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$2,042	$4,154
Net cash proceeds from sales and (purchases) of short-term investments	4,815	(19,316)
Acquisition of property and equipment	(1,033)	(3,260)
Net proceeds from secondary public offering	—	7,986
Treasury stock purchases	$(1,685)	$(180)

Net Cash from Operating Activities

In the six months ended October 31, 2005, we had operating cash flows of $2.0 million which was primarily due to net income of $1.4 million, adjusted for depreciation and amortization of $898,000.  Non-cash items included a net increase in inventory reserves of $245,000 and a tax benefit of $411,000 related to the exercise of employee stock options. Cash provided by operating activities included a decrease in gross inventory of $1.1 million due to increased market demand resulting in higher unit volumes and an increase in accounts payable of $556,000 related to higher inventory purchases in the last month of the quarter.  Such sources of cash were partially offset by an increase in accounts receivable of $2.3 million related to increased shipments and a net decrease in accrued liabilities of $502,000 related to lower incentive compensation expense and federal income tax expense for fiscal 2006.

In the six months ended October 31, 2004, we generated operating cash flows of $4.2 million, which was due primarily to net income of $3.2 million, plus non-cash depreciation and amortization of $769,000, a net decrease in inventory valuation adjustments of $38,000, loss on disposal of mask set fixed assets of $235,000 related to the migration towards smaller process geometries, a tax benefit of $607,000 related to the exercise of employee stock options, a decrease in accounts receivable of $3.0 million due to lower shipments caused by market conditions and a net increase in accrued liabilities of $859,000 related primarily to the 32.0% income tax provision.  Such sources of cash were partially offset by an overall decrease in accounts payable of $101,000, an increase in gross inventory of $3.9 million as we continued to increase the number of wafers in our die bank, and a decrease in deferred gross profit on shipments to distributors of $1.1 million as distributors continued to lower aggregate inventories on hand during the first six months of fiscal 2005.

Net Cash from Investing Activities

In the six months ended October 31, 2005, investing activities provided $3.8 million, primarily related to the proceeds from the sales and maturities of our short-term investments of $16.6 million and purchases of short-term investments of $11.8 million.  We purchased $1.0 million of property and equipment, mostly production mask sets.

In the six months ended October 31, 2004, investing activities used $22.6 million, primarily related to the proceeds from the sales and maturities of our short-term investments of $20.6 million and purchases of short-term investments of $40.0 million as we increased our short term investment position in accordance with our investment policy.  Net cash from investing activities was also impacted by the acquisition of $3.3 million of fixed assets, of which $2.1 million related to the purchase of our new building for our R&D operation in Romania, continuing investments of $413,000 in our new enterprise resource planning and supply chain management systems and capital spending for production mask sets and test and assembly equipment.

Net Cash from Financing Activities

In the six months ended October 31, 2005, net cash used in our financing activities was $946,000, consisting primarily of $1.7 million used to repurchase an aggregate of 344,168 shares of our common stock on the open market during the six months ended October 31, 2005 as well as proceeds of $739,000 from the sale of common stock through the exercise of stock options.

In the six months ended October 31, 2004, net cash provided by financing activities was $8.3 million, consisting of $8.0 million in net proceeds from our public offering of 1.45 million shares and $465,000 in proceeds from the sale of common stock through the exercise of stock options.  We used $180,000 to repurchase an aggregate of 34,200 shares of common stock on the open market, at an average price per share of $5.25.

Common Stock Repurchase Plans

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

In September 2005 the board of directors authorized a new stock repurchase program under which the Company may repurchase up to 1.0 million shares of its common stock.  The purpose of these share repurchase programs was to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock.  The following table summarizes the activity of the open market repurchase programs for the stated periods and does not include our repurchases of shares from Elex N.V.:

	Six Months Ended October 31,
	2005	2004

Shares repurchased in open market	344,168	34,200
Total cost of shares	$1,684,802	$179,488
Average cost per share	$4.90	$5.25

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of October 31, 2005 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
					More
		Less Than			Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual cash obligations
Operating leases(1)	$429	$411	$18	$—	$—
Wafer purchases	3,121	3,121	—	—	—
Other purchase commitments	625	625	—	—	—
Total contractual cash obligations	$4,175	$4,157	$18	$—	$—

(1)  Our primary facility lease is our business office in Sunnyvale, California.  This lease expires in 2006 and allows us to exercise an option to extend the term by an additional five years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of October 31, 2005, we were not involved in any SPE transactions.

Warranties

We provide one year warranties on our products.  Warranty costs may include costs to rescreen, rework or scrap returned products.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R).  SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principals Board, or APB, Opinion No. 25, or APB 25, to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS No. 123(R) on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 1).  Although the pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements.  This statement will be effective for our fiscal quarter ending July 31, 2006.

On March 29, 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations.  SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive.

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  We are currently assessing the impact of adopting FSP FAS 109-2 and we believe the new standard will not have any material impact on its financial statements.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change.  Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied.  Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used.  Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented.  A change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary.  We are currently assessing the impact of adopting SFAS No. 154 and we believe the new standard will not have any material impact on its financial statements.

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

Analog/mixed-signal products accounted for 7.3% and 4.1% of net revenues for the six months ended October 31, 2005 and October 31, 2004, respectively.  We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products.  Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products.  Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products.  If we are unable to realize more revenues from these products, our total revenues may not grow.  In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

We may be unable in the future to obtain sufficient quantities of wafers from our current foundry suppliers to fulfill customer demand.

We currently purchase a majority of our production wafers from two foundries.  To address our wafer supply concerns, we plan to continue expanding our foundry capability at our primary supplier by qualifying our products in multiple fabrication plants owned by the supplier and to expand our foundry capacity with other suppliers.  As the need arises, from time to time, we may pursue additional wafer sources.  However, we cannot be certain that these efforts will provide us with access to adequate capacity in the future at costs which will enable us to remain profitable.  Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher.  Our business, financial condition and results of operations could be materially adversely affected by:

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

We may forecast the future demand for our products incorrectly and produce excess or insufficient inventories of particular products, which may adversely affect our results of operations.

Since we must order products and build inventory substantially in advance of product shipments, we may forecast incorrectly and produce excess or insufficient inventories of particular products.  The ability of our customers to reschedule or cancel orders without significant penalty could adversely affect our liquidity, as we may be unable to adjust our purchases from our wafer suppliers to match any customer changes and cancellations.  As part of our business strategy, we maintain a substantial inventory of sorted wafers in a die bank but limit our investment in finished goods.  We may have adequate wafer inventory to meet customer needs but may be unable to finish the manufacturing process prior to the delivery date specified by the customer.  Demand for our products is volatile and customers often place orders with short lead times.  Our inventory may not be reduced by sufficient demand of customer orders and in the future we may produce excess quantities of our products.

It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time.  During recent fiscal years, as a result of changes in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products.  For example, we recorded inventory write-down charges of $2.7 million in fiscal 2003, which were partially offset by a benefit of $3.1 million relating to products that were written off in prior years and sold during fiscal 2003. In subsequent years, we recorded additional inventory write-down charges of substantially smaller magnitude, which were similarly reduced by the benefit relating to the sales of products that were written off in prior years. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.  To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of our inventory, resulting in inventory write downs or other related factors.

We depend on a small number of suppliers for the supply of wafers and we may be unable to meet customer demand due to our inability to obtain wafers.

We do not manufacture or process the semiconductor wafers used for our products.  In 1985, we began a relationship with our principal foundry supplier.  Since 1987, that foundry has supplied wafers to us and has been our principal foundry source.  In fiscal 2000, an additional foundry began to provide products to us.  We primarily use our principal foundry supplier for fabricating our memory products and our other foundry supplier for fabricating our analog/mixed-signal products.  We do not presently have a wafer supply agreement with our foundry suppliers and instead purchase wafers on a purchase order and acceptance basis.  Our reliance on these independent foundries involves a number of risks, including:

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

We will be required to expense stock options and other share-based payments to employees and directors, which will require us to record a significant charge to earnings.  On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments will no longer an alternative.  SFAS No. 123(R), as amended, is effective for all stock-based awards granted in the fiscal years beginning after June 15, 2006.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  Our pro forma stock compensation expense was $1.1 million for the six months ended October 31, 2005.  Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements.  We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this charge in the future.  If we choose not to issue stock options at the levels we have in the past, we believe we may face a more difficult time in attracting and retaining employees.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past.  For the six months ended October 31, 2005, sales to Avnet, an international distributor, represented 10% or more of our net revenues.  For the six months ended October 31, 2004, sales to Memec Electronics, an international distributor, represented 10% or more of our net revenues.  In July 2005, Avnet acquired Memec Electronics.

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

The fabrication of semiconductors, particularly EEPROM products, is a highly complex and precise process.  Most of our products are currently manufactured by two outside foundries and a number of other vendors participate in assembling, testing and other processing of our products.  During manufacturing, each wafer is processed to provide numerous EEPROM, flash or analog/mixed-signal devices.  We may reject or be unable to sell a substantial percentage of wafers or the components on a given wafer because of:

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

We depend on certain vendors for foundry services, materials, test and assembly services.  We maintain stringent policies regarding qualification of these vendors.  However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products and our results of operations.

Corporate governance regulations have recently increased our costs and may further increase our costs.

Changes in laws and regulations affecting public companies, including the provision of the Sarbanes-Oxley Act of 2002, have imposed new requirements on us and on our officers, directors, attorneys and independent accountants.  In order to comply with these new rules, we have added internal resources and have utilized additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses.  In particular, we expect to incur additional administrative expenses as we maintain compliance with Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting.  In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.  We may also face challenges with our review and reporting of the effectiveness of internal control over financial reporting due to changes in materiality thresholds, interpretive literature and other procedures in future reviews.

We rely on third party subcontractors to sort, assemble, test and ship our products to customers, which reduces our control over quality, delivery schedules and capacity.

We outsource all or a portion of the production planning, assembly, test and finish work of our products, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines.  We do not have long-term contractual arrangements with these subcontractors.  Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes.  Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with OEM customers and indirect sales channels and result in lower operating results.  Because we utilize the services of a group of assembly and test providers, this makes our operation highly complex, requiring a high degree of diligence in managing the costs of production and overall logistics of our manufacturing operations.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For the six months ended October 31, 2005 and October 31, 2004, sales outside the United States comprised 88.5% and 86.3% of our net revenues, respectively.  The increase in percentage of international revenues in fiscal 2006 was primarily attributable to the continuing trend towards outsourcing of electronic systems manufacturing, primarily to Asia.  We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future.  However, our international operations may be adversely affected by the following factors:

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

A substantial portion of our net revenues have been and continue to be derived from sales of low density flash memory products.  Flash memory products represented 7.1% and 9.7% of our net revenues for the six months ended October 31, 2005 and 2004, respectively.  In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition.  Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand.  This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer.  We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it.  Due to these and other factors, we are likely to experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions.  These types of downturns have occurred numerous times in the past, most recently, in calendar 2005.  During such downturns, we experience reduced product demand and production overcapacity which result in competitive pricing pressures leading to accelerated erosion of average selling prices and reduced gross margins.  These downturns may occur for extended periods.  Accordingly, we may experience substantial period-to-period fluctuations in operating results.

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

The markets for our products are characterized by rapidly changing customer demand, over or under utilization of manufacturing capacity and price fluctuations.  To compete successfully, we must introduce new products in a timely manner at competitive price, quality and performance levels.  In particular, our future success will depend on our ability to develop and implement new design and process technologies which enable us to reduce product costs.  Our business, financial condition and results of operations could be materially adversely affected by delays in developing new products, achievement of volume production and market acceptance of new products, successful completion of technology transitions of our existing products to new process geometries or foundries with acceptable yields and reliability.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation.  In addition, it is typical for companies in the industry to receive notices from time to time that allege infringement of patents or other intellectual property rights.  We may receive other notices or become a party to other proceedings alleging our infringement of patents or intellectual property rights in the future.  If it is necessary or desirable, we may seek licenses under such patents or other intellectual property rights.  However, we cannot be certain that licenses will be offered or that we would find the terms of licenses that are offered acceptable or commercially reasonable.  Our failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of the affected products.  Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation by or against us could result in significant expense and divert the efforts of our technical personnel and management, whether or not the litigation results in a favorable resolution.  In the event of an adverse result in any litigation, we could be required to:

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

Many of our employees were previously employed at other companies, including our competitors or potential competitors.  Although we have no current or pending claims against us, we may be subject to claims that we have relied on information that these employees have inadvertently, or otherwise, disclosed trade secrets or other proprietary information of their former employers.  Litigation may be necessary to defend against these claims.  If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to develop new products, which could severely harm our business.  Even if we are successful, litigation could result in substantial costs and be a distraction to management.

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

For example, during the 12 months ended October 31, 2005, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $6.42 to a low of $4.13.  If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur.  In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies.  These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation as of October 31, 2005 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)).  Based on that evaluation, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in internal controls. During the quarter ended October 31, 2005, we implemented a new supply chain management, or SCM, system designed to provide additional operational and financial reporting functionality by allowing users to monitor inventory and business activities at a greater level of detail and with increased timeliness.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any legal proceedings as of the date of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans

August 1, 2005 – September 4, 2005	—	—	—	1,000,000
September 5, 2005 – October 2, 2005	74,000	$4.96	74,000	926,000
October 3, 2005 – October 30, 2005	215,444	$4.92	215,444	710,556
Total	289,444	$4.93	289,444

(1)          In September 2005, the board of directors authorized a new stock repurchase program under which the Company may repurchase up to 1.0 million shares of its common stock.  Through October 31, 2005, the Company has repurchased 3,789,444 shares.  See the section entitled “Common Stock Repurchase Plans” in Item 2 of this Quarterly Report on Form 10-Q for further information on this program.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on September 23, 2005, the following proposals were adopted by the votes indicated.

Proposal	Voted For	Number of Shares Withheld
1. To elect two Class I Director to serve for a three-year term expiring at the 2008 Annual Meeting of Stockholders or until such director’s successors is elected or appointed and qualified.
Henry C. Montgomery —Class I Director	15,517,835	609,561
Gelu Voicu —Class I Director	15,464,384	663,012

The term of office of directors Roland Duchatelet, Garrett Garrettson and Glen Possley continued after the annual meeting.

Proposal	Voted For	Vote Against	Abstain	Broker Nonvotes
2. To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending April 30, 2006.	16,061,539	58,276	7,581	—

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2005	By:	/S/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: December 9, 2005	By:	/S/ THOMAS E. GAY III
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