Form 10-Q
period 2006-01-31
CATALYST SEMICONDUCTOR INC
filed 2006-03-10
CIK 899636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12(b)(2) of the Exchange Act. (Check one):

Large Accelerated filer ☐                   Accelerated filer ☒              Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)(2) of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2006 was 16,494,157 exclusive of 6,256,008 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,	April 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$11,213	$10,978
Short-term investments	21,736	22,815
Accounts receivable, net	10,512	9,966
Inventories	12,048	11,455
Other current assets	4,705	5,063
Total current assets	60,214	60,277
Property and equipment, net	5,710	5,582
Deferred tax assets	4,128	4,128
Other assets	63	74
Total assets	$70,115	$70,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,226	$5,755
Accounts payable – related parties	41	314
Accrued expenses	3,889	4,245
Deferred gross profit on shipments to distributors	1,878	1,879
Total current liabilities	11,034	12,193

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 22,750 shares issued and 16,680 shares outstanding at January 31, 2006 and 22,135 shares issued and 16,590 shares outstanding at April 30, 2005	23	22
Additional paid-in-capital	70,352	68,872
Treasury stock, 6,070 shares at January 31, 2006 and 5,545 shares at April 30, 2005	(24,752)	(22,169)
Retained earnings	13,490	11,203
Accumulated other comprehensive loss	(32)	(60)
Total stockholders’ equity	59,081	57,868
Total liabilities and stockholders’ equity	$70,115	$70,061

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

(In thousands, except per share data)

Net revenues	$14,423	$13,680	$46,030	$45,995
Cost of revenues	8,208	8,432	27,659	25,712
Gross profit	6,215	5,248	18,371	20,283

Operating expenses:
Research and development	1,891	1,940	5,692	6,015
Selling, general and administrative	3,283	3,363	9,999	9,913
Income loss from operations	1,041	(55)	2,680	4,355

Interest income and other, net	362	212	841	505
Income before income taxes	1,403	157	3,521	4,860
Income tax provision	539	50	1,235	1,555
Net income	$864	$107	$2,286	$3,305

Net income per share:
Basic	$0.05	$0.01	$0.14	$0.19
Diluted	$0.05	$0.01	$0.13	$0.17

Weighted average common shares outstanding:
Basic	16,739	17,946	16,770	17,642
Diluted	18,090	19,761	18,174	19,662

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,286	$3,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,389	1,178
Provision for excess and obsolete inventory	327	(97)
Loss on disposal of property and equipment	—	235
Tax benefits of options	522	709
Changes in assets and liabilities:
Accounts receivable	(546)	4,278
Inventories	(920)	(4,845)
Other assets	369	119
Accounts payable (including related parties)	(802)	927
Accrued expenses	(356)	703
Deferred gross profit on shipments to distributors	(1)	(1,610)
Net cash provided by operating activities	2,268	4,902

Cash flows from investing activities:
Purchases of short-term investments	(18,683)	(45,278)
Proceeds from sales and maturities of short-term investments	19,790	33,054
Acquisitions of property and equipment	(1,517)	(3,762)
Net cash used in investing activities	(410)	(15,986)

Cash flows from financing activities:
Common stock issuances	960	580
Net proceeds from secondary public offering	—	7,986
Treasury stock purchases	(2,583)	(5,004)
Net cash provided (used) in financing activities	(1,623)	3,562

Net increase (decrease) in cash and cash equivalents	235	(7,522)
Cash and cash equivalents at beginning of the period	10,978	17,245
Cash and cash equivalents at end of the period	$11,213	$9,723

See accompanying notes to the unaudited condensed consolidated financial statements.

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

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  In a 52 week year, each fiscal quarter consists of 13 weeks.  Fiscal year 2005 was comprised of 52 weeks.  Fiscal year 2006 will be comprised of 52 weeks.  For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to the Company’s fiscal quarter.  The fiscal quarter covered by this report ended on January 29, 2006.  For ease of presentation, the Company refers to the quarter as ending on the last date of the applicable month, or in this case, January 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries, including its subsidiaries.  Nippon Catalyst KK (“NCKK”), a sales organization in Yokohama, Japan and Catalyst Semiconductor Romania SRL (“CSR”), a product development center in Bucharest, Romania.  All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates in these financial statements include inventory valuation, deferral of gross profit on shipments of inventory not sold by distributors at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, actual warranty costs, allowances for doubtful accounts receivable and income taxes.  Actual results could differ from those estimates.

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

Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes option pricing model on the date of grant.  The related stock-based compensation expense is recognized over the vesting period.  The following table summarizes the weighted-average assumptions used in the SFAS No. 123 calculation:

	Three Months Ended January 31,
	2006	2005

Expected term (in years)	5.3	4.0
Risk-free interest rate	4.32%	3.44%
Volatility	63.60%	66.00%
Dividend yield	0.00%	0.00%

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Reported net income	$864	$107	$2,286	$3,305
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(492)	(444)	(1,549)	(1,556)
As adjusted net income (loss)	$372	$(337)	$737	$1,749

As adjusted net income (loss) per share:
Basic	$0.02	$(0.02)	$0.05	$0.10
Diluted	$0.02	$(0.02)	$0.04	$0.09
Reported net income (loss) per share:
Basic	$0.05	$0.01	$0.14	$0.19
Diluted	$0.05	$0.01	$0.13	$0.17

During the periods presented the Company accounted for compensation cost related to employee stock options in accordance with the provisions of APB No. 25 and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. The Company applies SFAS No. 123, which allows entities to continue to apply the provision of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

The accounting for stock-based compensation involves a number of estimates about the expected lives of stock options, interest rates, stock volatility and assumptions as well as the selection of a valuation model. The Company has elected to use the Black-Scholes option valuation model to value its stock-based compensation. A change in any of the estimates used in the model, or the selection of a different option pricing model, could have a material impact on the Company’s pro forma net income (loss) disclosures in the periods presented and on its financial statements in future periods.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with US GAAP.  For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency.  All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars.  The Company purchases wafers from, and has test and assembly activities in, Asia and supports sales and marketing activities in various countries outside of the United States.  Most of these costs are paid in U.S. dollars.  Research and development personnel costs in Romania are tracked against the euro while all other activities are paid in Romanian leu.  Foreign currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income for the period.  The foreign exchange gains and losses were not material for the periods presented.

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

Inventories

Inventory is stated at the lower of standard cost or net realizable value.  Standard cost approximates actual cost on a first-in, first-out basis.  The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.  Once established, inventory write downs are not reversed until the related inventory has been sold or physically scrapped.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statements of income.  The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statements of income.  Such outbound freight costs aggregated to $171,000 and $92,000 for the three months ended January, 2006 and 2005, respectively and to $457,000 and $405,000 for the nine months ended January 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.  Furniture, office equipment and engineering/test equipment are depreciated over five years with the exception of mask sets which are depreciated over two years.  Computer hardware is depreciated over three years.  Computer software is depreciated over three or five years.  Buildings are generally depreciated over 30 years.  Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

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

As of January 31, 2006, two customers accounted for 10% or more of the Company’s gross accounts receivable.  These two customers each accounted for 16% and 10% of gross accounts receivable, respectively. As of April 30, 2005, one customer accounted for 12% of gross accounts receivable.

Concentration of Other Risks

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns.  The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market.  In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  As a result, the Company may experience significant period to period fluctuations in operating results due to the factors mentioned above or other factors.

Advertising Costs

Costs related to advertising and related promotional expenditures are charged to “selling, general and administrative” on the Company’s consolidated statements of income.  Such advertising and related promotional expenditures were less than $50,000 in each of the three months ended January 31, 2006 and 2005 and less than $75,000 in each of the nine months ended January 31, 2006 and 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R).  SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, or APB 25, to stock compensation awards issued to employees.  The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s condensed consolidated financial statements.

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006.  The Company plans to evaluate the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States.  The adoption of FSP FAS 109-2 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change.  Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied.  Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used.  Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented.  A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary.  The Company is currently assessing the impact of adopting SFAS No. 154 and believes the new standard will not have a material impact on its financial statements.

Note 3—Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted net income per share is computed using the weighted number of common and potentially dilutive common shares outstanding during the period under the treasury stock method.  In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  A reconciliation of the basic and diluted per share computations for the three months ended January 31, 2006 and January 31, 2005 is as follows (in thousands, except per share data):

	Three Months Ended January 31,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$864	16,739	$0.05	$107	17,946	$0.01
Effect of stock options	—	1,351	—	—	1,815	—
Diluted	$864	18,090	$0.05	$107	19,761	$0.01

Options to purchase 2,041,000 shares of common stock at a weighted average exercise price of $6.52 per share outstanding during the three months ended January 31, 2006 and options to purchase 2,023,000 shares of common stock at a weighted average exercise price of $6.78 per share outstanding during the three months ended January 31, 2005 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

A reconciliation of the basic and diluted per share computations for the nine months ended January 31, 2006 and January 31, 2005 is as follows (in thousands, except per share data):

	Nine Months Ended January 31,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$2,286	16,770	$0.14	$3,305	17,642	$0.19
Effect of stock options	—	1,404	(0.01)	—	2,020	(0.02)
Diluted	$2,286	18,174	$0.13	$3,305	19,662	$0.17

Options to purchase 2,219,000 shares of common stock at a weighted average exercise price of $6.43 per share outstanding during the nine months ended January 31, 2006 and options to purchase 1,666,000 shares of common stock at a weighted average exercise price of $6.89 per share outstanding during the nine months ended January 31, 2005 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 4 — Balance Sheet Components

	January 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$20,767	$—	$(36)	$20,731
U.S. government debt securities with maturities over one year	1,014	—	(9)	1,005
Total investments available-for-sale	$21,781	$—	$(45)	$21,736

	April 30, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$20,901	$—	$(88)	$20,813
U.S. government debt securities with maturities over one year	2,008	—	(6)	2,002
Total investments available-for-sale	$22,909	$—	$(94)	$22,815

The net unrealized gains (losses) as of January 31, 2006 and April 30, 2005 are recorded in accumulated other comprehensive loss, net of related tax of $13,000 and $34,000, respectively.

The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying consolidated balance sheets (in thousands).

	January 31, 2006	April 30, 2005
	(In thousands)
Accounts receivable:
Accounts receivable	$10,650	$10,104
Less: Allowance for doubtful accounts	(138)	(138)
	$10,512	$9,966

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three months or nine months ended January 31, 2006 and 2005.

	January 31, 2006	April 30, 2005
	(In thousands)
Inventories:
Work-in-process	$7,399	$7,450
Finished goods	4,649	4,005
	$12,048	$11,455

Property and equipment, net:
Building	$1,946	$2,000
Engineering and test equipment	2,010	1,781
Computer software	658	824
Mask sets	623	407
Computer hardware	178	176
Land	165	165
Leasehold improvements	45	119
Furniture and office equipment	66	82
Vehicles	19	28
	$5,710	$5,582

	January 31, 2006	April 30, 2005
	(In thousands
Accrued expenses:
Accrued employee compensation	$988	$1,671
Accrued income taxes	1,764	1,075
Other	1,137	1,499
	$3,889	$4,245

Note 5—Income Taxes

The provision for income taxes was $539,000, or 38.4% of income before taxes, for the three months ended January 31, 2006.  The provision for income taxes was $50,000, or 31.8% of income before taxes, for the three months ended January 31, 2005.  The income tax rate provision for the three months ended January 31, 2006 was higher than the income tax rate provision for the three months ended January 31, 2005 primarily due to additional taxes associated with the revaluation of state deferred tax assets and the filing of federal and state tax returns for the previous fiscal year.

The provision for income taxes was $1.2 million or 35.1% of income before taxes, for the nine months ended January 31, 2006.  The provision for income taxes was $1.6 million, or 32.0% of income before taxes, for the nine months ended January 31, 2005.  The income tax rate provision for the nine months ended January 31, 2006 was higher than the income tax rate provision for the nine months ended January 31, 2005 primarily due to reduced tax benefits associated with federal research credits.

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

Note 7—Segment Reporting

The Company operates in one business segment, the semiconductor segment.  Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

EEPROM	$11,971	$11,705	$39,008	$39,555
Flash	1,329	1,248	3,587	4,402
Analog/mixed-signal	1,123	727	3,435	2,038
Total net revenues	$14,423	$13,680	$46,030	$45,995

Net revenues by geography were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

United States	$1,707	$1,424	$5,321	$5,854
Hong Kong/China	4,212	3,032	13,506	11,483
Japan	1,928	2,109	6,478	8,213
Europe	1,822	1,879	5,244	6,042
South Korea	1,603	1,832	4,795	4,853
Taiwan	2,138	2,262	6,431	6,294
Other Far East	907	575	3,894	1,702
Other Americas	106	567	361	1,554
Total net revenues	$14,423	$13,680	$46,030	$45,995

For the three months ended January 31, 2006, Avnet, an international distributor, represented 15.1% of the Company’s net revenues.  For the three months ended January 31, 2005, Memec, an international distributor, represented 10.2% of the Company’s net revenues.

For the nine months ended January 31, 2006, Avnet, an international distributor, represented 14% of the Company’s net revenues.  For the nine months ended January 31, 2005, no customer represented 10% or more of the Company’s net revenues.

Property and equipment, net, geographical breakdown was as follows (in thousands):

	January 31, 2006	April 30, 2005

United States	$1,700	$1,771
Romania	2,285	2,429
Thailand	1,221	1,169
Japan	466	181
Other	38	32
Total property and equipment, net	$5,710	$5,582

Note 8—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at January 31, 2006 for which goods and services had not been received were approximately $4.9 million as compared to approximately $3.9 million at April 30, 2005.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty.  Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties.  Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues.  The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual claim experience differs from estimates.  Warranty costs were less than $25,000 for each of the three months ended January 31, 2006 and 2005 and less than $75,000 for each of the nine months ended January 31, 2006 and 2005.

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

During the nine months ended January 31, 2006 and 2005, the Company purchased $1.7 million and $1.5 million of wafers, respectively, from X-FAB.  As of January 31, 2006 and April 30, 2005, the total amount owed X-FAB by the

Company was $41,000 and $314,000, respectively.  As of January 31, 2006, Elex holds 728,700 shares or 4.4% of the outstanding shares of the Company.

Note 10—Other Comprehensive Income

The components of other comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

Reported net income	$864	$107	$2,286	$3,305
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of related tax	5	(5)	28	(41)
Total comprehensive income	$869	$102	$2,314	$3,264

Note 11—Subsequent Event

The Company entered into an agreement to purchase land and a building to serve as its principal facility effective on February 3, 2006.  Under the agreement, the Company agreed to pay $3.7 million in cash for the property at 2975 Stender Way, Santa Clara, California.  The transaction is expected to close on or about March 16, 2006.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in “Factors Affecting Future Results.”  These forward-looking statements include, but are not limited to: the statements relating to product pricing trends; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing; and the statements relating to our efforts to increase our die supply and decrease our unit costs, and the statements regarding our future sales outside the United States, among others.  These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under “Factors Affecting Future Operating Results.”

Overview

We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal products.  Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications.  We generally target high volume markets for our cost effective, high quality products.  We have been a committed long-term supplier of memory products which may include periods of tight manufacturing capacity and cyclical market downturns.

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

Sales of our analog/mixed-signal products continue to increase, reaching 7.5% of net revenues in the nine months ended January 31, 2006 as compared to 4.4% of net revenues in the similar period in the prior year.  We expect net revenues from analog/mixed-signal products to increase in the future.

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

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Indirect sales were a majority of our total sales in fiscal 2005 though the third quarter of fiscal 2006.  Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during the nine months ended January 31, 2006 consisted of more than 4,000 customers.  We have approximately 38 active distributors and resellers.

In the nine months ended January 31, 2006, one customer accounted for more than 14% of our net revenues.

Our sales are initiated by purchase orders received from our customers and are typically shipped within a few weeks of receiving the order.  Since industry practice allows customers to reschedule or cancel orders on relatively short notice, we do not use backlog to forecast our future net revenues.  Common industry practices, such as cancellations of customer orders, distributor price protection and distributor stock rotation rights, all industry standards, could result in the loss of future net revenues without allowing us sufficient time to reduce our inventory and operating expenses.

Sales to customers outside the United States comprised the majority of our net revenues in recent periods.  This increasing non-United States growth in net revenues was consistent with industry trends of outsourcing of the manufacturing process, particularly to companies who manufacture in Asia.  Substantially all sales of our products are denominated in U.S. dollars, minimizing the effects of currency fluctuations.

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

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements and related disclosures in conformity with US GAAP requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes.  We evaluate our estimates and judgments based on historical experience and apply them on a consistent basis.  We believe that such consistent application results in financial statements and accompanying notes that fairly represent our financial condition, operating results and cash flows for all periods presented.  However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows.

Recognition of Revenues

We generally recognize revenues as products are shipped if all of the following criteria are met:

•        we have evidence that a sales arrangement exists;

•        our customer has taken title to the products;

•        we have delivered the products and performed the services, if any;

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

Inventory Valuation

We value our inventory at the lower of standard cost or net realizable value.  Standard cost approximates actual cost on a first-in, first-out basis.  We routinely evaluate the value and quantities of our inventory in light of the current market conditions and market trends and we record reserves for quantities in excess of demand, cost in excess of market value and product age.  Our analysis may take into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors.  Our forecasts for our inventory usage may differ from actual inventory use.  The lives of our products are usually long and obsolescence has not been a significant factor historically in the valuation of our inventories.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period.  We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expense.  Our accounts receivable balance was $10.5 million, net of allowance for doubtful accounts of $138,000 as of January 31, 2006.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included on our balance sheet on a net basis.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we establish a valuation allowance or increase this allowance in a period; we will include an additional tax provision in the statement of income.

We reassess and may adjust the estimated tax rate quarterly.  We apply the current tax rate to our year-to-date income and our tax provision and related accrual is adjusted accordingly.  Our effective income tax rate was 35.1% and 32.0% for the nine months ended January 31, 2006 and 2005, respectively.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset.  As of January 31, 2006, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $8.3 million and our valuation allowance was zero.

We have concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our history of income before taxes.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.9	61.6	60.1	55.9
Gross profit	43.1	38.4	39.9	44.1
Operating expenses:
Research and development	13.1	14.2	12.4	13.1
Selling, general and administrative	22.8	24.6	21.7	21.5
Income (loss) from operations	7.2	(0.4)	5.8	9.5
Interest income and other, net	2.5	1.5	1.8	1.1
Income before income taxes	9.7	1.1	7.6	10.6
Income tax provision	3.7	0.3	2.7	3.4
Net income	6.0%	0.8%	4.9%	7.2%

Comparison of the three months ended January 31, 2006 and January 31, 2005

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended January 31,
	2006		2005

EEPROM	$11,971	83.0%	$11,705	85.6%
Flash	1,329	9.2	1,248	9.1
Analog/mixed-signal	1,123	7.8	727	5.3
Net revenues	$14,423	100.0%	$13,680	100.0%

Net Revenues.  Our net revenues increased approximately $743,000 or 5.4%, to $14.4 million for the three months ended January 31, 2006 from $13.7 million for three months ended January 31, 2005.  The increase in net revenues was primarily due to improved market demand resulting in a 17% increase in unit volume sold to end customers.

Sales to customers outside the United States represented approximately 88.2% of net revenues for the three months ended January 31, 2006 as compared to 89.6% of net revenues for the three months ended January 31, 2005.

Gross Profit.  Gross profit increased $967,000 or 18.4%, to $6.2 million for the three months ended January 31, 2006 from $5.2 million for three months ended January 31, 2005.  The increase in gross profit was primarily due to improved market demand resulting in increase in overall unit volume, decreased test and assembly costs and improved factory throughput, resulting in increased absorption of operational expenses for the three months ended January 31, 2006.  This increase was offset by declining overall average selling prices due to increasing market competition and product mix.   The net provision recorded for excess and obsolete inventory was $82,000 in the three months ended January 31, 2006 compared to a $59,000 reduction in the net provision recorded in the three months ended January 31, 2005.

Research and Development.  Research and development expense decreased $49,000, or 2.5%, to $1.9 million for the three months ended January 31, 2006 from $1.9 million for the three months ended January 31, 2005.  The decrease in research and development expense was primarily attributable to a $77,000 decrease in wafer fabrication and test and assembly costs incurred in the research and development efforts.

Selling, General and Administrative.  Selling, general and administrative expense decreased $80,000, or 2.4%, to $3.3 million for the three months ended January 31, 2006 from $3.4 million for the three months ended January 31, 2005.  The decrease was primarily attributable to a decrease in fees paid primarily to consultants related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the past implementation of our enterprise resource planning, or ERP, system in fiscal 2005.  These decreases were offset by an $86,000 increase in freight costs to end customers as a result of higher net revenue and unit volume for the three months ended January 31, 2005.

Net Interest Income and Other.  We earned net interest income of $362,000 for the three months ended January 31, 2006 compared to net interest income of $212,000 for the three months ended January 31, 2005.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 3.7% for the three months ended January 31, 2006 and approximately 2.0% for the three months ended January 31, 2005. The increase in net interest income was primarily attributable to the higher rates of return.

Income Tax Provision.  The provision for income taxes was $539,000 or 38.4% of income before taxes, for the three months ended January 31, 2006.  The provision for income taxes was $50,000, or 31.8% of income before taxes, for the three months ended January 31, 2005.  The income tax rates are impacted by the level of tax credits when compared to pretax income and the current estimate of the level of income subject to California taxation.

Comparison of the nine months ended January 31, 2006 and January 31, 2005

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Nine Months Ended January 31,
	2006		2005

EEPROM	$39,008	84.7%	$39,555	86.0%
Flash	3,587	7.8	4,402	9.6
Analog/mixed-signal	3,435	7.5	2,038	4.4
Net revenues	$46,030	100.0%	$45,995	100.0%

Net Revenues.  Our net revenues were flat at approximately $46.0 million for both the nine months ended January 31, 2006 and the nine months ended January 31, 2005.  While we experienced an improved market demand resulting in a 14% increase in unit volume sold to end customers in the more recent period, net revenues were flat because the increase was off-set by increased market competition resulting in a decline in overall average selling prices.

Sales to customers outside the United States represented approximately 88.4% of net revenues for the nine months ended January 31, 2006 as compared to 87.3% of net revenues for the nine months ended January 31, 2005.

Gross Profit.  Gross profit decreased $1.9 million, or 9.4%, to $18.4 million for the nine months ended January 31, 2006 from $20.3 million for the nine months ended January 31, 2005.  The decrease in gross profit was primarily due to increased market competition resulting in a decline in overall average selling prices.  The decrease in gross profit was offset by improved factory throughput, greater market demand and increased overall unit volume resulting in increased absorption of operational expenses for the nine months ended January 31, 2005.  The net provision for excess and obsolete inventory recorded in the first nine months ended January 31, 2006 was $327,000 compared to a $97,000 reduction in the net provision recorded in the nine month period ended January 31, 2005.

Research and Development.  Research and development expense decreased $323,000, or 5.4%, to $5.7 million for the nine months ended January 31, 2006 from $6.0 million for the nine months ended January 31, 2005.  The decrease in research and development expense was primarily attributable to a $217,000 decrease in employee incentive compensation, a $78,000 decrease in wafer fabrication and test and assembly costs and a $59,000 decrease in occupancy costs for our research and development activities.

Selling, General and Administrative.  Selling, general and administrative expense increased $86,000, or 1%, to $10.0 million for the nine months ended January 31, 2006 from $9.9 million for the nine months ended January 31, 2005.  Selling general and administrative remained relatively flat between the two periods. The increase in selling general and administrative expense between periods was impacted by a decrease in insurance expense of $83,000 offset by an increase in depreciation expense of $85,000 and an increase in consulting fees of $83,000 for consulting work performed for Section 404 compliance.

Net Interest Income and Other.  We earned net interest and other income of $841,000 for the nine months ended January 31, 2006, as compared to net interest income of $505,000 for the nine months ended January 31, 2005.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 3.2% for the nine months ended January 31, 2006 and approximately 1.6% for the nine months ended January 31, 2005.  The increase in net interest income was primarily attributable to the higher rates of return.

Income Tax Provision.  The provision for income taxes was $1.2 million, or 35.1% of income before taxes, for the nine months ended January 31, 2006.  The provision for income taxes was $1.6 million, or 32.0% of income before taxes, for the nine months ended January 31, 2005.  The income tax rate provision for the nine months ended January 31, 2006 is higher than the income tax rate provision for the nine months ended January 31, 2005 primarily due to reduced tax benefits associated with federal research credits.  Although extension of the federal tax credit provision is expected during 2006, the federal tax law authorizing such credits expired in December 2005. As a result, we cannot reflect the benefit of credits until the related laws are enacted.

Liquidity and Capital Resources

At January 31, 2006, we had cash, cash equivalents and short-term investments of $32.9 million compared to $33.8 million at April 30, 2005.  During the nine months ended January 31, 2006, we repurchased 524,759 shares of our common stock for approximately $2.6 million.  Additionally, employees exercised stock options to generate $960,000 during the nine months ended January 31, 2006.  We invest our excess cash in short-term financial instruments to generate interest income.  These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year.  They are highly liquid and can be converted to cash at any time.

Historically, our primary source of cash has been provided through operations and the issuance of our common stock.  Our historical uses of cash have primarily been for operating activities as well as capital expenditures.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Unaudited Condensed Consolidated Statements of Cash Flows and notes thereto:

	Nine Months Ended January 31,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$2,268	$4,902
Net cash proceeds from sales and (purchases) of short-term investments	1,107	(12,224)
Acquisition of property and equipment	(1,517)	(3,762)
Net proceeds from secondary public offering	—	7,986
Treasury stock purchases	$(2,583)	$(5,004)

Net Cash from Operating Activities

In the nine months ended January 31, 2006, we had operating cash flows of $2.3 million which was primarily due to net income of $2.3 million, adjusted for depreciation and amortization of $1.4 million.  Non-cash items included a net increase in inventory reserves of $327,000 and a tax benefit of $522,000 related to the exercise of employee stock options. Cash used by operating activities included an increase in gross inventory of $920,000 due to faster delivery times from our suppliers, a decrease in accounts payable of $802,000 related to a decrease in inventory purchases near the end of the quarter and an increase in accounts receivable of $546,000 related to the timing of recording sales relative to the prior year

In the nine months ended January 31, 2005, we had operating cash flows of $4.9 million which was primarily due to net income of $3.3 million, adjusted for depreciation and amortization of $1.2 million. Non-cash items included a net decrease in accounts receivable of $4.3 million related to our decrease in sales. Cash used by operating activities included a decrease of our deferred gross profit on shipments to distributors of $1.6 million and an increase of our inventories of $4.8 million.

Net Cash from Investing Activities

In the nine months ended January 31, 2006, investing activities used $410,000, primarily related to the proceeds from the sales and maturities of our short-term investments of $19.8 million and purchases of short-term investments of $18.7 million.  We purchased $1.5 million of property and equipment, mostly production mask sets and test equipment.

In the nine months ended January 31, 2005, investing activities of $16 million, primarily related to purchases of short-term investments of $45.3 million and sales of short-term investments of $33.1 million. Our acquisitions of property and equipment of $3.8 million were for our new building for our R&D operation in Romania for $2.1 million and investments in our ERP system and production equipment of $1.7 million.

Net Cash from Financing Activities

In the nine months ended January 31, 2006, net cash used in our financing activities was $1.6 million, consisting primarily of $2.6 million used to repurchase an aggregate of 524,759 shares of our common stock on the open market during the nine months ended January 31, 2006, partially offset by proceeds of $960,000 from the sale of common stock through the exercise of stock options.

In the nine months ended January 31, 2005, net cash provided by our financing activities was $3.6 million, consisting primarily of the net proceeds of $8.0 million the Company received from our secondary offering of 1.4 million shares in July 2004, and by proceeds of $580,000 from the sale of common stock through the exercise of stock options which were offset by the repurchase of 955,000 shares of our common stock for $5 million.

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

	Nine Months Ended January 31,
	2006	2005

Shares repurchased in open market	524,759	955,000
Total cost of shares	$2,582,969	$5,004,000
Average cost per share	$4.92	$5.24

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of January 31, 2006 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual cash obligations
Operating leases(1)	$292	$285	$7	$—	$—
Wafer purchases	4,387	4,387	—	—	—
Other purchase commitments	501	501	—	—	—
Total contractual cash obligations	$5,180	$5,173	$7	$—	$—

(1)          Our primary facility lease is our business office in Sunnyvale, California.  This lease expires in 2006 and will not be extended.  On February 3, 2006, we entered into an agreement to purchase land and a building in Santa Clara, California for $3.7 million which will serve as our principal facility. The purchase of the land and building will be funded by cash and the proceeds from sales of short term investments.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of January 31, 2006, we were not involved in any SPE transactions.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R).  SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principals Board (“APB”) Opinion No. 25, or APB 25, to stock compensation awards issued to employees.  The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s condensed consolidated financial statements.

On December 21, 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision.  The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006.  The Company plans to evaluate the effects of the repatriation provision and in particular of the limitation of the deduction to certain qualifying expenses incurred in the United States.  The adoption of FSP FAS 109-2 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change.  Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied.  Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used.  Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented.  A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary.  The Company is currently assessing the impact of adopting SFAS No. 154 and believes the new standard will not have a material impact on its financial statements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation as of January 31, 2006 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)).  Based on that evaluation, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures were effective as of January 31, 2006 in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in internal controls. During the three months ended October 31, 2005, we implemented a new supply chain management, or SCM, system designed to provide additional operational and financial reporting functionality by allowing users to monitor inventory and business activities at a greater level of detail and with increased timeliness.  During the three months ended January 31, 2006, we completed the SCM system implementation.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any legal proceedings as of the date of this report.

Item 1A.  Risk Factors

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

•                       changes in our product mix including product category, density, package type, lead content, or voltage;

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

Analog/mixed-signal products accounted for 7.5% and 4.4% of net revenues for the nine months ended January 31, 2006 and January 31, 2005, respectively.  We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products.  Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products.  Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products.  If we are unable to realize more revenues from these products, our total revenues may not grow.  In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

We will be required to expense stock options and other share-based payments to employees and directors, which will require us to record a significant charge to earnings.  On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments will no longer an alternative.  SFAS No. 123(R), as amended, is effective for all stock-based awards granted in the fiscal years beginning after June 15, 2006.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  Our pro forma stock compensation expense was $1.5 million for the nine months ended January 31, 2006.  Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements.  We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this charge in the future.  If we choose not to issue stock options at the levels we have in the past, we believe we may face a more difficult time in attracting and retaining employees.

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

It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time.  During recent fiscal years, as a result of changes in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products.  For example, we recorded inventory write-down charges of $2.7 million in fiscal 2003, which were offset by a benefit of $3.1 million relating to products that were written off in prior years and sold during fiscal 2003. In subsequent years, we recorded additional inventory write-down charges of substantially smaller magnitude, which were similarly reduced by the benefit relating to the sales of products that were written off in prior years. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.  To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of our inventory, resulting in inventory write downs or other related factors.

We may be unable to fulfill all our customers’ orders according to the schedule originally requested due to the constraints in our wafer supply and processing time from die bank to finished goods, which could result in reduced revenues or higher expenses.

Due to the lead time constraints in our wafer supply, foundry activities and other manufacturing processes, from time to time we have been unable to fulfill all our customers’ orders on the schedule originally requested.  Although we attempt to anticipate pending orders and maintain an adequate supply of wafers and communicate to our customers delivery dates that we believe we can reasonably expect to meet, our customers may not accept the alternative delivery date or may cancel their outstanding orders.  Reductions in orders received or cancellation of outstanding orders would result in lower net revenues and reduced operating results, excess inventories and increased inventory reserves.  We may also be required to pay substantially higher per wafer prices to replenish our die bank, which could harm our gross margins.  If we were requested to pay rush charges to our manufacturing or foundry suppliers to meet a customer’s requested delivery date, our expenses would increase and possibly harm our operating results.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past.  For the nine months ended January 31, 2006, sales to Avnet, an international distributor, represented 14% of our net revenues.  For the nine months ended January 31, 2005, no customer represented 10% or more of our net revenues.

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

•                       breakage of wafers; or

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

For the nine months ended January 31, 2006 and January 31, 2005, sales outside the United States comprised 89.6% and 87.3% of our net revenues, respectively.  The increase in percentage of international revenues in fiscal 2006 was primarily attributable to the continuing outsourcing of electronic systems manufacturing, primarily to Asia.  We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future.  However, our international operations may be adversely affected by the following factors:

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

A substantial portion of our net revenues have been and continue to be derived from sales of low density flash memory products.  Flash memory products represented 7.8% and 9.5% of our net revenues for the nine months ended January 31, 2006 and 2005, respectively.  In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition.  Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand.  This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer.  We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it.  Due to these and other factors, we are likely to experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

For example, during the 12 months ended January 31, 2006, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $5.44 to a low of $4.13.  If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur.  In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies.  These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

Our charter documents, Delaware law and our stockholder rights plan contain provisions that may inhibit potential acquisition bids, which may adversely affect the market price of our common stock, discourage merger offers or prevent changes in our management.

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of the shares without any further vote or action by our stockholders.  If we issue any of these shares of preferred stock in the future, the rights of shareholders of our common stock may be negatively affected.  If we issue preferred stock, a change of control of our company could be delayed, deferred or prevented.  We have no current plans to issue shares of preferred stock.

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

Item 1.  Legal Proceedings

We are not a party to any legal proceedings as of the date of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans

October 31, 2005 – November, 2005	—	$—	—	710,556
November, 2005 – December, 2005	75,092	$4.95	75,092	635,464
December, 2005 – January, 2006	105,499	$4.99	105,499	529,965
Total	180,591	$4.97	180,591

__________________

(1)          In September 2005, the board of directors authorized a new stock repurchase program under which the Company may repurchase up to 1.0 million shares of its common stock.  Prior to September 2005, the board of directors authorized the repurchase of 3.5 million shares.  Through January 31, 2006, the Company has repurchased 3,970,035 shares under the board of director’s authorized repurchase plans.  See the section entitled “Common Stock Repurchase Plans” in Item 2 of this Quarterly Report on Form 10-Q for further information on this program.

Item 6.  Exhibits

Exhibit Number	Description

10.97(1)	Offer Letter with Scott Brown dated August 18, 2005

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on October 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2006	By:	/s/ GELU VOICU
Gelu Voicu
President,Chief Executive Officer and Director

Date: March 10, 2006	By:	/s/ THOMAS E. GAY III
Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.97(1)	Offer Letter with Scott Brown dated August 18, 2005

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange
Commission on October 11, 2006.