Form 10-K
period 2006-04-30
CATALYST SEMICONDUCTOR INC
filed 2006-07-31
CIK 899636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
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

Common Stock, $.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 2005, the last day of the registrant’s most recently completed second quarter, was $49.5 million based upon the last sales price reported for such date on the NASDAQ Global Market. For purposes of disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of Registrant’s Common Stock outstanding as of June 30, 2006 was 16,350,073.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2006 Definitive Proxy Statement to be filed not later than 120 days after the close of the 2006 fiscal year.

CATALYST SEMICONDUCTOR, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2006
INDEX

CATALYST SEMICONDUCTOR, INC.

EXPLANATORY NOTE

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “projected,” “expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and the semiconductor industry and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Forward-looking statements contained in this Annual Report include, among others, statements regarding expanding our focus in the analog/mixed signal market, providing the most comprehensive lines of serial and parallel EEPROM products in the industry, the ability to take advantage of growth and market opportunities in the industries we provide our products, continued investment in research and development to improve our memory and analog/mixed signal products, the successful implementation of new strategies to meet our long-term strategic goals, the continued ability to competitively provide non-volatile memory products, the sufficiency of our current cash, cash equivalents and available-for-sale securities, our ability to retain and attract employees, our internal controls, the adequacy of our facilities to meet our customers needs, and the effects of new accounting rules. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to: the information contained under the captions “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.   Business

Overview

We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We focus on high volume markets for our cost effective, high quality products. We have been a committed long-term supplier of memory products for the past two decades even through periods of tight manufacturing capacity and cyclical market downturns. We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution. We supply semiconductor products in high volumes to our diverse customer base of more than 3,400 customers and shipped approximately 104 million units on average in each of the last four fiscal quarters.

We outsource the fabrication of our products to third party foundries for a high quality, efficient and long term supply of our products. We focus our internal efforts on product design, testing, marketing and sales. We have strengthened and expanded the expertise of our research and development team by establishing our own engineering center in Bucharest, Romania and by hiring additional experienced engineers in Romania and in our Sunnyvale, California headquarters. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as to broaden our product line of analog/mixed-signal products.

We incorporated in California in October 1985. In May 1993, we reincorporated in Delaware. Our principal executive offices are currently located at 1250 Borregas Avenue, Sunnyvale, California 94089, our telephone number is (408) 542-1000 and our website is www.catsemi.com. We have purchased a building that is being prepared for the relocation of our principal executive offices in August 2006. The address is

2975 Stender Way, Santa Clara, CA 95054. Information contained on or accessible through our website does not constitute a part of this report.

Our fiscal year ends on the Sunday closest to April 30 of each year. We refer to the fiscal year ended April 28, 2002 as fiscal 2002, the fiscal year ended April 27, 2003 as fiscal 2003, the fiscal year ended May 2, 2004 as fiscal 2004, the fiscal year ended May 1, 2005 as fiscal 2005 and the fiscal year ended April 30, 2006 as fiscal 2006. Fiscal 2007 will end on April 29, 2007. For presentation purposes only, we refer in this report to April 30 as the end of each fiscal year.

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

Flash memory provides significant programming flexibility to system designers at a higher density than EEPROM. Although flash memory can be reprogrammed electrically within the system, the number of reprogramming cycles is generally less than EEPROM and only a memory block can be rewritten, not an individual byte. In flash memory, a block consists of an array of memory cells. Flash memory products can be manufactured with storage densities, transfer rates and data alterability comparable to DRAM and can achieve a relatively low manufacturing cost at higher densities. For low-density memory used in high volume applications, flash memory is not cost effective relative to EEPROM. Because of its limitations and cost at low densities, flash memory is not used in certain system critical applications.

The EEPROM market is characterized by high unit volumes sold at relatively low per unit prices. The EEPROM market has a limited number of vendors. Each participant in the EEPROM market has relatively weak pricing power because of interchangeability of available vendors’ parts. EEPROM prices are largely a function of the demand for electronic devices in which they are incorporated, available memory manufacturing capacity, product availability and memory density. In light of these competitive dynamics, some suppliers have exited the EEPROM market, leaving fewer alternatives for original equipment manufacturer, or OEM, customers. Manufacturers customarily use flash memory and EEPROM to address different needs but often within the same electronic system. Since most consumer and industrial electronic devices continue to use EEPROM either separately or in conjunction with other memory, OEM customers want to develop relationships with memory vendors who are likely to be long-term vendors of EEPROM and those vendors which are developing and supplying a broad range of products.

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

Our Competitive Strengths

We have two decades of experience in the design, testing and sale of reprogrammable non-volatile memory products, including EEPROM and low-density flash. We believe we have established a brand name that our OEM and distribution customers associate with cost effective, high quality and high value products supported by excellent customer service. These strengths have helped us grow in the competitive non-volatile memory market. On April 30, 2006, we completed our eighth consecutive fiscal year of profitability. We intend to leverage our OEM customer base and the design and operational expertise developed in our non-volatile memory products to increase our revenues from our non-volatile memory and analog/mixed-signal product offerings.

We believe the following are our key competitive strengths:

High Quality Design.   We have invested and intend to continue to invest substantial resources in research and development to improve our memory and analog/mixed-signal products. To complement our Sunnyvale, California engineering capabilities, in 2003, we established our own design and development center in Bucharest, Romania. We previously used contract personnel in Romania but now have an integrated design organization, which currently includes a total of 45 engineers. Through the development of our EEPROM products, we also routinely design and develop high performance analog and mixed-signal functions for use in our non-volatile memory products. As a result, our design personnel have extensive experience in designing analog blocks, which we believe will enable us to expand our focus to include the complementary analog/mixed-signal product market.

Expertise in High Volume, Efficient Manufacturing.   The markets for our non-volatile memory products are characterized by high unit volumes sold at competitive prices. To reduce cost, we are developing successive generations of our memory products scaled to smaller process geometries which is intended to result in reduced die sizes and lower cost per unit. We conduct the majority of our wafer testing operations in our Sunnyvale, California headquarters and take other steps to maintain and improve the quality of our products. These efforts have improved the yield on our products. We use third party contractors for a majority of our manufacturing, packaging, testing and shipping activities in order to control our costs and to be able to respond quickly to customer requests.

Long-Term, Established Foundry Relationships.   We have worked with our primary foundry supplier located in Japan for more than 20 years. This long standing foundry relationship has enabled us to optimize our designs for its high volume and high yield processes. To reduce our reliance on a single wafer foundry, we also developed our processes so that different fabrication facilities could replicate them. We purchase volume shipments of our products from a United States based foundry, which currently produces most of our analog/mixed-signal products and can act as a second fabrication facility for some of our non-volatile memory products. We also regularly evaluate other foundries that may support the production of a broad range of high performance analog/mixed-signal products for us.

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

Strong Customer Base.   We are one of the largest suppliers of EEPROM in the world and we have relationships with many customers including large OEMs through direct sales, distributors and resellers. During fiscal 2006, we served more than 3,400 customers. Through our collaborations with OEM customers in an interactive product design and development process, we have established durable relationships, solidified our customer base and defined the next generation of our products. Consequently, we believe that we are well positioned to continue to sell our existing and future analog/mixed-signal products to these customers, which could use many of these products in conjunction with our memory products.

Our Strategy

We intend to continue to provide our customers with a reliable source of industry standard non-volatile memory products. We also intend to further improve our non-volatile memory products and become a systems knowledgeable partner to our customers by providing a broad range of standard and custom analog/mixed-signal products. Our strategy includes the following:

Strengthen EEPROM Product Offering.   We intend to continue to develop high performance EEPROM products and reduce our costs by continuing to migrate to smaller process geometries. We intend to continue to provide high quality, competitively priced products with a broad range of densities and voltages. As a result, we intend to strengthen our position in the EEPROM market.

Broaden Standard Analog/Mixed-signal Product Offerings.   We have developed a range of industry standard analog/mixed-signal products that serve high volume markets. Leveraging our large OEM customer base and efficient, high volume manufacturing process, we intend to become a reliable, high volume, cost effective supplier of standard analog/mixed-signal products to existing and new OEM customers. We intend to continue to introduce additional industry standard analog/mixed-signal products to increase net revenues, address new applications and increase our portfolio of analog building blocks for internal reuse in other products, such as application specific analog/mixed-signal products. We reuse proven design blocks, which enables us to reduce the design and manufacturing risks associated with new products and assists us in reducing development times and in achieving higher reliability and manufacturing yields.

Expand Proprietary Analog/Mixed-signal Product Offerings.   We have introduced a range of proprietary analog/mixed-signal products, which often integrate analog elements with reprogrammable non-volatile memory, such as digital potentiometer products, or DPPs, and processor supervisors. We intend to continue to introduce additional embedded memory products and to leverage our non-volatile memory and analog design expertise. We intend to continue to have these products built for us by our foundry suppliers using our proprietary process technology and open source technology, which supports both analog and non-volatile memory elements in a single manufacturing process. Some of our non-volatile memory customers, who include industry leading OEMs, are also beginning to purchase our standard analog products. We are now working with selected customers to develop more highly integrated, high value added products customized for specific applications. We are targeting selected applications in large segments, such as solid state illumination, which is lighting for displays, consumer electronic devices, automotive and other purposes.

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

Products

We use our expertise in non-volatile memory to develop and maintain a broad range of EEPROM products and selected flash memory products. In addition, we have expanded our focus to include analog/mixed-signal products.

Parallel and Serial EEPROM

We offer a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the inter-integrated circuit, or I2C, bus interface of Philips Electronics N.V., the Microwire interface protocol of National Semiconductor Corporation and the serial peripheral interface, or SPI, bus protocol of Motorola, Inc. Additionally, we offer four wire bus interface protocol type products, primarily for Japanese customers. We offer products in a wide variety of densities from 1 kilobit, or Kbit, to 256 Kbit, and voltage ranges from 1.8 volts to 6.0 volts. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are digital cameras, cell phones, digital video recorders, compact disc players, cordless phones, laser printers, memory modules for computers, disk drives, remote controls and various automotive applications.

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

Analog and Mixed-Signal

Although analog/mixed-signal products constitute a relatively small portion of our net revenues, we believe that there is a substantial market opportunity for analog/mixed-signal products and have continued leveraging our design, development and sales skills to expand these product lines. Because applications for non-volatile memory incorporate microcontrollers or microprocessors, many of the products interface with the controllers in various applications such as power management, systems supervision and interface support.

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

Supervisory Products without Memory.   We have also introduced a family of multi-industry supervisory products without EEPROM memory.

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

DC to DC Converters.   Converting one direct current voltage to another within an electronic system is a common requirement, particularly in battery powered applications where the power available from the batteries will decline over time and use. Our designs allow smooth regulated operation of a system throughout the battery life. Our first generation of DC to DC converters is pin compatible with industry standard circuits.

All of the products described above are available in environmentally friendly packages, generally referred to as “green” packages.

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

In addition to our sales and marketing organization located in our Sunnyvale, California headquarters facility, we have sales operations in East Dundee, Illinois, Shanghai and Shenzhen, China, Oxford, United Kingdom, Munich, Germany, Yokohama, Japan, Singapore, Seoul, South Korea and Taipei, Taiwan. Our sales offices support OEMs and manufacturers’ representatives, distributors and resellers. In addition, our Japanese operation works closely with our Japanese foundry partner, OEM customers and their contract manufacturers, as well as our Japanese manufacturers’ representatives, distributors and resellers.

Currently, we have 4 distributors and 2 resellers in North and South America and a network of 7 distributors and 27 resellers throughout Asia, Europe and Africa to support our international business. These firms work with our regional sales managers in developing new opportunities, providing technical support and other value-added services.

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

•       online promotion on our website;

•       developing with our distributors product evaluation boards that include two or more of the distributor’s non-competitive manufacturers thus allowing the distributor’s own sales force to promote more than one supplier at a time;

•       publishing application notes and journal articles to support the design-in of analog/mixed-signal products;

•       development of dedicated demonstration and evaluation boards to assist customer designers in evaluating our products in their systems; and

•       conducting on-site customer engineering training in analog/mixed-signal applications.

Research and Development

We have made and expect to continue to make substantial investments in research and development and to participate in the development of new and existing industry standards. As of April 30, 2006, our research and development staff consisted of 78 engineers working in Sunnyvale, California and Bucharest, Romania.

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

Intellectual Property

We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. As of April 30, 2006, we owned 24 U.S. patents and have 13 pending applications for additional U.S. patents. The expiration dates of our patents range from January 2008 to October 2023. As a result of the rapid changes in technology, the lives of these patents will likely last longer than the economic lives of the technologies they cover. We also have a number of trademarks. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. We also protect our numerous original mask sets under U.S. and foreign copyright laws.

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

Manufacturing

We have established close relationships with our foundry suppliers for our wafer fabrication in an effort to ensure stability in our supply of products and focus our internal efforts on product design and sales. Our designs are manufactured utilizing processes developed jointly by us and our foundry partners. Our Japanese foundry supplier currently manufactures a majority of our high volume production. Our domestic foundry supplier currently manufactures most of our analog/mixed-signal products as well as some of our EEPROM products. We are also working with other foundries in Asia to develop and manufacture additional analog/mixed signal products. We endeavor to develop our processes in a manner that permits the portability of our manufacturing processes. We currently purchase wafer supplies on a purchase order basis. We also maintain a die bank of wafers in order to be able to respond to customer orders quickly and to attempt to manage our exposure to changes in manufacturing capacity and wafer costs.

We have wafer sorting operations at our headquarters facility in Sunnyvale, California to control quality and improve yields and we also utilize a subcontractor in Japan for this purpose. We perform circuit assembly and testing of packaged parts primarily through our subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual die, which are then assembled into packages. The packaged devices are further tested and inspected pursuant to our quality assurance program prior to shipment to our customers. The majority of our assembly and test services are provided by subcontractors located in Thailand and in the Philippines and, to a lesser degree, we also utilize assembly and test services provided by companies in Malaysia, Taiwan and China. We also subcontract certain production planning, test engineering, inventory management, shipping and tape and reel activities to a subcontractor in Thailand and are in the process of forming a subsidiary in Thailand to perform a portion of the functions currently subcontracted.

Competition

The semiconductor industry is highly competitive and has been characterized by price competition, manufacturing capacity constraints and product availability constraints at various times. We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources.

Our non-volatile memory products, such as EEPROM devices, compete on the basis of product performance, price, product availability and customer service. We believe that we compete effectively with respect to each of these competitive factors. Price competition is significant and is expected to continue. We believe our principal competitors for our EEPROM products currently include Atmel Corporation, STMicroelectronics N.V. and Microchip Technology Incorporated.

We also manufacture low density flash memory products, which represent a small subsegment of the flash memory market. This subsegment has been characterized by reduced demand for low density memory, which has resulted in lower product availability and higher cost, due to the shift by most customers to the larger flash memory sizes that we do not offer. Our key competitors for low density or similar flash memory products include Silicon Storage Technology, Inc. and Integrated Silicon Solution, Inc.

We currently compete in the analog/mixed-signal product market on the basis of product performance, product availability, price and customer support. The analog and mixed-signal industry is highly fragmented with competition varying with the applicable segment and subsegments, including: Fairchild Semiconductor International, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor and Texas Instruments Incorporated.

Employees

As of April 30, 2006, we had a total of 155 full-time employees worldwide, including 78 in research and development, 40 in sales and marketing and 37 in operations, executive and administrative functions. Our future success will depend on our ability to attract, train, retain and motivate highly qualified employees. Our employees are not represented by any collective bargaining organization or labor unions. We have never experienced any work stoppage and believe that our employee relations are favorable.

Financial Information About Geographic Areas

For information about revenue and long-lived assets by geography, see “Note 8—Segment Reporting” in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

Executive Officers

Set forth below is certain information as of April 30, 2006, regarding each of our executive officers:

Name	Age	Principal Occupation
Gelu Voicu	56	President, Chief Executive Officer and Director
Thomas E. Gay III	57	Vice President of Finance and Administration and Chief Financial Officer
Sorin Georgescu	54	Vice President of Technology
Irvin W. Kovalik	68	Vice President of Worldwide Sales
George Smarandoiu	59	Vice President of Product Design
Scott Brown	39	Vice President Marketing for Analog/Mixed-Signal Products

Mr. Voicu is the Company’s President and Chief Executive Officer, a position he has held since October 2002. Other management positions held with the Company since his joining in 1993 include Executive Vice President and Chief Operating Officer, Vice President of Engineering and Manufacturing, flash product line director and manager of product engineering. Mr. Voicu is also a board member of the Company. Prior to joining the Company, Mr. Voicu was with Cypress Semiconductor, Inc. a semiconductor company, most recently as senior product engineer. Mr. Voicu holds an MS degree in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

Mr. Gay has been the Company’s Vice President of Finance and Administration and Chief Financial Officer since May 1998. Prior to joining the Company, Mr. Gay held positions at Wireless Access, Inc, a communications device manufacturing company, where he was Controller and Sanmina Corporation, a contract manufacturer, where he was the Corporate Controller. Mr. Gay was also the Company’s Controller from April 1993 to May 1994. He holds a BS degree in Accounting from San Diego State University.

Mr. Georgescu joined the Company in October 2001 as Vice President of Technology. Mr. Georgescu has over 20 years of semiconductor device and process development experience at such firms as Tripath Technology, Inc., SanDisk Corporation and Power Integrations, Inc. His experience includes CMOS, BiCMOS, HVIC (High-Voltage Integrated Circuits) and non-volatile memory technology, processes and architectures. He received a MSEE degree from Polytechncial Institute in Bucharest, Romania.

Mr. Kovalik is the Company’s Vice President of Sales and joined the Company in November 1998. Prior to joining the Company, Mr. Kovalik held positions at Alliance Semiconductor, Inc., a semiconductor company, where he was Director of Strategic Sales; NovaWeb Technologies, Inc., a modem manufacturer, where he was Vice President of Sales; and Sequel, Inc., a semiconductor company, where he was Director of Strategic Sales. In addition, from June 1992 to June 1995, Mr. Kovalik was the Company’s Vice President of Sales. Mr. Kovalik holds a BS degree in Electrical Engineering from the University of Illinois.

Dr. Smarandoiu is the Company’s Vice President of Design. He joined the Company in October 2002 and has over 20 years of analog, system-on-a-chip and nonvolatile memory integrated circuit development experience. From 1992 to 2002, he was employed at Atmel Corporation, a semiconductor company, and served most recently as Atmel’s director of mixed-mode product development. From 1981 to 1992, he was employed by SEEQ Technology, a semiconductor company that was acquired in 1999 by LSI Logic Corporation. At SEEQ he attained the position of director of memory design and was responsible for the development of EEPROM and FLASH products. He received a Doctor of Engineering and Master of Engineering from the University of California, Berkeley.

Mr. Brown has served as the Company’s Vice President of Marketing for analog/mixed-signal products since September 2005. From October 1997 to August 2005, he was Director of RF and mixed-signal products for Micrel Inc., a semiconductor manufacturer. From September 1989 to September 1997, he was a product marketing manager for National Semiconductor, a semiconductor manufacturer. Mr. Brown holds a BSEE degree from Brunel University in the United Kingdom.

Website Postings

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Those reports and statements (1) may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website (www.catsemi.com) as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of such documents may be requested by contacting our Investor Relations Representative at (408) 542-1051 or by sending an e-mail through the Investor Relations page on our website. We have adopted a Code of Business Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We have posted our Code of Business Conduct and Ethics on our website. Any future amendments to this code will also be posted to our website. The information in or that can be accessed through our website is not part of this Annual Report on Form 10-Keport.

Item 1A.                Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the high-technology and semiconductor industry and are the same or similar to those disclosed in our previous SEC filings. The following lists some, but not all, of the risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations. The risks and uncertainties set out below are not the only risks and uncertainties we face.

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

•       gains or losses of significant OEM customers or indirect channel sellers, such as distributors or resellers; and

•       general economic conditions.

Our net revenues and operating results are difficult to forecast. We base our expense levels, in significant part, on our expectations of future net revenues and our expenses are therefore relatively fixed in the short term. If our net revenues fall below our forecasts, our operating results are likely to be disproportionately adversely affected because our costs are difficult to reduce significantly in the short term.

We may never realize a material portion of our net revenues from our analog/mixed-signal products, despite our expenditure of a disproportionate amount of our research and development and marketing resources on these products.

Analog/mixed-signal products accounted for 7.6%, 4.7% and 2.1% of net revenues for fiscal 2006, 2005 and 2004, respectively. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products. Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products. Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. Many customers favor a vendor that offers a broad range of products. If we are unable to realize more revenues from these products, our total revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

We have in the past been unable and in the future we may be unable to obtain sufficient quantities of wafers from our current foundry suppliers to fulfill customer demand.

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

We are now required to expense share-based payments to our employees, and our financial statements will have a significant material adverse charge.

As of May 1, 2006, we are required to expense stock options and other share-based payments to employees and directors, which will require us to record a significant charge to earnings. On

December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. We adopted SFAS No. 123(R) on May 1, 2006, the first day of our fiscal 2007. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Our pro forma stock compensation expense was $2.0 million for fiscal 2006. Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. We are currently evaluating our stock-based compensation programs to determine what our alternatives may be to reduce this expense in the future. If we choose not to issue stock options at the levels we have in the past, we believe we may face more difficulties in attracting and retaining employees.

We depend on a small number of suppliers for our supply of wafers and we may be unable to meet customer demand due to our inability to obtain wafers.

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

It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products. For example, we recorded inventory write-down charges of $1.0 million, $1.1 million and $853,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, which were partially offset by benefits of $794,000, $1.0 million and $2.0 million, relating to products that were written off in prior periods and sold during these fiscal years, respectively. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For fiscal 2006, sales to Avnet, Inc., an international distributor, represented 12% of our net revenues. For fiscal 2005, none of our direct or indirect customers represented 10% or more of our net revenues. For fiscal 2004, sales to ALR Company Limited, a reseller in China, represented 11% of our net revenues.

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

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting and cannot be certain that our internal control over financial reporting will be effective or sufficient in the future.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

It may be difficult to design and implement effective internal control over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal control over financial reporting are combined. For example, in fiscal 2006 we experienced unanticipated delays in closing our books and completing our assessment of the effectiveness of our internal control over financial reporting as required by the Sarbanes-Oxley Act under Section 404. As such, we were not able to file this Annual Report on Form 10-K by the original due date without unreasonable expense or effort. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by increased scale of growth.

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

We expect to relocate our principal executive offices in August 2006, and the transition of our principal executive offices may cause delays that may harm our future operating results

Our existing principal executive offices are located in Sunnyvale, California. Our lease in the Sunnyvale facility expires in July 2006 and will become a monthly rent obligation for the remainder of our occupancy. In anticipation of the expiration of this lease, we began renovations of a new headquarters in April 2006 in a building we purchased in Santa Clara, California in March 2006. There can be no assurance that we will be able to successfully transition all of our administrative operations to the new facility without incurring significant additional costs from extending our lease on a month to month basis for the Sunnyvale facility or that we will not experience any delays in establishing the required infrastructure to operate the business effectively. We may also experience network, telecommunications and other infrastructure disruptions in connection with our move to the new facility, which may limit our ability to complete sales and other transactions until the disruptions are resolved and would negatively affect our operating results. The transition of administrative operations to the new facility could place significant strain on our management and engineering resources and result in diversion of management attention from the day to day operation of our business. In addition, the customer and internal qualification of our wafer testing facilities at the Santa Clara location may not occur in a timely manner, if at all, which may increase our operating expenses and force us to operate two facilities until we successfully qualify the Santa Clara facility. There can be no assurance that we will be able to hire additional management, engineering and other personnel, as needed, to manage effectively, the transition to the new facility, which may harm our future operating results.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For each of fiscal 2006, fiscal 2005 and fiscal 2004, sales outside the United States accounted for approximately 88% of our net revenues. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

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

Additionally, our subcontracted presence in Thailand with Trio-Tech subjects us to additional risks associated with the value of the work-in-process and finished goods inventory located there as well as the test equipment utilized in the operations at the Trio-Tech facility. We are in the process of forming a subsidiary in Thailand that will hire personnel and own certain equipment located in that country in addition to our current operations.

We may face increased management costs and other risks due to the establishment of our product development group in Romania.

In January 2003, we formed a wholly owned subsidiary in Romania to provide engineering services for current products and the development of potential new products. In August 2004, we purchased a building in Bucharest for use by our Romanian engineering group at a cost of $2.1 million. We have no prior experience in establishing or operating engineering services outside of our headquarters in Sunnyvale, California. The expansion of our engineering design operations to remotely situated offices presents a number of substantial risks that could increase our operating expenses and adversely affect our operating results, financial condition and ability to deliver our products and grow our business, including:

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

A significant portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 8.3%, 9.6% and 9.4% of our net revenues in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it. Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These types of downturns have occurred numerous times in the past, most recently, in calendar year 2005. During such downturns, we experience reduced product demand and production overcapacity which result in competitive pricing pressures leading to accelerated erosion of average selling prices and reduced gross margins. These downturns may occur for extended periods. Accordingly, we may experience substantial period-to-period fluctuations in operating results.

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

•       international political, socioeconomic and financial instability, including instability associated with military action in Afghanistan, Iraq or other conflicts;

•       releases or reports by or changes in security analysts’ recommendations; and

•       developments or disputes concerning patents or proprietary rights or other events.

For example, during fiscal 2004, fiscal 2005, fiscal 2006 and to date in fiscal 2007, the trading price of our common stock on the Nasdaq National Market has ranged from a high of $9.75 per share to a low of $2.51 per share. If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

•       the elimination of actions by written consent of stockholders; and

•       the establishment of an advance notice procedure and a minimum holding requirement for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders.

In 1996, our board of directors adopted a stockholder rights plan with an initial term of ten years which will expire in December 2006. Under this plan, we issued a dividend of one right for each share of our common stock. Each right initially entitles stockholders to purchase one one-thousandth of a share of our preferred stock for $18.00. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% of our common stock, unless the rights are redeemed by us for $0.01 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our common stock or the stock of the third party acquirer having a value of twice the right’s then-current exercise price.

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

Item 1B.   Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

Our principal administrative, sales, marketing, research & development and sort facility is currently located in a building of approximately 42,500 square feet in Sunnyvale, California. The facility has a lease commitment through July 2006 and is under a month to month arrangement thereafter. On March 16, 2006, we purchased a 41,965 square-foot building in Santa Clara, California which will house our principal headquarters currently located in Sunnyvale, California. We are scheduled to move in August 2006.

In addition, we purchased our research and development facility in Bucharest, Romania, consisting of 25,800 square feet, in August 2004 and we lease sales office space in East Dundee, Illinois; Shanghai and Shenzhen, China; Oxford, United Kingdom; Munich, Germany; Yokohama, Japan; Singapore; Seoul,

South Korea; and Taipei, Taiwan; and an operations office in Bangpa-in, Thailand. We believe that our existing facilities are adequate to meet our current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.   Legal Proceedings

We are not party to any material legal proceedings as of the date of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2006.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is quoted on the NASDAQ Global Market under the symbol “CATS.”  The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market.

	Price Range
	High	Low
Fiscal year ended April 30, 2005
First Quarter	$8.40	$5.40
Second Quarter	6.20	4.30
Third Quarter	6.42	5.06
Fourth Quarter	5.44	4.13
Fiscal year ended April 30, 2006
First Quarter	$5.06	$4.16
Second Quarter	5.19	4.30
Third Quarter	5.20	4.50
Fourth Quarter	5.05	4.60

As of April 30, 2006, there were approximately 151 holders of record of our common stock, excluding those persons holding shares in street or nominee name. The actual number of our stockholders is greater than this number of holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Our Stock

The following table sets forth certain information regarding purchases by us of shares of our common stock during the fourth quarter of fiscal 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 2006	196,410	$4.96	196,410	333,555
March 2006	191,774	4.93	191,774	141,781
April 2006	—			141,781
Total	388,184	$4.95	388,184

(1)          In September 2005, the board of directors authorized a new stock repurchase program under which we may repurchase up to 1.0 million shares of its common stock. Prior to September 2005, the board of directors authorized the repurchase of 3.5 million shares. Through April 30, 2006, we have repurchased an aggregate of 4,358,219 shares under the board of director’s authorized repurchase plans. See “Note 7—Stockholders’ Equity” in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

Item 6.              Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

	Years Ended April 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$60,217	$62,320	$63,538	$48,221	$42,791
Cost of revenues	36,900	35,852	37,375	28,396	27,158
Gross profit	23,317	26,468	26,163	19,825	15,633
Research and development	7,472	7,910	7,130	5,223	4,380
Selling, general and administrative	13,445	13,696	11,453	10,020	10,652
Income from operations	2,400	4,862	7,580	4,582	601
Interest income and other, net	1,175	732	379	382	663
Income before income taxes	3,575	5,594	7,959	4,964	1,264
Income tax provision (benefit)	1,019	1,773	(1,408)	(1,354)	494
Net income(1)	$2,556	$3,821	$9,367	$6,318	$770
Net income per share:
Basic	$0.15	$0.22	$0.57	$0.38	$0.04
Diluted	$0.14	$0.20	$0.48	$0.34	$0.04
Weighted average common shares:
Basic	16,685	17,507	16,567	16,721	17,829
Diluted	18,220	19,485	19,411	18,339	20,439

(1)          In fiscal 2004 and fiscal 2003, our net income was favorably impacted by $4.7 million and $1.9 million, respectively, due to the reversals of our tax valuation allowance which is now zero.

	April 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,139	$33,793	$33,809	$27,906	$26,295
Total working capital	43,268	48,084	46,338	39,017	36,180
Total assets	70,420	70,061	66,865	50,588	47,924
Total current liabilities	12,890	12,193	12,877	8,235	9,296
Total long-term liabilities and capital lease obligations	—	—	—	—	3,262
Stockholders’ equity	57,530	57,868	53,988	42,353	35,366

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE

The following discussion should be read together with the consolidated financial statements and notes thereto included in this annual report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements contained herein are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See the risks and uncertainties identified in ““Part I. Item 1A. Risk Factors” below and in the documents filed by us from time to time with the Securities and Exchange Commission. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power. Although our average selling prices of our non-volatile memory products have declined over time, prices are sensitive to conditions in our OEM customers’ target markets. For example, in fiscal 2005, we experienced a downward trend in average selling prices and unit volumes for our non-volatile memory products due to weakening market demand, which continued in fiscal 2006. In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution. We have strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Sunnyvale, California headquarters. In fiscal 2006, we purchased a building in Santa Clara, California that will house our principal offices and our principal wafer test operation, which are presently located in Sunnyvale, California. The move is expected to provide employees with modern facilities and make efficient use of space while reducing our occupancy costs. In addition, in fiscal 2005, we purchased a new building in Bucharest for our Romanian product development team. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed-signal products. We are in the process of forming a subsidiary in Thailand that will perform a portion of the inventory management and processing functions that are currently subcontracted to Trio-Tech. This is expected to reduce our expenses and improve our control over the personnel and assets now located in Thailand.

Sales of our analog/mixed-signal products continue to trend upwards, reaching 7.6% of net revenues in fiscal 2006 as compared to 4.7% of net revenues in fiscal 2005. We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

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

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Indirect sales were a majority of our total net revenues in fiscal 2006, fiscal 2005 and fiscal 2004, representing 52% of net revenues in fiscal 2006. Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during fiscal 2006 consisted of more than 3,400 customers. We have approximately 40 distributors and resellers.

In fiscal 2006, one customer represented 12% of our net revenues. For fiscal 2005, no one customer accounted for 10% or more of our net revenues. For fiscal 2004, one customer represented 11% of our net revenues.

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

Sales to customers outside the United States comprised the 88% of our net revenues for each of fiscal 2006, fiscal 2005 and fiscal 2004. Substantially all sales of our products are denominated in U.S. dollars, minimizing the effects of foreign currency fluctuations.

Our net revenues in fiscal 2005 benefited by approximately $1.0 million from the termination of price adjustment and stock rotation rights of certain small regional resellers, which had not historically used those rights that resulted in recognition of revenue and gross margin for the inventories held by such resellers. We did not have similar benefits in fiscal 2006.

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

Selling, General and Administrative.   Selling, general and administrative expense consists primarily of compensation and associated costs for sales, marketing and administrative personnel, commissions, promotional activities, bad debt expense, outbound freight shipments, professional fees and director and officer insurance.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates and judgments based on historical experience and apply them on a consistent basis. These estimates and judgments primarily relate to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; and the valuation of deferred income taxes and income taxes payable, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for revenue recognition and allowance for doubtful accounts receivable and sales returns reserves. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We believe that consistent application results in financial statements and accompanying notes that fairly represent our financial condition, operating results and cash flows for all periods presented. However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows.

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

We sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers that sell to their end customers. We recognize revenues upon delivery to OEM customers and resellers who have no product return rights and no price protection rights. We deem that delivery occurs when legal title and the risk of loss transfers to the customer. Delivery is generally defined by the customers’ shipping terms, as stated in the related purchase order. If the customers’ purchase orders do not define the shipping terms, the shipping terms will be Ex-Works as defined in our invoice. We record an estimated allowance for returns from OEM customers and resellers, based on a percentage of our revenues. This estimate is based on historical averages.

We sell to some of our distributors under agreements which provide for product return and price protection rights. These agreements generally permit the distributor to return up to 10% by value of the total products that the distributor has purchased from us in specified six month periods. We defer recognition of revenues until such time as the distributor resells the product to their end customer, at which time the sales price becomes fixed. On a monthly basis, we receive point of sales and ending inventory information from each distributor. Using this information, we determine the amount of revenues to recognize. For distributors who have product return rights, we also record an inventory reserve to address the cost of products we anticipate that we will not be able to resell after their return by the distributors. For distributors who have price protection rights, distributors may take the associated credits immediately and in general, we process the credits one or two months after the credit is taken by the distributor. We record a reserve to cover the estimated liability of those unprocessed credits. We re-evaluate our revenue recognition policies periodically and no less often than annually.

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

Allowance for Doubtful Accounts Receivable

We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expense. Our accounts receivable balance was $9.5 million, net of allowance for doubtful accounts of $138,000, as of April 30, 2006.

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

We reassess and may adjust the estimated tax rate quarterly. We apply the current tax rate to our year to date income and our tax provision and related accrual is adjusted accordingly. Our effective income tax rate was 28.5% for fiscal 2006.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of April 30, 2006, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $7.5 million and our valuation allowance was zero.

We have concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our history of income before taxes.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Years Ended April 30,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	61.3	57.5	58.8
Gross profit	38.7	42.5	41.2
Operating expenses:
Research and development	12.4	12.7	11.2
Selling, general and administrative	22.3	22.0	18.0
Income from operations	4.0	7.8	12.0
Interest income and other, net	2.0	1.2	0.5
Income before income taxes	6.0	9.0	12.5
Income tax provision (benefit)	1.8	2.9	(2.2)
Net income	4.2%	6.1%	14.7%

Comparison of the Fiscal Years Ended April 30, 2006 and 2005

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Years Ended April 30,
	2006		2005		2004
EEPROM	$50,597	84.1%	$53,397	85.7%	$56,239	88.5%
Flash	5,016	8.3	5,983	9.6	5,988	9.4
Analog/mixed-signal	4,604	7.6	2,940	4.7	1,311	2.1
Net revenues	$60,217	100.0%	$62,320	100.0%	$63,538	100.0%

Net Revenues.   Our net revenues decreased $2.1 million, or 3.4%, to $60.2 million for fiscal 2006 from $62.3 million for fiscal 2005. The decrease in net revenues was primarily due to a decrease in EEPROM average selling prices, which led to a decline of net revenues from our EEPROM and flash memory products of $3.8 million. This decrease was partially offset by an increase in net revenues from our analog/mixed-signal products of $1.7 million, or 58.6% to $4.6 million for fiscal 2006 from $2.9 million for fiscal 2005, which resulted from the introduction of new products and increased sales to our existing OEM customer base. While we experienced an improved market demand that resulted in a 9% increase in total unit volume sold to end customers in fiscal 2006, net revenues decreased overall because the increase in total unit volume was off-set by increased market competition in the more recent period resulting in a 11% decrease in overall average selling prices.

In addition, our net revenues in fiscal 2005 benefited by approximately $1.0 million from the termination of price adjustment and stock rotation rights of certain small regional resellers that had not historically used those rights, which resulted in recognition of revenue and gross margin for the inventories held by such resellers. We did not experience a similar benefit in fiscal 2006.

Sales to customers outside the United States represented approximately 88% of net revenues in both fiscal 2006 and fiscal 2005.

Gross Profit.   Gross profit decreased $3.2 million, or 11.9%, to $23.3 million for fiscal 2006 from $26.5 million for fiscal 2005. Gross margin, which equals gross profit divided by net revenues, was 38.7% for fiscal 2006 and 42.5% for fiscal 2005. The decrease in gross profit was primarily due to increased market competition resulting in a decline in overall average selling prices, as well as the unfavorable impact of movements in our inventory reserves in fiscal 2006 as compared to fiscal 2005. The benefit from sales of previously reserved inventory was $794,000 for fiscal 2006 and $1.0 million for fiscal 2005, and provisions for excess and obsolete inventory were $1.0 million for fiscal 2006 and $1.1 million for fiscal 2005. The net impact of these inventory provisions was a decrease in gross profit of $232,000 in fiscal 2006 as compared to a decrease in gross profit of $83,000 in fiscal 2005.

Research and Development.   Research and development expense decreased $438,000, or 5.5%, to $7.5 million for fiscal 2006 from $7.9 million for fiscal 2005. As a percentage of net revenues, research and development expense was 12.4% in fiscal 2006 and 12.7% in fiscal 2005. The decrease in research and development expense was primarily attributable to a $152,000 decrease in employee incentive compensation, a $143,000 decrease in wafer fabrication and test and assembly costs and a $133,000 decrease in facilities and insurance costs for our research and development activities.

Selling, General and Administrative.   Selling, general and administrative expense decreased $251,000, or 1.8%, to $13.4 million for fiscal 2006 from $13.7 million for fiscal 2005. As a percentage of net revenues, selling, general and administrative expense was 22.3% in fiscal 2006 and 22.0% in fiscal 2005. The decrease in selling, general and administrative expense was primarily attributable to a decrease in employee incentive and commission related compensation of $329,000, a decrease in consulting work performed for Section 404 compliance of $224,000, offset by an increase in depreciation expense for our new enterprise resource planning systems of $104,000, an increase in freight expense of $139,000 for increased unit shipments and an increase in marketing expense of $58,000.

Interest Income and Other, net.   We earned interest income and other, net, of $1.2 million in fiscal 2006 as compared to interest income and other, net, of $732,000 in fiscal 2005. Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 3.4% in fiscal 2006 and approximately 1.8% in fiscal 2005. The change was due to higher average interest rates experienced in fiscal 2006 compared to fiscal 2005, partially offset by lower investable cash.

Income Tax Provision (Benefit).   The provision for income taxes was $1.0 million, or 28.5% of income before taxes, for fiscal 2006. The provision for income taxes was $1.8 million or 31.7% of income before taxes, for fiscal 2005. The income tax rates are impacted by the level of available tax credits as compared to pretax income and the current estimate of the level of income subject to California taxation. The provision for income taxes in fiscal 2006 has also been favorably impacted by the reversal of certain tax accruals upon expiry of the related statue of limitations. Although extension of the federal tax credit provision is expected during 2006, the federal tax law authorizing such credits expired in December 2005. As a result, we cannot reflect the benefit of credits until the related laws are enacted.

Comparison of the Fiscal Years Ended April 30, 2005 and 2004

Net Revenues.   Our net revenues decreased $1.2 million, or 1.9%, to $62.3 million for fiscal 2005 from $63.5 million for fiscal 2004. The decrease in net revenues was primarily due to a decrease in EEPROM unit volume sold, resulting in a decline of net revenues from our EEPROM products of $2.8 million. This decrease was partially offset by an increase in net revenues from our analog/mixed-signal products of $1.6 million, or 124% to $2.9 million for fiscal 2005 from $1.3 million for fiscal 2004, which resulted from the introduction of new products and increased sales to our existing OEM customer base. Net revenues from our flash memory products remained constant at $6.0 million for both fiscal 2005 and fiscal 2004.

Net revenues in fiscal 2005 benefited by approximately $1.0 million from the termination of price adjustment and stock rotation rights of certain small regional resellers that had not historically used those rights, which resulted in recognition of revenues and gross margin for the inventories held by such resellers.

Sales to customers outside the United States represented approximately 88% of net revenues in both fiscal 2005 and fiscal 2004.

Gross Profit.   Gross profit increased $305,000, or 1.2%, to $26.5 million for fiscal 2005 from $26.2 million for fiscal 2004. Gross margin, which equals gross profit divided by net revenues, was 42.5% for fiscal 2005 and 41.2% for fiscal 2004. The $305,000 improvement in gross profit in fiscal 2005 from fiscal 2004 was primarily due to a decline in inventory costs and a reduction in our cost of revenues as a result of a $1.4 million royalty expense we recognized in fiscal 2004 in connection with the settlement of disputed royalty obligations with Philips Electronics. We also benefited from higher average selling prices for our flash memory and analog/mixed signal products in fiscal 2005. These benefits to our gross profit in fiscal 2005 were partially offset by the unfavorable impact of movements in our inventory reserves in fiscal 2005 as compared to fiscal 2004. The benefit from sales of previously reserved inventory was $1.0 million for fiscal 2005 and $2.0 million for fiscal 2004, and provisions for excess and obsolete inventory were $1.1 million for fiscal 2005 and $853,000 for fiscal 2004. The net impact of these inventory provisions was a decrease in gross profit of $83,000 in fiscal 2005 as compared to an increase in gross profit of $1.1 million in fiscal 2004.

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

Interest Income and Other, net.   We earned interest income and other, net, of $732,000 in fiscal 2005 as compared to interest income and other, net, of $379,000 in fiscal 2004. Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 1.8% in fiscal 2005 and approximately 1.2% in fiscal 2004. The change was due to higher average interest rates experienced in fiscal 2005 compared to fiscal 2004 due to improved market conditions.

Income Tax Provision (Benefit).   The effective income tax rate was a provision of 31.7% in fiscal 2005, as compared to a benefit of 17.7% in fiscal 2004. The difference between our fiscal 2005 and fiscal 2004 effective tax rates was primarily attributable to the reversal of our valuation allowance recorded against our net deferred tax asset in fiscal 2004.

Liquidity and Capital Resources

At April 30, 2006, we had cash, cash equivalents and short-term investments of $29.1 million. Our historical sources of cash and capital expenditures have come from our operating activities. During fiscal 2006, we repurchased 912,943 shares of common stock for approximately $4.5 million and purchased a building in Santa Clara, California for $3.7 million, which will serve as our principal headquarters when we relocate in August 2006. Additionally, employees exercised stock options to generate $1.1 million during fiscal 2006. We invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year. They are highly liquid and can be converted to cash at any time.

Net Cash from Operating Activities

In fiscal 2006, we had cash from operating activities of $4.5 million, which resulted from net income of $2.6 million, adjusted for non-cash charges including depreciation and amortization of $1.9 million, a charge of $232,000 for net movements in inventory reserves and a tax benefit of $505,000 related to the exercise of employee stock options. Cash provided by operating activities also included a decrease in gross accounts receivable of $464,000 related to our decrease in net revenues, an increase in accounts payable of $1.5 million primarily due to the timing and amount of inventory purchases, and a decrease in accrued expenses of $1.2 million related primarily to tax liabilities. These decreases were partially offset by an increase in gross inventory of $3.0 million due to faster delivery times from our suppliers, and an increase in our deferred gross profit on shipments to distributors.

In fiscal 2005, we had cash from operating activities of $4.9 million, which resulted from net income of $3.8 million, adjusted for non-cash charges including depreciation and amortization of $1.6 million, a net charge of $1.1 million for movements in inventory reserves, a reduction in gross accounts receivable of $2.6 million, an increase in accounts payable of $1.1 million primarily due to the timing and amount of inventory purchases and an increase in accrued expenses and accrued expenses of $463,000 related primarily to tax liabilities. These increases were partially offset by a reduction of gross inventories of $4.6 million and a decrease of $2.2 million for deferred gross profit on distributor sales due to decreased distributor inventories.

In fiscal 2004, we had cash from operating activities of $10.7 million, which resulted from net income of $9.4 million, adjusted for non-cash charges including depreciation and amortization of $1.4 million, additions to inventory reserves of $853,000, a reduction of gross inventories of $2.6 million, an increase in accounts payable of $1.3 million primarily due to the timing and amount of inventory purchases, an increase in accrued expenses and other liabilities of $891,000 related primarily to the tax provision and an increase of $2.7 million for deferred gross profit on distributor sales due to increased distributor inventories. These increases were partially offset by releases of inventory reserves of $2.0 million resulting from shipments of previously reserved inventory and an increase in gross accounts receivable of $4.7 million due to increased shipments.

Net Cash from Investing Activities

In fiscal 2006, cash used by investing activities was $4.3 million. During fiscal 2006 our short-term investments decreased by $1.4 million. We used $5.7 million to acquire property and equipment, of which

$3.7 million was used for the purchase of a building in Santa Clara, California, which will replace the leased principal headquarters in Sunnyvale, California

In fiscal 2005, cash used by investing activities was $10.4 million. During fiscal 2005, our short-term investments increased by $6.3 million as we transferred those funds from cash and cash equivalents. We also used $4.1 million, which was primarily for the purchase of our new building for our R&D operations in Romania and for continuing investments in our new enterprise resource planning and supply chain management systems.

In fiscal 2004, investing activities provided $1.7 million. During fiscal 2004, our short-term investments declined by $3.5 million as we transferred those funds to cash and cash equivalents. We also used $1.7 million primarily for the acquisition of test equipment.

Net Cash from Financing Activities

In fiscal 2006, cash used by financing activities was $3.4 million, consisting of $4.5 million used for the repurchase of an aggregate of 912,943 shares of common stock on the open market, at an average price per share of $4.93, which was partially offset by $1.1 million in proceeds from the sale of common stock through the exercise of stock options by employees.

In fiscal 2005, cash used by financing activities was $724,000, consisting of $9.6 million for the repurchase of an aggregate of 1,901,176 shares of common stock on the open market, at an average price per share of $5.02, which was partially offset by $8.0 million in net proceeds from our public offering of 1,450,000 shares of common stock in July 2004 and $843,000 in proceeds from the sale of common stock through the exercise of stock options by employees.

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

Common Stock Repurchase Plan

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3,500,000 shares. Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program of up to 1.0 million shares in September 2005.The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans. The following table summarizes the activity of the open market repurchase programs for fiscal 2006, fiscal 2005 and fiscal 2004 and does not include our repurchases of shares from Elex N.V.:

	Years Ended April 30,
	Total	2006	2005	2004
Shares repurchased in open market	2,888,119	912,943	1,901,176	74,000
Total cost of shares	$14,272,000	$4,503,000	$9,553,000	$216,000
Average cost per share	$4.94	$4.93	$5.02	$2.92

Through April 30, 2006 (excluding repurchases of shares from Elex N.V.) we have repurchased 4,358,219 shares under the board of director’s authorized repurchase plans at a total cost of $17,922,088 or an average cost per share of $4.11 per share.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of April 30, 2006 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Years Ended April 30,
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual cash obligations
Operating leases(1)	$1,706	$424	$1,002	$280	$—
Wafer purchases	5,472	5,472	—	—	—
Other purchase commitments	694	694	—	—	—
Total contractual cash obligations	$7,872	$6,590	$1,002	$280	$—

(1)          On March 16, 2006, we purchased a building in Santa Clara, California for $3.7 million, which will replace the leased principal headquarters in Sunnyvale, California that expires July 2006.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of April 30, 2006, we were not involved in any SPE transactions.

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

Effects of Transactions with Related Parties

Elex N.V.

During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”) a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of our Board of Directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of our common stock. The wafers provided by X-FAB include most of our analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries we utilize. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. During fiscal 2006, fiscal 2005 and fiscal 2004, we purchased $2.5 million, $2.4 million and $3.7 million of wafers, respectively, from X-FAB. As of April 30, 2006 and 2005, the total amount owed X-FAB by us was $143,000 and $314,000, respectively. In the first quarter of fiscal 2005, Elex reduced its holdings from 3,578,700 shares, or 21.8% of our outstanding shares as of April 30, 2004, to 728,700 shares, or 4.4% of the outstanding shares of the Company as of April 30, 2005.

We believe that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Recent Accounting Pronouncements

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

The pro forma effects on net income and earnings per share as if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are in the Notes to Consolidated Financial Statements (see Note 1). Although the pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R). Adoption of this accounting standard will have a material adverse impact on our consolidated financial statements. SFAS No. 123(R) will be effective for our fiscal quarter ending July 31, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our condensed consolidated financial statements.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Err or Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change.

Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principles be applied retrospectively. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Under SFAS No. 154, a change in reporting entity is also applied retrospectively as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. We are currently assessing the impact of adopting SFAS No. 154 and believe the new standard will not have a material impact on its financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.   We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. government debt securities and cash deposits. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% change in interest rates would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk.   The majority of our sales, manufacturing costs, and research and development and marketing expenses are transacted in U.S. dollars. Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations. Gains and losses from fluctuations in exchange rates have not been material to us to date.

Item 8.   Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this Item are set forth at the pages indicated in Part IV, Item 15(a).

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

	Three Months Ended
	Apr. 30, 2006	Jan. 31, 2006	Oct. 31, 2005	July 31, 2005	Apr. 30, 2005	Jan. 31, 2005	Oct. 31, 2004	July 31, 2004
	(Unaudited) (In thousands, except per share data)
Net revenues	$14,187	$14,423	$16,931	$14,676	$16,325	$13,680	$15,604	$16,711
Gross profit	4,946	6,215	6,438	5,718	6,185	5,248	6,360	8,675
Income (loss) from operations	(283)	1,041	1,110	532	507	(55)	1,036	3,374
Net income(1)	$270	$864	$927	$495	$516	$107	$1,004	$2,194
Net income per share:
Basic	$0.02	$0.05	$0.05	$0.03	$0.03	$0.01	$0.06	$0.13
Diluted	$0.02	$0.05	$0.05	$0.03	$0.03	$0.01	$0.05	$0.12

(1)             In the quarter ended April 30, 2006, our net income was favorably impacted by $226,000 due to the expiry of a state income tax statute of limitation.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management assessed the effectiveness of the company’s internal control over financial reporting as of April 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, our management concluded that, as of April 30, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 9B.   Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s 2006 definitive proxy statement to be filed not later than 120 days following the close of the 2006 fiscal year (“2006 Definitive Proxy Statement”).

Item 10.   Directors and Executive Officers of the Registrant

Certain information regarding our executive officers required by this Item 10 is contained under Part 1, Item 1, “Executive Officers” and is incorporated herein by reference.

The information required under this Item is hereby incorporated by reference from the Company’s 2006 Definitive Proxy Statement.

Item 11.   Executive Compensation

The information required under this Item is hereby incorporated by reference from the Company’s 2006 Definitive Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is hereby incorporated by reference from the Company’s 2006 Definitive Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The information required under this Item is hereby incorporated by reference from the Company’s 2006 Definitive Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required under this Item is hereby incorporated by reference from the Company’s 2006 Definitive Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

See Index to Consolidated Financial Statements on page F-1 hereof.

(a)(2)   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)   Exhibits

Exhibit No.	Description
3.2(7)	Restated Certificate of Incorporation of Registrant
3.4(6)	Bylaws of Registrant
4.1(12)	Specimen Stock Certificate

4.2(3)	Preferred Shares Rights Agreement, dated as of December 3,1996, between Catalyst Semiconductor, Inc. and FirstNational Bank of Boston
4.2.1(10)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N.A., as rights agent
4.2.2(10)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N.A., as rights agent
4.2.3(9)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and Equiserve Trust Company N.A., as rights agent
4.2.4(10)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and Equiserve Trust Company N.A., as rights agent
4.2.5(13)	Amendment No. 5 to Preferred Shares Rights Agreement dated as of April 22, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.2.6(14)	Amendment No. 6 to Preferred Shares Rights Agreement dated as of June 18, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.6(11)	2003 Stock Incentive Plan
4.6.1(24)	Form of Stock Option Agreement under 2003 Stock Incentive Plan.
4.7(11)	2003 Director Stock Option Plan
4.7.1(24)	Form of 2003 Director Option Plan (same as 4.6.1)
4.8(8)	1998 Special Equity Incentive Plan
10.27(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.38(2)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant
10.61(4)	Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.
10.61.1(5)	Amended and Restated Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.
10.61.2(13)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004
10.61.3(13)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004
10.83(9)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant
10.84(10)*	Form of Change of Control Agreement between Registrant and its non-employee directors
10.85(15)*	Employment Agreement dated May 23, 2003 between Gelu Voicu and Registrant
10.86(13)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.
10.87(17)*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant
10.88(16)	Sale-Purchase Promissory Agreement dated November 6, 2003 between Registrant and S.C. Hathor Impex SRL
10.89(4)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V.

10.90(5)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V.
10.91(18)	Fiscal 2005 Bonus Plan.
10.92(19)	Severance Agreement dated August 23, 2005 between Thomas Gay and Registrant.
10.93(19)	Severance Agreement dated August 23, 2005 between Sorin Georgescu and Registrant.
10.94(19)	Severance Agreement dated August 23, 2005 between Irvin Kovalik and Registrant.
10.95(19)	Severance Agreement dated August 23, 2005 between George Smarandoiu and Registrant
10.96(20)	Fiscal 2006 Bonus Plan.
10.97(21)	Separation agreement effective as of July 29, 2005 between Barry Wiley and
10.98(22)	Offer Letter with Scott Brown dated August 18, 2005.
10.99(23)	Agreement of Sale by and between 2975 Stender Associates LLC and Catalyst Semiconductor, Inc. effective as of February 3, 2006.
10.100(25)	Lease Agreement entered into on March 6, 2006 by and between Catalyst Semiconductor International, Inc. and Stars Microelectronics.
21.1	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 47)
31.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)          Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended August 2, 1998.

(6)          Incorporated by reference to Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission for the quarter ended November 1, 1998.

(7)          Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on December 18, 1998.

(8)          Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the Securities and Exchange Commission on July 27, 2000.

(9)          Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended October 28, 2001.

(10)   Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2002.

(11)   Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 24, 2002 (File No. 333-102201).

(12)   Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on April 29, 1993.

(13)   Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116425).

(14)   Incorporated by reference to Registrant’s Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on June 22, 2004 (File No. 333-116425).

(15)   Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 27, 2003.

(16)   Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended February 1, 2004.

(17)   Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended May 2, 2004.

(18)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

(19)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2005.

(20)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.

(21)   Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended July 31, 2005.

(22)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 11, 2005.

(23)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2006.

(24)   Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 3, 2006 (File No. 333-132204).

(25)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2006.

†                    Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*                    Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale and State of California, on July 31, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on July 31, 2006.

By:	/s/ GELU VOICU	President, Chief Executive Officer and	July 31, 2006
	Gelu Voicu	Director (Principal Executive Officer)
By:	/s/ THOMAS E. GAY III	Vice President of Finance and Administration and Chief Financial	July 31, 2006
	Thomas E. Gay III	Officer (Principal Financial and Accounting Officer)
By:	/s/ ROLAND M. DUCHÂTELET	Director	July 31, 2006
Roland M. Duchâtelet
By:	/s/ GARRETT GARRETTSON	Director	July 31, 2006
Garrett Garrettson
By:	/s/ HENRY C. MONTGOMERY	Chairman of the Board	July 31, 2006
Henry C. Montgomery
By:	/s/ GLEN G. POSSLEY	Director	July 31, 2006
Glen G. Possley

CATALYST SEMICONDUCTOR, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Catalyst Semiconductor, Inc.

We have completed integrated audits of Catalyst Semiconductor, Inc.’s fiscal 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiaries at April 30, 2006 and May 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
San Jose, California
July 31, 2006

CATALYST SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2006	2005
	(In thousands except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,730	$10,978
Short-term investments	21,409	22,815
Accounts receivable, net	9,502	9,966
Inventories	14,262	11,455
Deferred tax assets	2,771	4,188
Other current assets	484	875
Total current assets	56,158	60,277
Property and equipment, net	9,408	5,582
Deferred tax assets	4,759	4,128
Other assets	95	74
Total assets	$70,420	$70,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,453	$5,755
Accounts payable—related parties	143	314
Accrued expenses	3,002	4,245
Deferred gross profit on shipments to distributors	2,292	1,879
Total current liabilities	12,890	12,193
Commitments and contingencies (Notes 5 and 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 22,808 shares issued and 16,350 shares outstanding at April 30, 2006 and 22,135 shares issued and 16,590 shares outstanding at April 30, 2005	23	22
Additional paid-in-capital	70,461	68,872
Treasury stock, 6,458 shares at April 30, 2006 and 5,545 shares at April 30, 2005	(26,672)	(22,169)
Retained earnings	13,759	11,203
Accumulated other comprehensive loss	(41)	(60)
Total stockholders’ equity	57,530	57,868
Total liabilities and stockholders’ equity	$70,420	$70,061

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended April 30,
	2006	2005	2004
	(In thousands, except per share data)
Net revenues	$60,217	$62,320	$63,538
Cost of revenues	36,900	35,852	37,375
Gross profit	23,317	26,468	26,163
Operating expenses:
Research and development	7,472	7,910	7,130
Selling, general and administrative	13,445	13,696	11,453
Income from operations	2,400	4,862	7,580
Interest income and other, net	1,175	732	379
Income before income taxes	3,575	5,594	7,959
Income tax provision (benefit)	1,019	1,773	(1,408)
Net income	$2,556	$3,821	$9,367
Net income per share:
Basic	$0.15	$0.22	$0.57
Diluted	$0.14	$0.20	$0.48
Weighted average common shares outstanding:
Basic	16,685	17,507	16,567
Diluted	18,220	19,485	19,411

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other	Total
	Shares	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Stock	Deficit)	Income (Loss)	Equity
	(In thousands)
Balance at April 30, 2003	16,276	$19	$52,632	$(8,340)	$(1,985)	$27	$42,353
Exercise of stock options	811	1	1,536	—	—	—	1,537
Purchase of stock for treasury	(674)	—	—	(4,276)	—	—	(4,276)
Tax benefits of stock options	—	—	5,060	—	—	—	5,060
Unrealized losses on investments, net of taxes	—	—	—	—	—	(53)	—
Net income	—	—	—	—	9,367	—	—
Comprehensive income	—	—	—	—	—	—	9,314
Balance at April 30, 2004	16,413	20	59,228	(12,616)	7,382	(26)	53,988
Exercise of stock options	628	1	842	—	—	—	843
Purchase of stock for treasury	(1,901)	—	—	(9,553)	—	—	(9,553)
Tax benefits of stock options	—	—	817	—	—	—	817
Secondary public offering of common stock	1,450	1	7,985	—	—	—	7,986
Unrealized losses on investments, net of taxes	—	—	—	—	—	(34)	—
Net income	—	—	—	—	3,821	—	—
Comprehensive income	—	—	—	—	—	—	3,787
Balance at April 30, 2005	16,590	22	68,872	(22,169)	11,203	(60)	57,868
Exercise of stock options	673	1	1,084	—	—	—	1,085
Purchase of stock for treasury	(913)	—	—	(4,503)	—	—	(4,503)
Tax benefits of stock options	—	—	505	—	—	—	505
Unrealized gains on investments, net of taxes	—	—	—	—	—	19	—
Net income	—	—	—	—	2,556	—	—
Comprehensive income	—	—	—	—	—	—	2,575
Balance at April 30, 2006	16,350	$23	$70,461	$(26,672)	$13,759	$(41)	$57,530

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$2,556	$3,821	$9,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,891	1,621	1,442
Benefit from sale of inventory previously written down	(794)	(1,002)	(1,976)
Provision for excess and obsolete inventory	1,026	1,085	853
Loss on disposal of property and equipment	11	257	39
Tax benefits of options	505	817	5,060
Changes in deferred tax assets	786	806	(7,208)
Changes in assets and liabilities:
Accounts receivable	464	2,581	(4,684)
Inventories	(3,039)	(4,578)	2,586
Other assets	370	144	298
Accounts payable (including related parties)	1,527	1,053	1,324
Accrued expenses	(1,243)	463	891
Deferred gross profit on shipments to distributors	413	(2,200)	2,662
Net cash provided by operating activities	4,473	4,868	10,654
Cash flows from investing activities:
Purchases of short-term investments	(24,114)	(47,292)	(43,191)
Proceeds from sales and maturities of short-term investments	25,539	41,007	46,652
Acquisition of property and equipment	(5,728)	(4,126)	(1,724)
Net cash provided by (used in) investing activities	(4,303)	(10,411)	1,737
Cash flows from financing activities:
Common stock issuances	1,085	843	1,302
Net proceeds from secondary public offering	—	7,986	—
Treasury stock purchases	(4,503)	(9,553)	(4,276)
Net cash used in financing activities	(3,418)	(724)	(2,974)
Net increase (decrease) in cash and cash equivalents	(3,248)	(6,267)	9,417
Cash and cash equivalents at beginning of the period	10,978	17,245	7,828
Cash and cash equivalents at end of the period	$7,730	$10,978	$17,245
Non-cash financing activity:
Deferred compensation on exercised stock options	$—	$—	$235
Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes	$43	$100	$51

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

The Company’s fiscal year ends on the Sunday closest to April 30. Fiscal 2006, 2005 and 2004 ended on April 30, 2006, May 1, 2005 and May 2, 2004, respectively. Fiscal 2006 and 2005 were comprised of 52 weeks. Fiscal 2004 was comprised of 53 weeks with the extra week added to the third quarter. For presentation purposes only, the financial information has been presented as ending on the last day of the nearest calendar month.

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

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method. Stock-based compensation to employees under SFAS No. 123 is based on the fair value of the option, estimated using the Black-Scholes Option Pricing Model on the date of grant. The related stock-based compensation expense is recognized over the vesting period.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the weighted-average assumptions used in the SFAS No. 123 calculation:

	2006	2005	2004
Expected term (in years)	3.8	4.0 - 5.3	4.0
Risk-free interest rate	4.74%	3.90%	2.69%
Volatility	48%	66% - 68%	69%
Dividend yield	—%	—%	—%

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended April 30,
	2006	2005	2004
	(In thousands, except per share amounts)
Reported net income	$2,556	$3,821	$9,367
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,026)	(2,085)	(2,835)
As adjusted net income	$530	$1,736	$6,532
As adjusted net income per share:
Basic	$0.03	$0.10	$0.39
Diluted	$0.03	$0.09	$0.34
Reported net income per share:
Basic	$0.15	$0.22	$0.57
Diluted	$0.14	$0.20	$0.48

During the periods presented, the Company accounted for compensation cost related to employee stock options in accordance with the provisions of APB No. 25 and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. The Company applies SFAS No. 123, which allows entities to continue to apply the provision of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied.

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

The weighted-average grant-date fair value of options granted during fiscal 2006, fiscal 2005 and fiscal 2004 was $2.72, $2.83 and $3.11, respectively.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivable

The Company’s accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable at the end of each reporting period. The Company analyzes the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses in the consolidated statement of income.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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

The Company markets and sells products directly through its sales force and sales representatives to original equipment manufacturers (“OEM”) and indirectly through distributors and resellers. Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price protection rights. Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues. The Company also sells products to certain distributors under agreements that allow certain rights to return the product and provides for price protection rights. These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months. As a result, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer. Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to its end-customers.

Inventories

Inventory is stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. Inventory reserves once established are not reversed until the related inventory has been sold or physically scrapped. Purchases of inventory from two of the Company’s vendors represented 43% of total purchases of inventory for fiscal 2006.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statements of income. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statements of income. Such outbound freight costs aggregated to $658,000, $516,000 and $624,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2006, and based on the tax laws in effect at that time, the Company intended to continue to indefinitely reinvest undistributed foreign earnings and accordingly, no deferred tax liability had been recorded on these undistributed foreign earnings.

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

As of April 30, 2006 no single customer accounted for greater than 10% of gross accounts receivable. As of April 30, 2005, one customer accounted for 12% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on the Company’s consolidated statements of income. Costs related to advertising and promotional expenditures were less than $125,000 for each of fiscal 2006, fiscal 2005 and fiscal 2004.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recently Issued Accounting Standards

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In July 2006, the Financial Accounting Standards Board (FASB) released its final Interpretation on uncertain tax positions, FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

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

	Years Ended April 30,
	2006			2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$2,556	16,685	$0.15	$3,821	17,507	$0.22	$9,367	16,567	$0.57
Effect of stock options	—	1,535	(0.01)	—	1,978	(0.02)	—	2,844	(0.09)
Diluted	$2,556	18,220	$0.14	$3,821	19,485	$0.20	$9,367	19,411	$0.48

Options to purchase 2,278,000 shares of common stock at a weighted average exercise price of $6.30 per share outstanding during fiscal 2006 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Options to purchase 1,822,000 shares of common stock at a weighted average exercise price of $6.79 per share outstanding during fiscal 2005 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options to purchase 508,000 shares of common stock at a weighted average exercise price of $6.60 per share outstanding during fiscal 2004 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 4—Balance Sheet Components

	April 30, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$21,474	$—	$(65)	$21,409

The unrealized losses as of April 30, 2006 are recorded in accumulated other comprehensive income (loss) of the consolidated statements of stockholders’ equity and comprehensive income, net of tax of $19,000.

	April 30, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$20,901	$—	$(88)	$20,813
U.S. government debt securities with maturities over one year	2,008	—	(6)	2,002
Total investments available-for-sale	$22,909	$—	$(94)	$22,815

The unrealized losses as of April 30, 2005 are recorded in accumulated other comprehensive income (loss) of the consolidated statements of stockholders’ equity and comprehensive income, net of tax of $34,000.

The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying consolidated balance sheets (in thousands).

	April 30, 2006	April 30, 2005
	(In thousands)
Accounts receivable:
Accounts receivable	$9,640	$10,104
Less: Allowance for doubtful accounts	(138)	(138)
	$9,502	$9,966

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bad debts in aggregate of $0, $0 and $87,000 were written off to the allowance for doubtful accounts in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

	April 30, 2006	April 30, 2005
	(In thousands)
Inventories:
Work-in-process	$9,220	$7,450
Finished goods	5,042	4,005
	$14,262	$11,455
Property and equipment:
Building	$2,045	$2,046
Engineering and test equipment	9,962	8,198
Computer software	1,779	1,240
Computer hardware	589	1,201
Land	165	165
Leasehold improvements	671	672
Furniture and office equipment	838	867
Construction in progress	3,746	—
Vehicles	69	—
	19,864	14,389
Less: accumulated depreciation and amortization	(10,456)	(8,807)
	$9,408	$5,582

Software amortization expense for fiscal 2006, fiscal 2005 and fiscal 2004 was $308,000, $220,000 and $159,000, respectively.

On March 16, 2006, the Company purchased a building in Santa Clara, California for $3.7 million, which will replace the principal headquarters currently leased under an operating lease in Sunnyvale, California.

	April 30, 2006	April 30, 2005
	(In thousands)
Accrued expenses:
Accrued employee compensation	$866	$1,671
Accrued income taxes	733	1,075
Other	1,403	1,499
	$3,002	$4,245

Note 5—Leases

The Company leases its office facilities under operating leases which have various expiration dates. The lease commitment for the Company’s primary business office in Sunnyvale expires in July 2006, and is under a month to month arrangement thereafter. The Company is scheduled to move into its newly purchased business office in August 2006 (see Note 4).

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total rent expense under these leases was $623,000, $601,000 and $703,000 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The aggregate future minimum lease payments, by fiscal year, under operating leases with initial terms of one year or more as of April 30, 2006 are as follows (in thousands):

	Years Ended April 30,
	Total	2007	2008	2009	2010	2011
Operating leases	$1,706	$424	$334	$334	$334	$280

Note 6—Income Taxes

The Company’s provision for income taxes was comprised as follows (in thousands):

	Years Ended April 30,
	2006	2005	2004
Current:
Federal	$143	$360	$1,743
State	24	(237)	11
Foreign	66	14	81
Total current income taxes	233	137	1,835
Deferred:
Federal	868	1,498	1,004
State	(82)	138	434
Reversal of valuation allowance	—	—	(4,681)
Total deferred income taxes	786	1,636	(3,243)
Provision (benefit) for income taxes	$1,019	$1,773	$(1,408)

The provision for income taxes differed from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income as a result of the following (dollars in thousands):

	Years Ended April 30,
	2006		2005		2004
Statutory federal tax rate	$1,216	34.0%	$1,902	34.0%	$2,786	35.0%
State taxes	77	2.2	(99)	(1.8)	289	3.6
Research credits	(232)	(6.5)	(144)	(2.5)	(96)	(1.2)
Foreign	66	1.8	—	—	81	1.0
Reversal of valuation allowance	—	—	—	—	(4,681)	(58.8)
Deferred tax asset rate adjustment	—	—	168	3.0	—	—
Other	(108)	(3.0)	(54)	(1.0)	213	2.7
Total	$1,019	28.5%	$1,773	31.7%	$(1,408)	(17.7)%

Income before income taxes includes income (losses) relating to non-U.S. operations of $47,000, $99,000 and $13,s000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities for federal and state income taxes at April 30, 2006 and 2005 consist of (in thousands):

	April 30,
	2006	2005
Deferred tax assets:
Capitalized research	$337	$812
Non-deductible reserves and accruals	944	822
Credit carryforwards	3,643	3,315
Loss carryforwards	1,699	2,721
Deferred income and sales returns reserves	829	693
Other	78	35
Gross deferred tax assets	7,530	8,398
Deferred tax liabilities:
Fixed assets	(—)	(82)
Other	—	—
Gross deferred tax liabilities	(—)	(82)
Total net deferred tax assets	$7,530	$8,316

Based on available objective evidence and the recent history of profits, in fiscal 2004 management concluded that all of the Company’s net deferred tax assets will be realizable. Accordingly, the Company released the remaining $8.6 million of its valuation allowance as of April 30, 2004. Approximately $3.9 million of the valuation allowance that reversed in fiscal 2004 was attributable to certain carryforwards, resulting from the exercise of employee stock options, and was accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision. In addition, approximately $1.2 million of the benefit attributable to the fiscal 2004 employee stock option activity was also credited to additional paid-in-capital.

At April 30, 2006, the Company had a federal net operating loss carryforward of approximately $5.0 million available to offset future taxable income that expires between fiscal 2018 and 2025 if not utilized.

At April 30, 2006, the Company had approximately $2.4 million and $1.6 million of federal and state credit carryovers, respectively, available to offset future taxable income. The federal credits expire between fiscal 2009 and 2026 if not utilized. The state credits carryovers are indefinite.

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

During the year, the Company reversed approximately $226,000 of tax reserves upon expiry of the statute of limitations. These tax reserves had been established to allow for potential tax exposures relating to the level of income apportioned to California in the Company’s state tax returns.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stockholders’ Equity

The Company completed a secondary public offering of its common stock in July 2004. The Company sold 1,450,000 common shares at $6.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and related offering expenses of $714,000 were approximately $8.0 million. In connection with this transaction, Elex N.V., a related party and other selling stockholders sold 2,850,000 and 300,000 common shares, respectively, at $6.00 per share. In aggregate, 4,600,000 common shares were sold.

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

2003 Stock Incentive Plan

In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options. The founder stock plan was amended and restated in March 1993 as the Stock Option Plan, which had the effect of extending its expiration date to March 2003. In January 1999 and September 2000, the stockholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the Stock Option Plan. In December 2002, the stockholders approved an amendment and restatement of the Stock Option Plan, renaming it the 2003 Stock Incentive Plan (“SIP”) extending its expiration date to November 2012, authorized an additional 1.0 million shares and a provision to automatically authorize annual additions to the plan on the first day of each fiscal year of 1.0 million shares or 5% of the then outstanding shares, whichever is less. A total of 7.4 million shares of Common Stock have been reserved for issuance under the SIP. Options granted under the SIP are for periods not to exceed 10 years. Incentive stock option and non-statutory stock option grants under the SIP generally must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four-year periods.

2003 Director Stock Option Plan

During 1993, the Company adopted the 1993 Director Stock Option Plan, which provides for the grant of nonstatutory stock options to non-employee directors. In November 1999 and September 2000, the stockholders authorized an additional 100,000 and 450,000 shares, respectively, to be reserved under the 1993 Director Stock Option Plan. In December 2002, the stockholders approved an amendment and restatement of the 1993 Director Stock Option Plan, renaming it the 2003 Director Stock Option Plan (“Director SOP”) and extending its expiration to November 2012. A total of 770,000 shares of Common Stock have been reserved for issuance under the Director SOP. Options granted under the Director SOP prior to May 1, 2000 were for periods not to exceed five years and not to exceed a period of 10 years for grants made thereafter. Option grants under the Director SOP must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options granted prior to December 2002 vested over a period of three years. Options granted beginning December 2002 vest immediately as of the date of the grant. As of April 30, 2006, a total of 210,000 options at exercise prices ranging from $2.49 to $7.49 per share are outstanding under the Director SOP, all of which were exercisable.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1998 Special Equity Incentive Plan

In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (“SEIP”) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of common stock have been reserved for issuance under the SEIP. Options granted under the SEIP are for periods not to exceed ten years. Options generally vest over four year periods. During fiscal 1999, options totaling 3.0 million shares were granted under the plan when the market price was $0.125 per share and subsequently approved by the Company’s shareholders when the market price was at $0.33 per share. As a result, an aggregate of $483,000 of compensation expense was recognized over the four-year vesting period of the options. All compensation expense was fully recognized by January 31, 2003.

A summary of activity under the 2003 Stock Incentive Plan, the 2003 Director Stock Option Plan and the 1998 Special Equity Incentive Plan is as follows (in thousands):

	Options Available for Grant	Options Outstanding	Weighted Average Price Per Share
Balance at April 30, 2003	1,436	5,150	$2.62
Additional shares authorized	814	—	—
Granted	(1,514)	1,514	$5.85
Canceled	90	(90)	$2.17
Expired	45	(45)	$8.34
Exercised	—	(811)	$1.61
Balance at April 30, 2004	871	5,718	$3.58
Additional shares authorized	821	—	—
Granted	(1,363)	1,363	$4.69
Canceled	86	(86)	$4.44
Expired	40	(40)	$4.96
Exercised	—	(628)	$1.35
Balance at April 30, 2005	455	6,327	$4.02
Additional shares authorized	829	—	—
Granted	(568)	568	$4.75
Canceled	327	(327)	$4.90
Expired	233	(233)	$6.66
Exercised	—	(673)	$1.61
Balance at April 30, 2006	1,276	5,662	$4.22

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes information regarding stock options outstanding at April 30, 2006. The options exercisable as of April 30, 2005 and April 30, 2004 were 3,674,914 and 3,208,128, respectively.

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at April 30, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable At April 30, 2006	Weighted- Average Exercise Price
		(Years)
$0.13 - 0.13	63,038	2.5	$0.13	63,038	$0.13
0.25 - 0.33	128,142	2.9	0.29	128,142	0.29
1.73 - 2.49	1,709,787	6.1	2.04	1,547,565	2.02
2.67 - 3.85	269,378	7.0	2.75	216,022	2.74
4.07 - 6.07	2,235,074	7.9	4.83	959,092	5.13
6.38 - 8.22	1,256,523	6.8	7.04	901,717	7.08
$0.13 - 8.22	5,661,942	6.9	$4.22	3,815,576	$3.95

1996 Shareholders’ Rights Plan

In December 1996, the Company implemented the Preferred Shares Rights Agreement. Under the Preferred Shares Rights Agreement, each share of the Company’s outstanding common stock carries one preferred share purchase right (“Right”). The Right entitles the holder, subject to certain conditions, to purchase one one-thousandth of a share of Series A Participating Preferred Stock and, under certain circumstances, to instead purchase shares of common stock of the Company or its acquirer at a discounted price. The rights are redeemable by the Company and will expire in December 2006.

2001 Common Stock Repurchase Program

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3,500,000 shares. Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program in September 2005. Under the new repurchase program, the Company may repurchase up to 1.0 million shares of its common stock. The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock. During fiscal 2006, fiscal 2005 and fiscal 2004, respectively, total shares repurchased under the Repurchase Program were 912,943, 1,901,176 and 74,000, for a cost of $4.5 million, $9.6 million and $216,000.

In fiscal 2004, the Board authorized the Company to purchase 600,000 shares from Elex N.V. for $6.77 per share for an aggregate purchase price of $4.1 million, which represented a 13% discount from the closing market price on the Nasdaq National Market on the last trading date prior to the approval of the transaction by the Company’s Board of Directors.

The Company accounts for treasury stock using the cost method.

Other Employee Benefit Plans

In January 2004, the Company implemented a Section 401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. The 401(k) Plan provides for a 25% matching contribution which vests immediately. In fiscal 2006, fiscal 2005

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and fiscal 2004, the Company made matching contributions of $190,000, $192,000 and $63,000, respectively.

Note 8—Segment Reporting

The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Years Ended April 30,
	2006	2005	2004
EEPROM	$50,597	$53,397	$56,239
Flash	5,016	5,983	5,988
Analog/mixed-signal	4,604	2,940	1,311
Total net revenues	$60,217	$62,320	$63,538

Net revenues by geography were as follows (in thousands):

	Years Ended April 30,
	2006	2005	2004
United States	$7,127	$7,470	$7,320
Hong Kong/China	17,901	14,513	12,876
Japan	8,716	11,724	11,288
Taiwan	8,344	8,960	8,704
Europe	6,977	8,160	7,432
South Korea	5,886	6,947	6,316
Other Far East	4,807	2,531	6,068
Other Americas	459	2,015	3,534
Total net revenues	$60,217	$62,320	$63,538

Distributors and resellers have accounted for a significant portion of the Company’s net revenues in the past. For fiscal 2006, sales to Avnet, an international distributor, represented 12% of our net revenues. For fiscal 2005, none of the Company’s customers represented 10% or more of the Company’s net revenues. For fiscal 2004, sales to ALR Company Limited, a reseller in China, represented 11% of the Company’s net revenues.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment geographical breakdown was as follows (in thousands):

	Years Ended April 30,
	2006	2005
United States	$12,010	$7,659
Thailand	2,695	2,277
Romania	2,874	2,764
Japan	2,191	1,650
Other	94	39
	19,864	14,389
Less: accumulated depreciation and amortization	(10,456)	(8,807)
Total net property and equipment	$9,408	$5,582

Note 9—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at April 30, 2006 and April 30, 2005 for which goods and services had not been received were approximately $6.2 million and $3.9 million, respectively.

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $100,000 for each of fiscal 2006, fiscal 2005 and fiscal 2004.

Note 10—Related Party Transactions

Elex N.V.

During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”) a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company’s Board of Directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of the Company’s common stock. The wafers provided by X-FAB include most of the Company’s analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. During fiscal 2006, fiscal 2005 and fiscal 2004, the Company purchased $2.5 million, $2.4 million and $3.7 million of wafers, respectively, from X-FAB. As of April 30, 2006 and 2005, the total amount owed X-FAB by the Company was $143,000 and $314,000, respectively. In the first quarter of fiscal 2005, Elex reduced its holdings from 3,578,700 shares, or 21.8% of the outstanding shares of the Company as of April 30, 2004, to 728,700 shares, or 4.4% of the outstanding shares of the Company as of April 30, 2005.

The Company believes that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Schedule II—Valuation and Qualifying Accounts

Year Ended April 30,	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
2006
Allowance for doubtful accounts receivable	$138	$—	$—	$138
OEM sales returns allowance	$107	$87	$(84)	$110
2005
Allowance for doubtful accounts receivable	$138	$—	$—	$138
OEM sales returns allowance	$39	$147	$(79)	$107
2004
Allowance for doubtful accounts receivable	$225	$—	$(87)	$138
Valuation allowance for deferred tax assets	$8,646	$(8,646)	$—	$—
OEM sales returns allowance	$154	$46	$(161)	$39

EXHIBIT INDEX

Exhibit No.	Description
3.2(7)	Restated Certificate of Incorporation of Registrant
3.4(6)	Bylaws of Registrant
4.1(12)	Specimen Stock Certificate
4.2(3)	Preferred Shares Rights Agreement, dated as of December 3, 1996 between Catalyst Semiconductor, Inc. and FirstNational Bank of Boston
4.2.1(10)	Amendment No. 1 to Preferred Shares Rights Agreement dated as of May 22, 1998 between Registrant and BankBoston, N. A., as rights agent
4.2.2(10)	Amendment No. 2 to Preferred Shares Rights Agreement dated as of September 14, 1998 between Registrant and BankBoston, N. A., as rights agent
4.2.3(9)	Amendment No. 3 to Preferred Shares Rights Agreement dated as of September 27, 2001 between Registrant and Equiserve Trust Company N.A., as rights agent
4.2.4(10)	Amendment No. 4 to Preferred Shares Rights Agreement dated as of July 17, 2002 between Registrant and Equiserve Trust Company N.A., as rights agent
4.2.5(13)	Amendment No. 5 to Preferred Shares Rights Agreement dated as of April 22, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.2.6(14)	Amendment No. 6 to Preferred Shares Rights Agreement dated as of June 18, 2004 between the Registrant and Equiserve Trust Company, as rights agent
4.6(11)	2003 Stock Incentive Plan
4.6.1(24)	Form of Stock Option Agreement under 2003 Stock Incentive Plan.
4.7(11)	2003 Director Stock Option Plan
4.7.1(24)	Form of 2003 Director Option Plan (same as 4.6.1)
4.8(8)	1998 Special Equity Incentive Plan
10.27(1)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.38(2)	Standard Industrial Lease dated March 22, 1996 between Marin County Employees Retirement Association and Registrant
10.61(4)	Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.
10.61.1(5)	Amended and Restated Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.
10.61.2(13)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004
10.61.3(13)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004
10.83(9)	Stock Purchase Agreement dated April 19, 2002 between Elex NV and Registrant
10.84(10)*	Form of Change of Control Agreement between Registrant and its non-employee directors
10.85(15)*	Employment Agreement dated May 23, 2003 between Gelu Voicu and Registrant
10.86(13)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.
10.87(17)*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant
10.88(16)	Sale-Purchase Promissory Agreement dated November 6, 2003 between Registrant and S.C. Hathor Impex SRL

10.89(4)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V.
10.90(5)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V.
10.91(18)	Fiscal 2005 Bonus Plan.
10.92(19)	Severance Agreement dated August 23, 2005 between Thomas Gay and Registrant.
10.93(19)	Severance Agreement dated August 23, 2005 between Sorin Georgescu and Registrant.
10.94(19)	Severance Agreement dated August 23, 2005 between Irvin Kovalik and Registrant.
10.95(19)	Severance Agreement dated August 23, 2005 between George Smarandoiu and Registrant
10.96(20)	Fiscal 2006 Bonus Plan.
10.97(21)	Separation agreement effective as of July 29, 2005 between Barry Wiley and
10.98(22)	Offer Letter with Scott Brown dated August 18, 2005.
10.99(23)	Agreement of Sale by and between 2975 Stender Associates LLC and Catalyst Semiconductor, Inc. effective as of February 3, 2006.
10.100(25)	Lease Agreement entered into on March 6, 2006 by and between Catalyst Semiconductor International, Inc. and Stars Microelectronics.
21.1	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 47)
31.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)          Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended August 2, 1998.

(6)          Incorporated by reference to Registrant’s Form 10-Q/A filed with the Securities and Exchange Commission for the quarter ended November 1, 1998.

(7)          Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on December 18, 1998.

(8)          Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the Securities and Exchange Commission on July 27, 2000.

(9)          Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended October 28, 2001.

(10)   Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 30, 2002.

(11)   Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 24, 2002 (File No. 333-102201).

(12)   Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on April 29, 1993.

(13)   Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 333-116425).

(14)   Incorporated by reference to Registrant’s Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on June 22, 2004 (File No. 333-116425).

(15)   Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended April 27, 2003.

(16)   Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended February 1, 2004.

(17)   Incorporated by reference to Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended May 2, 2004.

(18)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.

(19)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 26, 2005.

(20)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2005.

(21)   Incorporated by reference to Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended July 31, 2005.

(22)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 11, 2005.

(23)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2006.

(24)   Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 3, 2006 (File No. 333-132204).

(25)   Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2006.

†                    Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.

*                    Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.