Form 10-Q
period 2006-07-30
CATALYST SEMICONDUCTOR INC
filed 2006-09-12
CIK 899636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

0-21488
(Commission File Number)

CATALYST SEMICONDUCTOR, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0083129
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2975 Stender Way
Santa Clara, California	95054
(Address of Registrant’s principal executive offices)	(Zip Code)

(408) 542-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12(b)(2) of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 31, 2006 was 16,350,073 exclusive of 6,458,282  shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31,	April 30,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$12,503	$7,730
Short-term investments	13,797	21,409
Accounts receivable, net	10,148	9,502
Inventories	15,075	14,262
Deferred tax assets	2,771	2,771
Other current assets	653	484
Total current assets	54,947	56,158
Property and equipment, net	9,942	9,408
Deferred tax assets	4,759	4,759
Other assets	95	95
Total assets	$69,743	$70,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,089	$7,453
Accounts payable – related parties	118	143
Accrued expenses	2,474	3,002
Deferred gross profit on shipments to distributors	2,166	2,292
Total current liabilities	11,847	12,890

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 22,808 shares issued and 16,350 shares outstanding at July 31, 2006 and April 30, 2006	23	23
Additional paid-in-capital	71,069	70,461
Treasury stock, 6,458 shares at July 31, 2006 and April 30, 2006	(26,672)	(26,672)
Retained earnings	13,500	13,759
Accumulated other comprehensive loss	(24)	(41)
Total stockholders’ equity	57,896	57,530
Total liabilities and stockholders’ equity	$69,743	$70,420

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended July 31,
	2006	2005

Net revenues	$15,225	$14,676
Cost of revenues (A)	10,321	8,958
Gross profit	4,904	5,718

Operating expenses:
Research and development (A)	1,889	1,822
Selling, general and administrative (A)	3,932	3,364
Income (loss) from operations	(917)	532

Interest income and other, net	319	210
Income (loss) before income taxes	(598)	742
Income tax provision (benefit)	(339)	247
Net income (loss)	$(259)	$495

Net income (loss) per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

Weighted average common shares outstanding:
Basic	16,350	16,650
Diluted	16,350	18,152

(A) Results for the three months ended July 31, 2006 include stock-based compensation expense as follows:

Cost of revenues	$12
Research and development	$183
Sales, general and administrative	$413

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended July 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(259)	$495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	462	436
Stock-based compensation	608	—
Net provision for excess and obsolete inventory	141	79
Tax benefits of options	—	348
Changes in assets and liabilities:
Accounts receivable	(646)	(538)
Inventories	(953)	1,050
Other assets	(169)	(145)
Accounts payable (including related parties)	(389)	(551)
Accrued expenses	(528)	(960)
Deferred gross profit on shipments to distributors	(126)	(39)
Net cash provided by (used in) operating activities	(1,859)	175

Cash flows from investing activities:
Purchases of short-term investments	(6,052)	(4,105)
Proceeds from sales and maturities of short-term investments	13,680	6,012
Acquisitions of property and equipment	(996)	(173)
Net cash provided by investing activities	6,632	1,734

Cash flows from financing activities:
Common stock issuances	—	421
Treasury stock purchases	—	(258)
Net cash provided by financing activities	—	163

Net increase in cash and cash equivalents	4,773	2,072
Cash and cash equivalents at beginning of the period	7,730	10,978
Cash and cash equivalents at end of the period	$12,503	$13,050

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

In the opinion of the management of the Company, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the Company’s April 30, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  In a 52 week year, each fiscal quarter consists of 13 weeks.  Fiscal year 2006 was comprised of 52 weeks.  Fiscal year 2007 will be comprised of 52 weeks.  For ease of presentation, all periods are presented as if they ended on month end. All references to the quarter refer to the Company’s fiscal quarter.  The fiscal quarter covered by this report ended on July 30, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries, Nippon Catalyst KK (“NCKK”), a sales organization in Yokohama, Japan, Catalyst Semiconductor Romania SRL (“CSR”), a product development center in Bucharest, Romania, and Catalyst Semiconductor International, Inc., a  Delaware Corporation formed to hold international subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates in these financial statements include inventory valuation, stock compensation, deferral of gross profit on shipments of inventory not sold by the distributor at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, reserve for warranty costs, allowances for doubtful accounts receivable and income taxes.  Actual results could differ from those estimates.

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

Accounts Receivable

The Company’s accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable at the end of each reporting period.  The Company analyzes the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers and has test and assembly activities in Asia and supports sales and marketing activities in various countries outside of the United States. Most of these costs are paid for with U.S. dollars. Research and development personnel costs in Romania are tracked against the euro while all other activities are paid in Romanian leu. Foreign currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income (loss) for the period. The foreign exchange gains and losses were not material for the periods presented.

Recognition of Revenues

The Company generally recognizes revenues as products are shipped if evidence of an arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

The Company markets and sells products directly through its sales force and sales representatives to OEMs and indirectly through distributors and resellers. Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights. Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues. The Company also sells products to certain distributors under agreements that allow certain rights to return the product and provides for price protection rights. These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months. As a result, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer. Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to its end-customers.

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

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its condensed consolidated statements of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its condensed consolidated statements of operations.  Such outbound freight costs aggregated to $167,000 and $125,000 for the three months ended July 31, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, office equipment and engineering/test equipment are depreciated over five years with the exception of production mask sets which are depreciated over two years. Computer hardware is depreciated over three years. Computer software is depreciated over three or five years. Buildings are generally depreciated over 20-30 years. Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

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

As of July 31, 2006, one customer accounted for 12.6% of gross accounts receivable. As of April 30, 2005, no single customer accounted for greater than 10% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on the Company’s condensed consolidated statements of operations.  Costs related to advertising and promotional expenditures were less than $35,000 in each of the three months ended July 31, 2006 and 2005.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources.  Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

Segment Reporting

The Company reports in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires the management approach in identifying reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments. Based on its operating structure and management reporting, the Company has concluded it has one reporting segment: the semiconductor segment.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentations.  These reclassifications had no impact on total assets, income (loss) from operations or net income (loss).

New Accounting Pronouncements

On May 30, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” (“APB No. 20”) and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB No. 20, to include the cumulative effect of changes in accounting principle in the statement of operations in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principles be applied retrospectively. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Under SFAS No. 154, a change in reporting entity is also applied retrospectively as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. The adoption of SFAS No. 154 did not have a material impact on our condensed consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109”.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

Note 3 - Stock-Based Compensation

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations to account for stock-based employee compensation plans. As such, compensation expense was recorded if on the date of grant the current fair value per share of the underlying stock exceeded the exercise price per share. The Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures,” in periodic reports.

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007, as if the Company had applied the fair value recognition provisions of  SFAS No. 123 to awards granted under equity incentive plans, was as follows for the three months ended July 31, 2005 (in thousands, except per share amounts):

Three Months Ended
July 31, 2005

Reported net income	$495
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(543)
As adjusted net income (loss)	$(48)

As adjusted net income (loss) per share:
Basic	$0.00
Diluted	$0.00
Reported net income per share:
Basic	$0.03
Diluted	$0.03

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method beginning May 1, 2006 as provided by SFAS No. 123(R). Accordingly, during the three months ended July 31, 2006, the Company recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures. The Company recognized stock-based compensation expense using the straight-line attribution method. Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three month period ended July 31, 2006 was as follows (in thousands, except per share amounts):

Three Months Ended July 31, 2006

Stock-based compensation expense:
Employee stock options	$608
Tax effect of stock-based compensation	(81)
Net effect on net income (loss)	$521

Effect on net income (loss) per share:
Basic	$(0.03)
Diluted	$(0.03)

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. However, as required by the adoption of SFAS No. 123(R) during the three months ended July 31, 2006, the Company began classifying cash flows resulting from excess tax benefits as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation for such options. There was no effect of this change in classification on the condensed consolidated statement of cash flows because no stock options were exercised during the three months ended July 31, 2006.

As of May 1, 2006, the Company had unearned stock-based compensation related to stock options of $4.7 million before the impact of estimated forfeitures. In the pro forma footnote disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended July 31, 2006, the Company granted approximately 119,000 stock options with an estimated total grant date fair value of $182,000 and a weighted average grant date fair value of $1.53 per option. During the three months ended July 31, 2006, the Company recorded stock-based compensation expense related to stock options of $608,000.

As of July 31, 2006, the aggregate amount of unearned stock-based compensation expense related to stock options was $4.1 million, which the Company will recognize, net of forfeitures over an estimated weighted average amortization period of 1.6 years.

Stock-based compensation expense capitalized in inventory at July 31, 2006 was immaterial.

The Company would not have recorded any stock-based compensation expense under APB No. 25 during the three months ended July 31, 2006. Upon the adoption of SFAS No. 123(R), the Company did not have an unearned stock-based compensation expense balance recorded under APB No. 25 that would have been reclassified to additional-paid-in-capital in the condensed consolidated balance sheet.

Valuation Assumptions

During the three months ended July 31, 2006, the Company continued to utilize the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under stock option plans.  The expected term and volatility estimates are based on the Company’s historical experience.  The fair value of stock options granted under the stock option plans were estimated at the date of grant using a straight-line attribution method with the following assumptions:

	Stock Options
	Three Months Ended
	(Using a Black-Scholes Model)
	July 31,		July 31,
	2006		2005
	Directors and Officers	Other Employees	All Employees
Expected life (in years)	3.0	3.0	5.3
Risk free interest rate	5.04%	5.04%	3.91%
Volatility	46.0%	46.0%	66.5%
Dividend yield	—	—	—
Forfeiture rate	3.1%	4.8%	—

Equity Incentive Programs:

Overview

The Company considers equity compensation to be long term compensation and an integral component of efforts to attract and retain exceptional executives, senior management and world-class employees. The Company believes that properly structured equity compensation aligns the long-term interests of stockholders and employees by creating a strong, direct link between employee compensation and stock appreciation, as stock options are only valuable to our employees if the value of our common stock increases after the date of grant.

The Company also has a common stock repurchase program which is described below.

2003 Stock Incentive Plan

In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options. The founder stock plan was amended and restated in March 1993 as the Stock Option Plan, which had the effect of extending its expiration date to March 2003. In January 1999 and September 2000, the stockholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the Stock Option Plan. In December 2002, the stockholders approved an amendment and restatement of the Stock Option Plan, renaming it the 2003 Stock Incentive Plan (“SIP”), extending its expiration date to November 2012, authorized an additional 1.0 million shares and a provision to automatically authorize annual additions to the plan on the first day of each fiscal year of 1.0 million shares or 5% of the then outstanding shares, whichever is less. A total of 7.4 million shares of common stock have been reserved for issuance under the SIP. Options granted under the SIP are for periods not to exceed 10 years. Incentive stock option and non-statutory stock option grants under the SIP generally must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four-year periods.

2003 Director Stock Option Plan

During 1993, the Company adopted the 1993 Director Stock Option Plan, which provides for the grant of non-statutory stock options to non-employee directors. In November 1999 and September 2000, the stockholders authorized an additional 100,000 and 450,000 shares, respectively, to be reserved under the 1993 Director Stock Option Plan. In December 2002, the stockholders approved an amendment and restatement of the 1993 Director Stock Option Plan, renaming it the 2003 Director Stock Option Plan (“Director SOP”) and extending its expiration to November 2012. A total of 770,000 shares of Common Stock have been reserved for issuance under the Director SOP. Options granted under the Director SOP prior to May 1, 2000 were for periods not to exceed five years and not to exceed a period of 10 years for grants made thereafter. Option grants under the Director SOP must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options granted prior to December 2002 vested over a period of three years. Options granted beginning December 2002 vest immediately as of the date of the grant.

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

2001 Common Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a program for the open market repurchase of up to 1.5 million shares of its common stock.  In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3,500,000 shares.  Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program in September 2005.  Under the new repurchase program, the Company may repurchase up to 1.0 million shares of its common stock.  The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock.  There were no shares repurchased during the quarter ended July 31, 2006. During the quarter ended July 31, 2005, 55,000 shares were repurchased for a cost of $260,000.  The Company accounts for treasury stock using the cost method.

A summary of activity under the SIP, the Director SOP and the SEIP is as follows (in thousands except per share amounts):

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, May 1, 2006	1,276	5,662	$4.22
Authorized	—	—	—
Granted	(119)	119	4.21
Exercised	—	—	—
Cancelled	25	(25)	5.93
Expired	55	(55)	4.99
Balances, July 31, 2006	1,237	5,701	$4.23	6.7	$3,026
Vested and expected to vest at July 31, 2006		5,614	$4.21	6.6	$3,000
Options exercisable at July 31, 2006		4,042	$4.01	5.9	$2,854

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options at July 31, 2006, based on the $3.36 closing stock price of our common stock on the NASDAQ Stock Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of July 31, 2006 was 2,177,000 and 2,003,000, respectively.

During the three months ended July 31, 2006:

The weighted average grant date fair value of options granted	$1.53	per share
Total fair value of shares vested (in thousands)	$666
Total intrinsic value of options exercised	$—
Total cash received from employees as a result of employee stock option exercises	$—
Tax benefits realized as a result of employee stock option exercises	$—

The Company settles employee stock option exercises with newly issued common shares. The Company does not have any equity instruments outstanding other than options described above as of July 31, 2006.

Note 4—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted net income (loss) per share is computed using the weighted number of common and potentially dilutive common shares outstanding during the period under the treasury stock method.  Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income (loss) per share for periods when their effect is anti-dilutive, which in the current period includes consideration of unearned stock-based compensation as required by SFAS No. 123(R).  In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share data):

	Three Months Ended July 31,
	2006			2005
	Net Income (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$(259)	16,350	$(0.02)	$495	16,650	$0.03
Effect of stock options	—	—	—	—	1,502	—
Diluted	$(259)	16,350	$(0.02)	$495	18,152	$0.03

Options to purchase 2,591,913 shares of common stock at a weighted average exercise price of $6.12 per share outstanding during the three months ended July 31, 2006 were not included in the computation of net loss per share because such options were antidilutive due to net loss incurred in the period. Options to purchase 2,312,000 shares of common stock at a weighted average exercise price of $6.41 per share outstanding during the quarter ended July 31, 2005 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 5 — Balance Sheet Components (in thousands)

	July 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value

Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$13,829	$—	$(32)	$13,797

	April 30, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair market Value

Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$21,474	$—	$(65)	$21,409

The net unrealized gains (losses) as of July 31, 2006 and April 30, 2006 are recorded in accumulated other comprehensive loss, net of related tax of $12,000 and $24,000, respectively.

The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying consolidated balance sheets.

	July 31, 2006	April 30, 2006
	(in thousands)
Accounts receivable:
Accounts receivable	$10,286	$9,640
Less: Allowance for doubtful accounts	(138)	(138)
	$10,148	$9,502

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three months ended July 31, 2006 and 2005, respectively.

	July 31, 2006	April 30, 2006
	(in thousands)
Inventories:
Work-in-process	$10,448	$9,220
Finished goods	4,627	5,042
	$15,075	$14,262

Property and equipment, net:
Building	$2,045	$2,045
Engineering and test equipment	10,321	9,962
Computer software	1,791	1,779
Computer hardware	643	589
Land	165	165
Leasehold improvements	671	671
Furniture and office equipment	848	838
Construction in progress	4,305	3,746
Vehicles	69	69
	20,858	19,864
Less: accumulated depreciation and amortization	(10,916)	(10,456)
	$9,942	$9,408

Accrued expenses:
Accrued employee compensation	$696	$866
Accrued income taxes	408	746
Other	1,370	1,390
	$2,474	$3,002

Note 6—Income Taxes

The benefit for income taxes was $339,000, or 56.7% of loss before taxes, for the three months ended July 31, 2006.  The provision for income taxes was $247,000, or 33.3% of income before taxes, for the three months ended July 31, 2005.  The projected fiscal 2007 effective tax rate for the three months ended July 31, 2006 is higher than the statutory rate of 34% primarily due to nondeductible stock compensation expense.

 Note 7—Segment Reporting

The Company operates in one business segment, the semiconductor manufacturing segment.  Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended July 31,
	2006	2005

EEPROM	$12,801	$12,483
Flash	999	1,122
Analog/mixed-signal	1,425	1,071
Total net revenues	$15,225	$14,676

Net revenues by geography were as follows (in thousands):

	Three Months Ended July 31,
	2006	2005

United States	$1,921	$1,667
Hong Kong/China	2,819	4,352
Japan	2,042	2,269
Europe	1,680	1,526
South Korea	1,549	1,263
Taiwan	2,123	2,037
Other Far East	3,012	1,455
Other Americas	79	107
Total net revenues	$15,225	$14,676

For the three months ended July 31, 2006, one customer represented 10% of the Company’s net revenues.  For the three months ended July 31, 2005, no customer represented 10% or more of the Company’s net revenues.

Property and equipment, net, geographical breakdown was as follows (in thousands):

	July 31, 2006	April 30, 2006

United States	$12,776	$12,010
Thailand	2,702	2,695
Romania	2,877	2,874
Japan	2,336	2,191
Other	167	94
	20,858	19,864
Less: accumulated depreciation and amortization	(10,916)	(10,456)
Total property and equipment, net	$9,942	$9,408

Note 8—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at July 31, 2006 for which goods and services had not been received were approximately $5.5 million as compared to approximately $6.2 million at April 30, 2006.

Contingencies

In the normal course of business, the Company periodically receives notification of threats of legal action in relation to claims of patent infringement by the Company.  Currently there are no such active actions.  Although no assurances can be given as to the results of such claims, management does not believe that any such actions will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty.  Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties.  Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues.  The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual claim experience differs from estimates.  Warranty costs were less than $100,000 for the three months ended July 31, 2006 and 2005.

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

During the three months ended July 31, 2006 and 2005, the Company purchased $329,000 and $647,000 of wafers, respectively, from X-FAB.  As of July 31, 2006 and April 30, 2006, the total amount owed X-FAB by the Company was $118,000 and $143,000, respectively.  The Company believes that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

In fiscal 2004, the board of directors authorized the Company to purchase 600,000 shares from Elex for $6.77 per share for an aggregate purchase price of $4.1 million, which represented a 13% discount from the closing market price on the NASDAQ Stock Market on the last trading date prior to the approval of the transaction by the Company’s board of directors.  As of July 31, 2006, Elex held 728,700 shares of the Company’s common stock, or 4.4% of the outstanding shares of common stock of the Company.

Note 10—Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended July 31,
	2006	2005
Reported net income (loss)	$(259)	$495
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of related tax	17	36
Total comprehensive income (loss)	$(242)	$531

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in Part II. Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on From 10-Q.  These forward-looking statements include, but are not limited to: the statements relating to downward pricing trends; average selling prices; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing.  These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power.  Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets. For example, beginning in fiscal 2005 and continuing in fiscal 2006, we experienced a downward trend in average selling prices and unit volumes for our non-volatile memory products due to weakening market demand.  In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity.  In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution.  In fiscal 2003, we strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our California headquarters.  In fiscal 2005, we purchased a new building in Bucharest for our Romanian product development team.  We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed-signal products.

Sales of our analog/mixed-signal products continue to trend upwards, reaching 9.4% of net revenues in the three months ended July 31, 2006 as compared to 7.3% of net revenues in the similar period in the prior year.  We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

Our business is less capital intensive than traditional semiconductor companies since we outsource the manufacturing, assembling and a significant portion of the testing of our products to third parties.  We strive to maintain long-term relationships with our suppliers to ensure stability in our supply of products at a competitive cost.  In addition, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for most products.

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Indirect sales were a majority of our total sales in fiscal 2006 and the first quarter of 2007.  Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during fiscal 2006 consisted of more than 3,400 customers.  We have approximately 40 distributors and resellers.

In the three months ended July 31, 2006, Avnet, Inc, an international distributor, accounted for 10% of our net revenues.

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

Subsequent to the announcement of our preliminary results for the three months ended July 30, 2006 in our press release dated September 5, 2006, we recorded an additional non-cash stock compensation charge of $130,000 associated with the adoption of the new standard under SFAS 123(R). After considering the tax impact of the charge, our net loss increased from $228,000 to $259,000 for the three months ended July 30, 2006. This adjustment has been reflected in our condensed consolidated financial statements.

Description of Operating Accounts

Net Revenues.   Net revenues consist of product sales, net of returns and allowances.

Gross Profit.   Gross profit is net revenues less cost of revenues and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, the cost of test and assembly services and manufacturing yields. Cost of revenues consists primarily of costs of manufacturing, assembly and testing of our products as well as compensation (including stock-based compensation) and associated costs related to manufacturing support, inbound freight shipments and quality assurance personnel. It also can include, on occasion, adjustments to inventory valuations based on demand and average selling prices expected in future periods.

Research and Development.   Research and development expense consists primarily of compensation (including stock-based compensation) and associated costs for engineering, technical and support personnel, contract engineering services, depreciation of equipment and cost of wafers and mask sets used to evaluate new products and new versions of current products.

Selling, General and Administrative.   Selling, general and administrative expense consists primarily of compensation (including stock-based compensation) and associated costs for sales, marketing and administrative personnel, commissions, promotional activities, bad debt expense, outbound freight shipments, professional fees and director and officer insurance.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenues, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, accounts receivable and allowance for doubtful accounts, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and apply them on a consistent basis.  We believe that such consistent application results in condensed consolidated financial statements and accompanying notes that fairly represent our financial condition, operating results and cash flows for all periods presented.  However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period.  We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses.  Our accounts receivable balance was $10.1 million, net of allowance for doubtful accounts of $138,000, as of July 31, 2006.

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of SFAS No. 123(R).  We estimate the fair value of stock options using the Black-Scholes model, consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107,  Share-Based Payment.  Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock.  The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the Black-Scholes model is based primarily on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that have been granted, exercised and cancelled. Stock-based compensation is amortized on a straight-line basis and allocated to cost of revenues, research and development and sales, general and administrative expenses in the accompanying condensed consolidated statements of operations based on the related employee’s department.

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

We reassess and may adjust the estimated tax rate quarterly.  We apply the current tax rate to our year-to-date income (loss) and our tax provision and related accrual is adjusted accordingly.  Our effective income tax benefit was 56.7% for the three months ended July 31, 2006 and our effective tax rate was 33.3% for the three months ended July 31, 2005.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset.  As of July 31, 2006, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $7.5 million and our valuation allowance was zero.

We have concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended July 31,
	2006	2005

Net revenues	100.0%	100.0%
Cost of revenues	67.8	61.0
Gross profit	32.2	39.0
Operating expenses:
Research and development	12.4	12.4
Selling, general and administrative	25.8	22.9
Income (loss) from operations	(6.0)	3.7
Interest income and other, net	2.1	1.4
Income (loss) before income taxes	(3.9)	5.1
Income tax provision (benefit)	(2.2)	1.7
Net income (loss)	(1.7)%	3.4%

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended July 31,
	2006		2005
EEPROM	$12,801	84.0%	$12,483	85.1%
Flash	999	6.6	1,122	7.6
Analog/mixed-signal	1,425	9.4	1,071	7.3
Net revenues	$15,225	100.0%	$14,676	100.0%

Comparison of the Three Months Ended July 31, 2006 and July 31, 2005

Net Revenues.  Our net revenues increased approximately $549,000, or 3.7%, to $15.2 million for the three months ended July 31, 2006 from $14.7 million for the three months ended July 31, 2005.  The increase in net revenues was primarily due to an increase of approximately $1.6 million in our sales to OEM’s and resellers, offset by a decrease of approximately $941,000 in our sales to distributors.  In addition, our net revenues for analog/mixed-signal products increased by approximately $354,000 to $1.4 million, or 9.4% of our total net revenues for the three months ended July 31, 2006, as we continued to balance a decrease in average selling prices with increasing net revenues.

Sales to customers outside the United States represented approximately 87% of net revenues for the three months ended July 31, 2006 as compared to 89% of net revenues for the three months ended July 31, 2005.

Gross Profit.  Gross profit decreased $814,000, or 14.2%, to $4.9 million for the three months ended July 31, 2006 from $5.7 million for the three months ended July 31, 2005.  The decrease in gross profit was primarily attributable to a decline in average selling prices of our products due to product mix and sales of more expensive inventory acquired in previous quarters.  Net sales of our higher margin flash products decreased approximately $123,000, or 11.0%, to $1.0 million for the three months ended July 31, 2006 from $1.1 million for the three months ended July 31, 2005.  Net charges to income (loss) for movements in inventory reserves were $141,000 for the three months ended July 31, 2006, as compared to $79,000 for the three months ended July 31, 2005.

Research and Development.  Research and development expense increased approximately $67,000 to $1.9 million for the three months ended July 31, 2006 from $1.8 million for the three months ended July 31, 2005.  As a percentage of net revenues, research and development expense was 12.4% for the three months ended July 31, 2006 and 2005.  For the three months ended July 31, 2006, we experienced an increase in salary and benefits of approximately $207,000, of which $183,000 was related to stock-based compensation costs resulting from our adoption of SFAS 123(R) . These amounts were offset by a decrease in depreciation and amortization and materials costs of approximately $137,000.

Selling, General and Administrative.  Selling, general and administrative expense increased $568,000, or 16.9%, to $3.9 million for the three months ended July 31, 2006 from $3.4 million for the three months ended July 31, 2005.  As a percentage of net revenues, selling, general and administrative expense was 25.8% and 22.9% for the three months ended July 31, 2006 and 2005, respectively.  The increase was primarily attributable to a $436,000 increase in salary and benefits, of which $413,000 was related to stock-based compensation costs resulting from our adoption of SFAS 123(R).  In addition, freight and duties related to delivery of our products increased by approximately $144,000.

Interest Income and Other, net.  We earned net interest and other income of $319,000 for the three months ended July 31, 2006, as compared to net interest and other income of $210,000 for the three months ended July 31, 2005.  The increase in interest income and other, net primarily relates to a higher rate of return, despite the lower average balances on our cash, cash equivalents and short-term investments for the three months ended July 31, 2006.  Our rate of return was approximately 4.4% for the three months ended July 31, 2006 compared to approximately 2.6% for the three months ended July 31, 2005.

Income Tax Provision (Benefit).  The benefit from income taxes was $339,000, or 56.7% of net loss before taxes, for the three months ended July 31, 2006. The provision for income taxes was $247,000, or 33.3% of net income before taxes, for the three months ended July 31, 2005.  The projected fiscal 2007 effective tax rate for the three months ended July 31, 2006 is higher than the statutory rate of 34% primarily due to nondeductible stock compensation expense.

Liquidity and Capital Resources

At July 31, 2006, we had cash, cash equivalents and short-term investments of $26.3 million as compared to $29.1 million at April 30, 2006.  We invest our excess cash in short-term financial instruments to generate interest income.  These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year.  They are highly liquid and can be converted to cash at any time.

Historically, our primary source of cash has been provided through operations and through issuance of our common stock.  Our historical uses of cash have primarily been for operating activities as well as capital expenditures.  Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Unaudited Condensed Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Three Months Ended July 31,
	2006	2005

Net cash provided by (used in) operating activities	$(1,859)	$175
Net cash proceeds from sales and (used) by purchases of short-term investments	7,628	1,907
Acquisition of property and equipment	(996)	(173)
Treasury stock purchases	$—	$(258)

Net Cash from Operating Activities

In the three months ended July 31, 2006, we used cash in operating activities of $1.9 million, which was primarily due to net losses of $259,000, adjusted for depreciation and amortization of $462,000 and other non-cash items such as stock-based compensation of $608,000 and a net increase in inventory reserves of $141,000. Cash used in operating activities included increases in gross inventory, accounts receivable and other assets of $953,000, $646,000, and $169,000, respectively.  We made significant payments to vendors during the three months ended July 31, 2006 for amounts that became due as a result of our increased purchases of inventory at the end of fiscal 2006.  As a result, accounts payable and accrued expenses decreased by $389,000 and $528,000, respectively, for the three months ended July 31, 2006.  In addition, our deferred gross profit from distributors decreased $126,000 for the three months ended July 31, 2006.

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

Net Cash from Investing Activities

In the three months ended July 31, 2006, investing activities provided $6.6 million, primarily related to the proceeds from the sales and maturities of our short-term investments of $13.7 million and purchases of short-term investments of $6.0 million.  We had capital expenditures of $996,000, mostly for construction in progress related to our newly acquired headquarters building, as well as for production mask sets and equipment.

In the three months ended July 31, 2005, investing activities provided $1.7 million, primarily related to the proceeds from the sales and maturities of our short-term investments of $6.0 million and purchases of short-term investments of $4.1 million.  We purchased $173,000 of property and equipment, mostly production mask sets.

Net Cash from Financing Activities

In the three months ended July 31, 2006, we did not  repurchase any shares of our common stock on the open market and there were no sales of common stock through the exercise of stock options.

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

Common Stock Repurchase Plan

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3,500,000 shares of our common stock. Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program of up to 1.0 million shares in September 2005. The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans. The following table summarizes the activity of the open market repurchase program for the stated periods and does not include our repurchases of shares from Elex N.V.:

	Three Months Ended July 31,
	2006	2005

Shares repurchased in open market	—	54,724
Total cost of shares	$—	$258,578
Average cost per share	$—	$4.73

Through July 31, 2006 (excluding repurchases of shares from Elex N.V.) we have repurchased 4,358,219 shares of our common stock under the board of directors’ authorized repurchase plans at a total cost of $17,922,088 or an average cost per share of $4.11 per share.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of July 31, 2006 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual cash obligations
Operating leases(1)	$1,555	$357	$1,003	$195	$—
Wafer purchases	4,444	4,444	—	—	—
Other purchase commitments	1,072	1,072	—	—	—
Total contractual cash obligations	$7,071	$5,873	$1,003	$195	$—

(1)       In July 2006, our primary facility lease in Sunnyvale, California expired and in August 2006 we moved into a building we purchased in Santa Clara, California.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  As of July 31, 2006, we are not involved in any SPE transactions.

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

New Accounting Pronouncements

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement in APB Opinion No. 20,  “Accounting Changes,”  to include the cumulative effect of changes in accounting principle in the statement of operations in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principles be applied retrospectively. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Under SFAS No. 154, a change in reporting entity is also applied retrospectively as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. The adoption of SFAS No. 154 did not have a material impact on our condensed consolidated financial statements.

In July 2006, the FASB released its final Interpretation on uncertain tax positions, FIN 48,  Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006. The Company is currently assessing the impact of adopting this standard.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 31, 2006, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Catalyst Semiconductor, Inc. have been detected.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings as of the date of this report.

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

Analog/mixed-signal products accounted for 9.4% and 7.3% of net revenues for the three months ended July 31, 2006 and 2005, respectively. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products. Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products. Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. Many customers favor a vendor that offers a broad range of products. If we are unable to realize more revenues from these products, our total revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

We have in the past been unable and in the future we may be unable to obtain sufficient quantities of wafers from our current foundry suppliers to fulfill customer demand.

We currently purchase a majority of our production wafers from two foundries. In addition, we do not presently have a wafer supply agreement with our foundry suppliers and instead purchase wafers on a purchase order and acceptance basis. To address our wafer supply concerns, we plan to continue expanding our foundry capability at our primary supplier by qualifying our products in multiple fabrication plants owned by a supplier and to expand our foundry capacity with other suppliers. As the need arises, from time to time, we may pursue additional wafer sources. However, we cannot be certain that these efforts will provide us with access to adequate capacity in the future at costs which will enable us to remain profitable. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

•                  inadequate wafer supplies to meet our production needs;

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

Expensing employee stock options materially and aversely affects our reported operating results and could adversely affect our competitive position as well.

As of May 1, 2006, we are required to expense stock options and other share-based payments to employees and directors. Since our inception, we have used stock options as fundamental components of our compensation packages. Prior to May 1, 2006, we had not recognized compensation cost for employee stock options. We believe that our stock option program directly motivates our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. SFAS No. 123(R) requires that we record compensation expense for stock options using the fair value of those awards. During the first quarter of fiscal 2007, we recorded $608,000 related to stock-based compensation which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

To the extent that SFAS No. 123(R) makes it more expensive to grant stock options, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that may be more severe than any actions our competitors may implement may make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

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

It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products. For example, we recorded inventory write-down charges of $225,000 and $304,000 for the three months ended July 31, 2006 and 2005, respectively, which were partially offset by benefits of $84,000 and $225,000, relating to products that were written off in prior periods and sold during these periods, respectively. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For the three months ended July 31, 2006, sales to Avnet, Inc., an international distributor, accounted for 10% of our net revenues. For the three months ended July 31, 2005, none of our direct or indirect customers represented 10% or more of our net revenues.

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

We depend on certain vendors for foundry services, materials and test and assembly services. We maintain stringent policies regarding qualification of these vendors. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products and our results of operations.

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

It may be difficult to design and implement effective internal control over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal control over financial reporting are combined. For example, in fiscal 2006 we experienced unanticipated delays in closing our books and completing our assessment of the effectiveness of our internal control over financial reporting as required by the Sarbanes-Oxley Act under Section 404. As such, we were not able to file our Annual Report on Form 10-K by the original due date without unreasonable expense or effort. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by increased scale of growth.

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

For each the three months ended July 31, 2006 and 2005, sales outside the United States accounted for approximately 87% and 89% of our net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

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

•                  trade restrictions;

•                  the impact of communicable diseases, such as severe acute respiratory syndrome and avian bird flu; and

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

Our ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel. Competition for these personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain these personnel or attract other highly qualified personnel. We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our stockholders. As a result of our adoptions of SFAS 123(R), we incur increased compensation costs associated with our stock-based compensation awards, which may affect this form of compensation to hire and retain employees. Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain highly qualified personnel.

Our low-density flash memory products may become obsolete.

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 6.6% and 7.6% of our net revenues for the three months ended July 31, 2006 and 2005, respectively. In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it. Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as serial and parallel EEPROM devices, compete on the basis of price, product availability and customer service. Principal competitors for our EEPROM products currently include Atmel Corporation, STMicroelectronics N.V and Microchip Technology Incorporated. Principal competitors for our low density flash products include Silicon Storage Technology, Inc. and Integrated Silicon Solution, Inc. Principal competitors for our analog/mixed-signal products include Fairchild Semiconductor International, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, National Semiconductor and Texas Instruments Incorporated.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have 24 patents granted and 13 pending in the United States and intend to seek further United States and international patents on our technology. The expiration dates of our patents range from January 2008 to October 2023. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3,500,000 shares of our common stock. Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program of up to 1.0 million shares in September 2005.The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans. There were no repurchases of common stock during the three months ended July 31, 2006.

Item 3.  Defaults Upon Senor Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

Date: September 12, 2006	By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: September 12, 2006	By:	/s/ THOMAS E. GAY III
Thomas E. Gay III
Vice President of Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002