Form 10-Q
period 2006-10-29
CATALYST SEMICONDUCTOR INC
filed 2006-12-08
CIK 899636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006

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

The number of shares outstanding of the Registrant’s Common Stock as of November 30, 2006 was 16,299,541 exclusive of 6,577,082  shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 31,	April 30,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$9,142	$7,730
Short-term investments	14,870	21,409
Accounts receivable, net	11,257	9,502
Inventories	14,684	14,262
Deferred tax assets	2,771	2,771
Other current assets	617	484
Total current assets	53,341	56,158
Property and equipment, net	11,331	9,408
Deferred tax assets	4,759	4,759
Other assets	60	95
Total assets	$69,491	$70,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,196	$7,453
Accounts payable – related parties	92	143
Accrued expenses	2,947	3,002
Deferred gross profit on shipments to distributors	2,053	2,292
Total current liabilities	11,288	12,890

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 22,839 shares issued and 16,262 shares outstanding at October 31, 2006 and 22,808 shares issued and 16,350 shares outstanding at April 30, 2006	23	23
Additional paid-in-capital	71,605	70,461
Treasury stock, 6,577 shares at October 31, 2006 and 6,458 shares at April 30, 2006	(27,089)	(26,672)
Retained earnings	13,676	13,759
Accumulated other comprehensive loss	(12)	(41)
Total stockholders’ equity	58,203	57,530
Total liabilities and stockholders’ equity	$69,491	$70,420

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net revenues	$16,310	$16,931	$31,535	$31,607
Cost of revenues (A)	10,523	10,493	20,844	19,451
Gross profit	5,787	6,438	10,691	12,156

Operating expenses:
Research and development (A)	1,937	1,976	3,826	3,801
Selling, general and administrative (A)	3,828	3,352	7,760	6,716
Income (loss) from operations	22	1,110	(895)	1,639

Interest income and other, net	325	266	644	479
Income (loss) before income taxes	347	1,376	(251)	2,118
Income tax provision (benefit)	171	449	(168)	696
Net income (loss)	$176	$927	$(83)	$1,422

Net income (loss) per share:
Basic	$0.01	$0.05	$(0.01)	$0.08
Diluted	$0.01	$0.05	$(0.01)	$0.08

Weighted average common shares outstanding:
Basic	16,284	16,919	16,317	16,785
Diluted	17,118	18,274	16,317	18,214

(A) Results for the three and six months ended October 31, 2006 and 2005 include stock-based compensation expense as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
	(In thousands)

Cost of revenues	$13	$—	$25	$—
Research and development	176	—	359	—
Selling, general and administrative	339	—	752	—

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended October 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(83)	$1,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	928	898
Stock-based compensation	1,136	—
Net provision for excess and obsolete inventory	547	543
Loss on disposal of property and equipment	46	—
Tax benefits of options	—	411
Changes in assets and liabilities:
Accounts receivable	(1,755)	(2,308)
Inventories	(969)	1,080
Other assets	(98)	61
Accounts payable (including related parties)	(1,308)	556
Accrued expenses	(55)	(502)
Deferred gross profit on shipments to distributors	(239)	(119)
Net cash provided by (used in) operating activities	(1,850)	2,042

Cash flows from investing activities:
Purchases of short-term investments	(12,825)	(11,756)
Proceeds from sales and maturities of short-term investments	19,393	16,571
Acquisitions of property and equipment	(2,897)	(1,033)
Net cash provided by investing activities	3,671	3,782

Cash flows from financing activities:
Common stock issuances	8	739
Treasury stock purchases	(417)	(1,685)
Net cash used in financing activities	(409)	(946)

Net increase in cash and cash equivalents	1,412	4,878
Cash and cash equivalents at beginning of the period	7,730	10,978
Cash and cash equivalents at end of the period	$9,142	$15,856

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

In the opinion of the management of the Company, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the Company’s April 30, 2006 audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the information set forth herein.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30.  In a 52 week year, each fiscal quarter consists of 13 weeks.  Fiscal year 2006 was comprised of 52 weeks.  Fiscal year 2007 will be comprised of 52 weeks.  For ease of presentation, all periods are presented as if they ended on month end.  All references to the quarter refer to the Company’s fiscal quarter.  The fiscal quarter covered by this report ended on October 29, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates in these financial statements include inventory valuation, stock compensation, deferral of gross profit on shipments of inventory not sold by the distributors at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, reserve for warranty costs, allowances for doubtful accounts receivable and income taxes.  Actual results could differ from those estimates.

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

The Company markets and sells products directly through its sales force and sales representatives to OEMs and indirectly through distributors and resellers.  Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights.  Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues.  The Company also sells products to certain distributors under agreements that allow certain rights to return the product and provides for price protection rights.  These agreements generally permit the distributor to return up to 10%, by value, of the total products they purchased from the Company every six months.  As a result, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer, at which time the sales price becomes fixed.  Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to its end-customers.

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

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its condensed consolidated statements of operations.  The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its condensed consolidated statements of operations.   Such outbound freight costs aggregated to $151,000 and $258,000 for the three months ended October 31, 2006 and 2005, respectively, and to $319,000 and $287,000 for the six months ended October 31, 2006 and 2005, respectively.

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

As of October 31, 2006 and April 30, 2006, no single customer accounted for greater than 10% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on the Company’s consolidated statements of operations.  Such advertising and promotional expenditures were less than $50,000 in each of the three months ended October 31, 2006 and 2005 and less than $100,000 in each of the six months ended October 31, 2006 and 2005.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS No. 151”).  The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) a replacement of Accounting Principles Board (“APB”) Opinion No. 20,  “Accounting Changes” (“APB No. 20”) and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 eliminates the requirement in APB No. 20, to include the cumulative effect of changes in accounting principle in the statement of operations in the period of change.  Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principles be applied retrospectively.  Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used.  Under SFAS No. 154, a change in reporting entity is also applied retrospectively as of the beginning of the first period presented.  A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary.  The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109”.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  “Accounting for Income Taxes”.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006.  The Company is currently assessing the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The guidance is applicable for the Company’s fiscal 2007.  The Company is currently assessing the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

Note 3—Stock-Based Compensation

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”).  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations to account for stock-based employee compensation plans.  As such, compensation expense was recorded if, on the date of grant, the current fair value per share of the underlying stock exceeded the exercise price per share.  The Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures”, in periodic reports.

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007, as if the Company had applied the fair value recognition provisions of  SFAS No. 123 to awards granted under equity incentive plans, was as follows for the three and six months ended October 31, 2005 (in thousands, except per share amounts):

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Reported net income	$927	$1,422
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(515)	(1,058)
As adjusted net income	$412	$364

As adjusted net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Reported net income per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method beginning May 1, 2006 as provided by
SFAS No. 123(R).  Accordingly, during the three and six months ended October 31, 2006, the Company recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures, and stock-based compensation expense for the fair value of options granted during the three and six months ended October 31, 2006, net of forfeitures as calculated under SFAS No. 123(R).  The Company recognized stock-based compensation expense using the straight-line attribution method.  Previously reported amounts have not been restated.  The effect of recording stock-based compensation for the three and six months ended October 31, 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended October 31, 2006	Six Months Ended October 31, 2006
Stock-based compensation expense:
Employee stock options	$528	$1,136
Tax effect of stock-based compensation	(60)	(141)
Net effect on net income (loss)	$468	$995

Effect on net income (loss) per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows.  However, as required by the adoption of SFAS No. 123(R) beginning May 1, 2006, the Company began classifying cash flows resulting from excess tax benefits as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation for such options.  The change in classification on the condensed consolidated statement of cash flows was immaterial because minimal stock options were exercised during the six months ended October 31, 2006.

As of May 1, 2006, the Company had unearned stock-based compensation related to stock options of $4.1 million before the impact of estimated forfeitures.  In the pro forma footnote disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended October 31, 2006, the Company granted approximately 496,000 stock options with an estimated total grant date fair value of $497,000 and a weighted average grant date fair value of $1.00 per option.  During the three and six months ended October 31, 2006, the Company recorded stock-based compensation expense related to stock options of $528,000 and $1,136,000, respectively.

As of October 31, 2006, the aggregate amount of unearned stock-based compensation expense, net of forfeitures, related to stock options was $3.7 million, which the Company will recognize, over an estimated weighted average amortization period of 2.4 years.

Stock-based compensation expense capitalized in inventory at October 31, 2006 was immaterial.

Valuation Assumptions

During the three and six months ended October 31, 2006 and 2005, the Company continued to utilize the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under the Company’s stock option plans.  The expected term and volatility estimates are based on the Company’s historical experience.  The fair value of stock options granted under the Company’s stock option plans were estimated at the date of grant using a straight-line attribution method with the following weighted average assumptions:

	Stock Options
	Three Months Ended
	(Using a Black-Scholes Model)
	October 31,		October 31,
	2006		2005
	Directors and Officers	Other Employees	All Employees
Expected life (in years)	3.1	2.9	5.3
Risk free interest rate	4.75%	4.75%	4.05%
Volatility	38.8%	38.8%	66.7%
Dividend yield	—	—	—

	Stock Options
	Six Months Ended
	(Using a Black-Scholes Model)
	October 31,		October 31,
	2006		2005
	Directors and Officers	Other Employees	All Employees
Expected life (in years)	3.0	2.9	5.3
Risk free interest rate	4.90%	4.90%	3.98%
Volatility	42.4%	42.4%	66.6%
Dividend yield	—	—	—

Equity Incentive Programs:

Overview

The Company considers equity compensation to be long term compensation and an integral component of efforts to attract and retain exceptional executives, senior management and world-class employees.  The Company believes that properly structured equity compensation aligns the long-term interests of stockholders and employees by creating a strong, direct link between employee compensation and stock appreciation, as stock options are only valuable to the Company’s employees if the value of the Company’s common stock increases after the date of grant.

The Company’s board of directors has approved a common stock repurchase program that is described below.

2003 Stock Incentive Plan

In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options.  The founder stock plan was amended and restated in March 1993 as the Stock Option Plan, which had the effect of extending its expiration date to March 2003.  In January 1999 and September 2000, the stockholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the 1993 Stock Option Plan (the “1993 Plan”).  In December 2002, the stockholders approved an amendment and restatement of the 1993 Plan, renaming it the 2003 Stock Incentive Plan (“SIP”), extending its expiration date to November 2012, authorized an additional 1.0 million shares and a provision to automatically authorize annual additions to the plan on the first day of each fiscal year of 1.0 million shares or 5% of the then outstanding shares, whichever is less.  A total of 7.4 million shares of common stock have been reserved for issuance under the SIP.  Options granted under the SIP are for periods not to exceed 10 years.  Incentive stock option and non-statutory stock option grants under the SIP generally must be at prices equal to 100% of the fair market value of the stock at the date of grant.  Options generally vest over four years.

2003 Director Stock Option Plan

During 1993, the Company adopted the 1993 Director Stock Option Plan (the “1993 Director SOP”), which provides for the grant of non-statutory stock options to non-employee directors.  In November 1999 and September 2000, the stockholders authorized an additional 100,000 and 450,000 shares, respectively, to be reserved under the 1993 Director SOP.  In December 2002, the stockholders approved an amendment and restatement of the 1993 Director SOP, renaming it the 2003 Director Stock Option Plan (the “2003 Director SOP”) and extending its expiration to November 2012.  A total of 770,000 shares of common stock have been reserved for issuance under the 2003 Director SOP.  Options granted under the 2003 Director SOP prior to May 1, 2000 were for periods not to exceed five years and not to exceed a period of 10 years for grants made thereafter.  Option grants under the 2003 Director SOP must be at prices equal to 100% of the fair market value of the stock at the date of grant.  Options granted prior to December 2002 vested over a period of three years.  Options granted beginning December 2002 vest immediately as of the date of the grant.

1998 Special Equity Incentive Plan

In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (“SEIP”) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company.  A total of 3.5 million shares of common stock have been reserved for issuance under the SEIP.  Options granted under the SEIP are for periods not to exceed 10 years.  Options generally vest over four years.

2001 Common Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a program for the open market repurchase of up to 1.5 million shares of its common stock.  In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3.5 million shares.  Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program in September 2005.  Under the new repurchase program, the Company may repurchase up to 1.0 million shares of its common stock.  The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under the Company’s stock option plans and to take advantage of the relatively low price of the Company’s common stock.  During the three months ended October 31, 2006, 118,800 shares were repurchased for an approximate cost of $417,000.  During the three months ended October 31, 2005, 289,000 shares were repurchased for a cost of $1,426,000.  The Company accounts for treasury stock using the cost method.  Of the 1.0 million shares currently authorized by the Company’s board of directors for repurchase, the Company has repurchased a total of 977,000 shares and, as of October 31, 2006, can repurchase a total of 23,000 additional shares.  Subsequent to October 31, 2006, the board of directors amended the program and authorized the purchase of an additional 1.0 million shares under the stock repurchase program.

A summary of activity under the SIP, the 2003 Director SOP and the SEIP is as follows (in thousands except per share amounts):

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, May 1, 2006	1,276	5,662	$4.22
Authorized	—	—	—
Granted	(119)	119	4.21
Exercised	—	—	—
Cancelled	25	(25)	5.93
Expired	55	(55)	4.99
Balances, July 31, 2006	1,237	5,701	$4.23	6.7	$3,026
Authorized	—	—	—
Granted	(496)	496	3.22
Exercised	—	(31)	0.25
Cancelled	8	(8)	4.31
Expired	12	(12)	3.02
Balances, October 31, 2006	761	6,146	$4.13	6.7	$2,587
Options exercisable at October 31, 2006		4,220	$4.01	5.9	$2,516

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options as of October 31, 2006, based on the $3.21 closing stock price of our common stock on the NASDAQ Global Market, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options outstanding and exercisable as of October 31, 2006 was 2,122,000 and 2,035,000, respectively.

During the three and six months ended October 31, 2006:

	Three Months Ended October 31, 2006		Six Months Ended October 31, 2006
The weighted average grant date fair value of options granted	$1.00	per share	$1.10	per share
Total fair value of shares vested (in thousands)	$690		$1,356
Total intrinsic value of options exercised (in thousands)	$93		$93
Total cash received from employees as a result of employee stock option exercises (in thousands)	$8		$8
Tax benefits realized as a result of employee stock option exercises (in thousands)	$2		$2

The Company settles employee stock option exercises with newly issued shares of common stock.  The Company does not have any equity instruments outstanding other than options described above as of October 31, 2006.

Note 4—Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted net income (loss) per share is computed using the weighted number of common shares and potentially dilutive common shares outstanding during the period under the treasury stock method.  Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income (loss) per share for periods when their effect is anti-dilutive, which in the current period includes consideration of unearned stock-based compensation as required by SFAS No. 123(R).  In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share data):

	Three Months Ended October 31,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$176	16,284	$0.01	$927	16,919	$0.05
Effect of stock options	—	834	0.00	—	1,355	0.00
Diluted	$176	17,118	$0.01	$927	18,274	$0.05

Options to purchase 2,185,000 shares of common stock at a weighted average exercise price of $5.91 per share outstanding during the three months ended October 31, 2006 and options to purchase 2,305,000 shares of common stock at a weighted average exercise price of $6.37 per share outstanding during the three months ended October 31, 2005 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

A reconciliation of the basic and diluted per share computations for the six months ended October 31, 2006 and October 31, 2005 is as follows (in thousands, except per share data):

	Six Months Ended October 31,
	2006			2005
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(83)	16,317	$(0.01)	$1,422	16,785	$0.08
Effect of stock options	—	—	0.00	—	1,429	0.00
Diluted	$(83)	16,317	$(0.01)	$1,422	18,214	$0.08

All options outstanding during the six months ended October 31, 2006 were excluded in the computation of net loss per share because such options were antidilutive due to net loss incurred in the period.  Options to purchase 2,308,000 shares of common stock at a weighted average exercise price of $6.39 per share outstanding during the six months ended October 31, 2005 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 5 — Balance Sheet Components

	October 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$14,881	$—	$(11)	$14,870

	April 30, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$21,474	$—	$(65)	$21,409

The net unrealized gains (losses) as of October 31, 2006 and April 30, 2006 are recorded in accumulated other comprehensive loss, net of related tax of $4,000 and $24,000, respectively.

The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying consolidated balance sheets.

	October 31, 2006	April 30, 2006
	(In thousands)
Accounts receivable:
Accounts receivable	$11,395	$9,640
Less: Allowance for doubtful accounts	(138)	(138)
	$11,257	$9,502

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three months or six months ended October 31, 2006 and 2005, respectively.

	October 31, 2006	April 30, 2006
	(In thousands)
Inventories:
Work-in-process	$10,612	$9,220
Finished goods	4,072	5,042
	$14,684	$14,262

Property and equipment, net:
Buildings	$5,380	$2,045
Engineering and test equipment	10,628	9,962
Computer software	1,799	1,779
Computer hardware	664	589
Land	2,525	165
Leasehold improvements	45	671
Furniture and office equipment	976	838
Construction in progress	—	3,746
Vehicles	69	69
	22,086	19,864
Less: Accumulated depreciation and amortization	(10,755)	(10,456)
Total property and equipment, net	$11,331	$9,408

	October 31, 2006	April 30, 2006
	(In thousands)
Accrued expenses:
Accrued employee compensation	$952	$866
Accrued income taxes	587	746
Other	1,408	1,390
	$2,947	$3,002

Note 6—Income Taxes

The provision for income taxes was $171,000, or 49.3% of income before taxes, for the three months ended October 31, 2006.  The provision for income taxes was $449,000, or 32.6% of income before taxes, for the three months ended October 31, 2005.  The income tax rate for the three months ended October 31, 2006 is higher than the income tax rate for the three months ended October 31, 2005 primarily due to the non-deductible stock compensation charges associated with incentive stock options, as a result of SFAS 123(R).

The benefit from income taxes was $168,000, or 66.9% of loss before taxes, for the six months ended October 31, 2006.  The provision for income taxes was $696,000, or 32.9% of income before taxes, for the six months ended October 31, 2005.  The income tax rate of the six months ended October 31, 2006 is higher than the income tax rate benefit for the six months ended October 31, 2005 primarily due to the non-deductible stock compensation charges associated with incentive stock options as a result of SFAS 123(R).

Note 7—Segment Reporting

The Company operates in one business segment, the semiconductor segment.  Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005

EEPROM	$13,771	$14,554	$26,572	$27,038
Flash	1,243	1,136	2,242	2,258
Analog/mixed-signal	1,296	1,241	2,721	2,311
Total net revenues	$16,310	$16,931	$31,535	$31,607

Net revenues by geography were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005

United States	$1,228	$1,947	$3,149	$3,614
Hong Kong/China	3,397	4,937	6,216	9,294
Japan	1,925	2,091	3,967	4,550
Europe	2,019	1,896	3,698	3,422
South Korea	1,954	1,928	3,503	3,191
Taiwan	1,934	2,446	4,057	4,293
Other Far East	3,048	1,538	6,061	2,988
Other Americas	805	148	884	255
Total net revenues	$16,310	$16,931	$31,535	$31,607

For the three months ended October 31, 2006 and 2005, Avnet, Inc., an international distributor, represented 11.2% and 11.5%, respectively, of the Company’s net revenues.

For the six months ended October 31, 2006 and 2005, Avnet, Inc. represented 10.7% and 11.9%, respectively, of the Company’s net revenues.

Property and equipment geographical breakdown was as follows (in thousands):

	October 31, 2006	April 30, 2006
United States	$13,794	$12,010
Romania	2,939	2,874
Thailand	2,768	2,695
Japan	2,410	2,191
Other	175	94
	22,086	19,864
Accumulated depreciation and amortization	(10,755)	(10,456)
Total property and equipment, net	$11,331	$9,408

Note 8—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at October 31, 2006 for which goods and services had not been received were approximately $4.1 million, as compared to approximately $6.2 million at April 30, 2006.

Litigation and Other Claims

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

Guarantees

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty.  Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties.  Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues.  The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual claim experience differs from estimates.  Warranty costs were less than $25,000 for each of the three months ended October 31, 2006 and 2005 and less than $50,000 for each of the six months ended October 31, 2006 and 2005.

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

During the six months ended October 31, 2006 and 2005, the Company purchased $682,000 and $1.0 million of wafers and masks, respectively, from X-FAB.  As of October 31, 2006 and April 30, 2006, the total amount owed X-FAB by the Company was $92,000 and $143,000, respectively.  The Company believes that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

In fiscal 2004, the board of directors authorized the Company to purchase 600,000 shares from Elex for $6.77 per share for an aggregate purchase price of $4.1 million, which represented a 13% discount from the closing market price on the NASDAQ Stock Market on the last trading date prior to the approval of the transaction by the Company’s board of directors.  As of October 31, 2006, Elex held 728,700 shares of the Company’s common stock, or 4.4% of the outstanding shares of common stock of the Company.

Note 10—Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Reported net income (loss)	$176	$927	$(83)	$1,422
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of related tax	12	(13)	29	23
Total comprehensive income (loss)	$188	$914	$(54)	$1,445

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

Sales of our analog/mixed-signal products continue to trend upwards, reaching 8.6% of net revenues in the six months ended October 31, 2006 as compared to 7.3% of net revenues in the similar period in the prior year.

Our business is less capital intensive than traditional semiconductor companies because we outsource the manufacturing, assembling and a significant portion of the testing of our products to third parties.  We strive to maintain long-term relationships with our suppliers to ensure stability in our supply of products at a competitive cost.  In addition, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for most products.

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Indirect sales were a majority of our total sales in fiscal 2006 and for the six months ended October 31, 2006.  Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during fiscal 2006 consisted of more than 3,400 customers.  We have approximately 40 distributors and resellers.

For the six months ended October 31, 2006 and 2005, Avnet, Inc. represented 10.7% and 11.9%, respectively, of our net revenues.

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

We sell to some of our distributors under agreements which provide for product return and price protection rights.   These agreements generally permit the distributor to return up to 10% by value of the total products that the distributor has purchased from us every six months.  We defer recognition of revenues until such time as the distributor resells the product to an end-customer, at which time the sales price becomes fixed.  On a monthly basis, we receive point of sales and ending inventory information from each distributor.  Using this information, we determine the amount of revenues to recognize.  For distributors who have product return rights, we also record an inventory reserve to address the cost of products we anticipate that we will not be able to resell after their return by the distributors.  For distributors who have price protection rights, distributors may take the associated credits immediately and in general, we process the credits one or two months after the credit is earned by the distributor.  We record a reserve to cover the estimated liability of those unprocessed credits.  We re-evaluate our revenue recognition policies periodically and no less often than annually.

We defer the recognition of revenue for certain resellers who have no product return rights and no price protection rights.  In accordance with our policy, we will generally defer the recognition of revenue for certain resellers based on their high dollar volume of purchases.

Inventory Valuation

We value our inventory at the lower of standard cost or net realizable value.  Standard cost approximates actual cost on a first-in, first-out basis.  We routinely evaluate the value and quantities of our inventory in light of the current market conditions and market trends and we record reserves for quantities in excess of demand, cost in excess of market value and product age.  Our analysis may take into consideration historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors.  Our forecasts for our inventory may differ from actual inventory use.  The lives of our products are usually long and obsolescence has not been a significant factor historically in the valuation of our inventories.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period.  We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses.  Our accounts receivable balance was $11.3 million, net of allowance for doubtful accounts of $138,000, as of October 31, 2006.

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”).  We estimate the fair value of stock options using the Black-Scholes model, consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107,   “Share-Based Payment.”  Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock.  The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the Black-Scholes model is based primarily on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that have been granted, exercised and cancelled.  Stock-based compensation is amortized on a straight-line basis and allocated to cost of revenues, research and development and sales, general and administrative expenses in the accompanying condensed consolidated statements of operations based on the related employee’s function.

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

We reassess and may adjust the estimated tax rate quarterly.  We apply the current tax rate to our year-to-date income (loss) and our tax provision and related accrual is adjusted accordingly.  Our effective income tax benefit rate was 66.9% for the six months ended October 31, 2006 and effective income tax expense rate was 32.9% for the six months ended October 31, 2005.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset.  As of October 31, 2006, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $7.5 million and our valuation allowance was zero.

We have concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.5	62.0	66.1	61.5
Gross profit	35.5	38.0	33.9	38.5
Operating expenses:
Research and development	11.9	11.7	12.1	12.0
Selling, general and administrative	23.5	19.8	24.6	21.3
Income from operations	0.1	6.5	(2.8)	5.2
Interest income and other, net	2.0	1.6	2.0	1.5
Income before income taxes	2.1	8.1	(0.8)	6.7
Income tax provision	1.0	2.6	(0.5)	2.2
Net income	1.1%	5.5%	(0.3)%	4.5%

Comparison of the three months ended October 31, 2006 and October 31, 2005

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended October 31,
	2006		2005
EEPROM	$13,771	84.4%	$14,554	86.0%
Flash	1,243	7.7	1,136	6.7
Analog/mixed-signal	1,296	7.9	1,241	7.3
Net revenues	$16,310	100.0%	$16,931	100.0%

Net Revenues.  Our net revenues decreased approximately $621,000, or 3.7%, to $16.3 million for the three months ended October 31, 2006 from $16.9 million for three months ended October 31, 2005.  The decrease in net revenues was primarily due to a decline in EEPROM average selling prices, which led to reduced net revenues from our EEPROM products of $783,000, or 5.4%, to $13.8 million for the three months ended October 31, 2006 from $14.6 million for the three months ended October 31, 2005.  This decrease was partially offset by the impact of an increase in total unit volume from 118.0 million for the three months ended October 31, 2005 to 122.0 million for the three months ended October 31, 2006.

Sales to customers outside the United States represented approximately 92.5% and 88.5%, respectively of net revenues for the three months ended October 31, 2006 and 2005.

Gross Profit.  Gross profit decreased $651,000, or 10.1%, to $5.8 million for the three months ended October 31, 2006 from $6.4 million for three months ended October 31, 2005.  The decrease in gross profit was primarily due to declining overall average selling prices resulting from increased market competition and product mix.  The benefit from sales of previously written down inventory was $176,000 for the three months ended October 31, 2006 and $73,000 for the three months ended October 31, 2005.  The provision recorded for excess and obsolete inventory was $582,000 for the three months ended October 31, 2006 and $537,000 for the three months ended October 31, 2005.  The net impact of these inventory provisions was a decrease in gross profit of $406,000 for the three months ended October 31, 2006 and a decrease in gross profit of $464,000 for the three months ended October 31, 2005.

Research and Development.  Research and development expense decreased $39,000, or 2.0%, to $1.9 million for the three months ended October 31, 2006 from $2.0 million for the three months ended October 31, 2005.  As a percentage of net revenues, research and development expense was 11.9% and 11.7% for the three months ended October 31, 2006 and 2005, respectively.  For the three months ended October 31, 2006, we experienced an increase in salary and benefits of approximately $181,000, of which $176,000 was related to stock-based compensation costs resulting from our adoption of SFAS 123(R).  These amounts were offset by a decrease in depreciation and amortization, materials costs, and other professional services of approximately $225,000.

Selling, General and Administrative.  Selling, general and administrative expense increased $476,000, or 14.2%, to $3.8 million for the three months ended October 31, 2006 from $3.4 million for the three months ended October 31, 2005.   As a percentage of net revenues, selling, general and administrative expense was 23.5% and 19.8% for the three months ended October 31, 2006 and 2005, respectively.  The increase was primarily attributable to a $437,000 increase in salary and benefits, of which $339,000 was related to stock-based compensation costs resulting from our adoption of SFAS 123(R) and $132,000 related to an increase in headcount within the sales and marketing function.

Interest Income and Other, net.  We earned interest income and other, net, of $325,000 for the three months ended October 31, 2006 compared to interest income and other, net, of $266,000 for the three months ended October 31, 2005.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 4.9% for the three months ended October 31, 2006 and approximately 3.2% for the three months ended October 31, 2005.  The increase in interest income was primarily attributable to the higher rates of return.

Income Tax Provision.  The provision for income taxes was $171,000, or 49.3% of income before taxes, for the three months ended October 31, 2006.  The provision for income taxes was $449,000, or 32.6% of income before taxes, for the three months ended October 31, 2005.  The income tax rate for the three months ended October 31, 2006 is higher than the income tax rate for the three months ended October 31, 2005, primarily due to the non-deductible stock compensation charges associated with incentive stock options, as a result of SFAS 123(R).

Comparison of the six months ended October 31, 2006 and October 31, 2005

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Six Months Ended October 31,
	2006		2005
EEPROM	$26,572	84.3%	$27,038	85.6%
Flash	2,242	7.1	2,258	7.1
Analog/mixed-signal	2,721	8.6	2,311	7.3
Net revenues	$31,535	100.0%	$31,607	100.0%

Net Revenues.  Our net revenues decreased approximately $72,000, or 0.2%, to $31.5 million for the six months ended October 31, 2006 from $31.6 million for the six months ended October 31, 2005.  The decrease in net revenues was primarily due to a decrease of approximately $0.5 million for our EEPROM products due to decline in market demand resulting in a decrease in unit volume sold to end customers, offset by an increase of approximately $0.4 million for analog/mixed-signal products.  In addition, sales to OEM’s and resellers increased $3.2 million, but were offset by a decrease of $3.4 million in sales through distributors.

Sales to customers outside the United States represented approximately 90.0% of net revenues for the six months ended October 31, 2006 as compared to 88.5% of net revenues for the six months ended October 31, 2005.

Gross Profit.  Gross profit decreased $1.5 million, or 12.1%, to $10.7 million for the six months ended October 31, 2006 from $12.2 million for the six months ended October 31, 2005.  The decrease in gross profit was primarily attributable to a decline in average selling prices of our products due to product mix and sales of more expensive inventory acquired in previous quarters.  The benefit from sales of previously written down inventory was $261,000 for the six months ended October 31, 2006 and $298,000 for the six months ended October 31, 2005.  The provision for excess and obsolete inventory was $808,000 for the six months ended October 31, 2006 and $841,000 for the six months ended October 31, 2005.  The net impact of these inventory provisions was a decrease in gross profit of $547,000 for the six months ended October 31, 2006 and a decrease in gross profit of $543,000 for the six months ended October 31, 2005.

Research and Development.  Research and development expense was flat at $3.8 million for the six months ended October 31, 2006 and 2005.  As a percentage of net revenues, research and development expense was 12.1% and 12.0% for the six months ended October 31, 2006 and 2005, respectively.  For the six months ended October 31, 2006, we experienced an increase in salary and benefits of approximately $388,000, of which $359,000 was related to stock-based compensation costs resulting from our adoption of SFAS 123(R).  These amounts were offset by a decrease in depreciation and amortization, materials costs, and other professional service of approximately $353,000.

Selling, General and Administrative.  Selling, general and administrative expense increased $1.0 million, or 15.5%, to $7.7 million for the six months ended October 31, 2006 from $6.7 million for the six months ended October 31, 2005.  As a percentage of net revenues, selling, general and administrative expense was 24.6% and 21.2% for the six months ended October 31, 2006 and 2005, respectively.  The increase was primarily attributable to an $873,000 increase in salary and benefits, of which $752,000 was related to stock-based compensation costs resulting from our adoption of SFAS 123(R).   Additionally, the cost of other professional services increased by approximately $131,000.

Interest Income and Other, net.  We earned interest income and other, net, of $644,000 for the six months ended October 31, 2006, as compared to interest income and other, net, of $479,000 for the six months ended October 31, 2005.   The increase in interest income and other, net, primarily relates to a higher rate of return, despite the lower average balances of our cash, cash equivalents and short-term investments for the six months ended October 31, 2006.  Our rate of return was approximately 4.6% for the six months ended October 31, 2006 compared to approximately 2.9% for the six months ended October 31, 2005.

Income Tax Provision (Benefit).  The benefit from income taxes was $168,000, or 66.9% of net loss before taxes, for the six months ended October 31, 2006.  The provision for income taxes was $696,000, or 32.9% of net income before taxes, for the six months ended October 31, 2005.  The income tax rate of the six months ended October 31, 2006 is higher than the income tax rate benefit for the six months ended October 31, 2005 primarily due to the non-deductible stock compensation charges associated with incentive stock options, as a result of SFAS 123(R).

Liquidity and Capital Resources

At October 31, 2006, we had cash, cash equivalents and short-term investments of $24.0 million as compared to $29.1 million at April 30, 2006.  During the six months ended October 31, 2006, we repurchased 118,800 shares of our common stock for approximately $417,000.  Additionally, employees exercised stock options to generate $8,000.  We invest our excess cash in short-term financial instruments to generate interest income.  These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year.  They are highly liquid and can be converted to cash at any time.

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

	Six Months Ended October 31,
	2006	2005
	(In thousands)
Net cash provided by (used in) operating activities	$(1,850)	$2,042
Net cash proceeds from sales and purchases of short-term investments	6,568	4,815
Acquisition of property and equipment	(2,897)	(1,033)
Treasury stock purchases	(417)	(1,685)

Net Cash from Operating Activities

In the six months ended October 31, 2006, we used cash in operating activities of $1.9 million, which was primarily due to net losses of $83,000, adjusted for depreciation and amortization of $928,000 and other non-cash items such as stock-based compensation of $1.1 million and a net increase in inventory reserves of $547,000.  Cash used in operating activities included increases in gross inventory, accounts receivable and other assets of $969,000, $1.8 million, and $98,000, respectively.  We made significant payments to vendors during the six months ended October 31, 2006 for amounts that became due as a result of our increased purchases of inventory at the end of fiscal 2006.  As a result, accounts payable decreased by $1.3 million for the six months ended October 31, 2006.  In addition, our deferred gross profit from distributors decreased $239,000 for the six months ended October 31, 2006.

In the six months ended October 31, 2005, we had operating cash flows of $2.0 million which was primarily due to net income of $1.4 million, adjusted for depreciation and amortization of $898,000.  Non-cash items included a net increase in inventory reserves of $543,000 and a tax benefit of $411,000 related to the exercise of employee stock options.  Cash provided by operating activities included a decrease in gross inventory of $1.1 million due to decrease in wafer purchases and resulting in higher unit volumes, and an increase in accounts payable of $556,000 related to higher inventory purchases in the last month of the quarter.  Such sources of cash were partially offset by an increase in accounts receivable of $2.3 million related to increased shipments and a net decrease in accrued liabilities of $502,000 related to lower incentive compensation expense and federal income tax expense for fiscal 2005.

Net Cash from Investing Activities

In the six months ended October 31, 2006, investing activities provided $3.7 million, primarily related to the proceeds from the sales and maturities of our short-term investments of $19.4 million and purchases of short-term investments of $12.8 million.  We had capital expenditures of $2.9 million, mostly for construction costs related to our newly acquired headquarters building, as well as for production mask sets and equipment.

In the six months ended October 31, 2005, investing activities provided $3.8 million, primarily related to the proceeds from the sales and maturities of our short-term investments of $16.6 million and purchases of short-term investments of $11.8 million.  We purchased $1.0 million of property and equipment, mostly production mask sets.

Net Cash from Financing Activities

In the six months ended October 31, 2006, net cash used in our financing activities was $409,000, consisting primarily of $417,000 used to repurchase an aggregate of 118,800 shares of our common stock on the open market during the six months ended October 31, 2006 offset by proceeds of $8,000 from the sale of common stock through the exercise of stock options.

In the six months ended October 31, 2005, net cash used in our financing activities was $946,000, consisting primarily of $1.7 million used to repurchase an aggregate of 344,168 shares of our common stock on the open market during the six months ended October 31, 2005 offset by proceeds of $739,000 from the sale of common stock through the exercise of stock options.

Common Stock Repurchase Plan

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock.  In subsequent periods, the board of directors amended the program and authorized purchases up to an aggregate of 3.5 million shares of our common stock.  Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program of up to 1.0 million shares in September 2005.  The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans.  The following table summarizes the activity of the open market repurchase program for the stated periods and does not include our repurchases of shares from Elex N.V.:

	Six Months Ended October 31,
	2006	2005

Shares repurchased in open market	118,800	344,168
Total cost of shares	$417,051	$1,684,802
Average cost per share	$3.51	$4.90

Subsequent to October 31, 2006, the board of directors amended the program and authorized the purchase of an additional 1.0 million shares under the stock repurchase program.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of October 31, 2006 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual cash obligations
Operating leases(1)	$1,612	$252	$1,018	$342	$—
Wafer purchases	3,139	3,139	—	—	—
Other purchase commitments	922	922	—	—	—
Total contractual cash obligations	$5,673	$4,313	$1,018	$342	$—

(1)          In July 2006, our primary facility lease in Sunnyvale, California expired and in August 2006 we moved into a building we purchased in Santa Clara, California.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  As of October 31, 2006, we are not involved in any SPE transactions.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4” (“SFAS No. 151”).  The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) a replacement of Accounting Principles Board (“APB”) Opinion No. 20,  “Accounting Changes” (“APB No. 20”) and FASB Statement No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle effective for fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions.  SFAS No. 154 eliminates the requirement in APB No. 20, to include the cumulative effect of changes in accounting principle in the statement of operations in the period of change.  Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principles be applied retrospectively.  Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used.  Under SFAS No. 154, a change in reporting entity is also applied retrospectively as of the beginning of the first period presented.  A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary.  The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109”.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  “Accounting for Income Taxes”.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006.  We are currently assessing the impact, if any, of adopting this standard on our financial position, results of operations and liquidity.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The guidance is applicable for our fiscal 2007.  We are currently assessing the impact, if any, of adopting this standard on our financial position, results of operations and liquidity.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 31, 2006, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

Factors Affecting Future Operating Results

We are subject to a number of risks and some of these risks are endemic to the high-technology and semiconductor industry. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report on Form 10-Q..  The following lists some, but not all, of the risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations.  Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

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

Analog/mixed-signal products accounted for 8.6% and 7.3% of net revenues for the six months ended October 31, 2006 and 2005, respectively.  We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times, and a sales force that has limited experience selling these products.  Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products.  Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products.  Many customers favor a vendor that offers a broad range of products.  If we are unable to realize more revenues from these products, our total revenues may not grow.  In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

•                    our inability to qualify our current foundry suppliers for additional products; and

•                    any other problems foundries may have causing a significant interruption in our supply of semiconductor wafers.

Expensing employee stock options materially and aversely affects our reported operating results and could adversely affect our competitive position as well.

As of May 1, 2006, we are required to expense stock options and other share-based payments to employees and directors.  Since our inception, we have used stock options as fundamental components of our compensation packages.  Prior to May 1, 2006, we had not recognized compensation cost for employee stock options.  We believe that our stock option program directly motivates our employees and, through the use of vesting, encourage our employees to remain with us.  In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options using the fair value of those awards.  During the three and six months ended October 31, 2006, we recorded $528,000 and $1.1 million related to stock-based compensation, respectively, which negatively impacted our operating results.  We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time.  During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products.  For example, we recorded inventory write-down charges of $808,000 and $841,000 for the six months ended October 31, 2006 and 2005, respectively, which were partially offset by benefits of $261,000 and $298,000, relating to products that were written off in prior periods and sold during these periods, respectively.  We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.  To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past.  For the six months ended October 31, 2006 and 2005, Avnet, Inc. represented 10.7% and 11.9%, respectively, of the Company’s net revenues.

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

For each the six months ended October 31, 2006 and 2005, sales outside the United States accounted for approximately 90.0% and 88.5% of our net revenues, respectively.  We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future.  However, our international operations may be adversely affected by the following factors:

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

Additionally, our subcontracted presence in Thailand with Trio-Tech subjects us to additional risks associated with the value of the work-in-process and finished goods inventory located there as well as the test equipment utilized in the operations at the Trio-Tech facility.  We recently formed Catalyst Semiconductor (Thailand) Company Limited, a subsidiary in Bangkok, Thailand, that will serve as the Company’s inventory management and logistics center.

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

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products.  Flash memory products represented 7.1% of our net revenues for the six months ended October 31, 2006 and 2005.  In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition.  Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand.  This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer.  We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it.  Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  We currently have 25 patents granted and 15 pending in the United States and intend to seek further United States and international patents on our technology.  The expiration dates of our patents range from January 2008 to October 2023.  We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage.  Our competitors may also be able to design around our patents.  The laws of some countries in which our products are or may be developed, manufactured or sold, may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products.  Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology.  Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock.  In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3.5 million shares of our common stock.  Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program of up to 1.0 million shares in September 2005.  The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans.  During the three months ended October 31, 2006, we repurchased an aggregate of 118,800 shares of our common stock on the open market for $417,000.  Subsequent to October 31, 2006, the board of directors amended the program and authorized the purchase of an additional 1.0 million shares under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Purchased Under the Plan
August 1, 2006 - August 31, 2006	—	—	—	141,781
September 1, 2006 - September 30, 2006	118,800	$3.51	118,800	22,981
October 1, 2006 - October 29, 2006	—	—	—	22,981
Total	118,800	$3.51	118,800

Item 3.  Defaults Upon Senor Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on September 22, 2006, the following proposals were adopted by the votes indicated.

Proposal	Voted For	Number of Shares Withheld
1. To elect two Class II Directors to serve for a three-year term expiring at the 2009 Annual Meeting of Stockholders or until such director’s successors is elected or appointed and qualified.
Garrett A. Garrettson —Class II Director	15,342,333	460,901
Glen G. Possley —Class II Director	15,534,933	259,301

The term of office of directors Henry C. Montgomery, Roland Duchatelet and Gelu Voicu continued after the annual meeting.

Proposal	Voted For	Vote Against	Abstain	Broker Nonvotes
2. To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending April 29, 2007.	15,745,167	53,354	4,713	—

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.99.1(1)	Amendment No. 1 dated October 19, 2006 to Lease Agreement by and between Catalyst Semiconductor (Thailand) Company Limited and Stars Microelectronics

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2006	By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: December 8, 2006	By:	/s/ THOMAS E. GAY III
Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.99.1(1)	Amendment No. 1 dated October 19, 2006 to Lease Agreement by and between Catalyst Semiconductor (Thailand) Company Limited and Stars Microelectronics

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 25, 2006.