Form 10-Q
period 2007-01-28
CATALYST SEMICONDUCTOR INC
filed 2007-03-09
CIK 899636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

0-21488

(Commission File Number)

CATALYST SEMICONDUCTOR, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0083129
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

2975 Stender Way
Santa Clara, California	95054
(Address of Registrant’s principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2007 was 16,411,187 exclusive of 6,711,682 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

Part I.  Financial Information

Item 1.  Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,	April 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,608	$7,730
Short-term investments	18,152	21,409
Accounts receivable, net	11,073	9,502
Inventories	12,788	14,262
Deferred tax assets	2,771	2,771
Other current assets	383	484
Total current assets	52,775	56,158
Property and equipment, net	11,572	9,408
Deferred tax assets	4,759	4,759
Other assets	60	95
Total assets	$69,166	$70,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,965	$7,453
Accounts payable — related parties	113	143
Accrued expenses	2,543	3,002
Deferred gross profit on shipments to distributors	2,048	2,292
Total current liabilities	10,669	12,890

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding		—
Common stock, $0.001 par value, 45,000 shares authorized; 23,117 shares issued and 16,405 shares outstanding at January 31, 2007 and 22,808 shares issued and 16,350 shares outstanding at April 30, 2006	23	23
Additional paid-in-capital	72,252	70,461
Treasury stock, 6,712 shares at January 31, 2007 and 6,458 shares at April 30, 2006	(27,560)	(26,672)
Retained earnings	13,787	13,759
Accumulated other comprehensive loss	(5)	(41)
Total stockholders’ equity	58,497	57,530
Total liabilities and stockholders’ equity	$69,166	$70,420

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net revenues	$16,417	$14,423	$47,952	$46,030
Cost of revenues (A)	10,576	8,208	31,420	27,659
Gross profit	5,841	6,215	16,532	18,371

Operating expenses:
Research and development (A)	1,915	1,891	5,741	5,692
Selling, general and administrative (A)	3,987	3,283	11,747	9,999
Income (loss) from operations	(61)	1,041	(956)	2,680

Interest income and other, net	333	362	977	841
Income before income taxes	272	1,403	21	3,521
Income tax provision (benefit)	161	539	(7)	1,235
Net income	$111	$864	$28	$2,286

Net income per share:
Basic	$0.01	$0.05	$0.00	$0.14
Diluted	$0.01	$0.05	$0.00	$0.13

Weighted average common shares outstanding:
Basic	16,359	16,739	16,331	16,770
Diluted	17,200	18,090	17,246	18,174

(A)            Results for the three and nine months ended January 31, 2007 and 2006 include stock-based compensation expense as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
	(In thousands)
Cost of revenues	$16	$—	$42	$—
Research and development	215	—	574	—
Selling, general and administrative	326	—	1,078	—

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$28	$2,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,444	1,389
Stock-based compensation	1,694	—
Provision for excess and obsolete inventory	1,235	728
Benefit from sale of previously written down inventory	(358)	(401)
Tax benefits of options	—	522
Changes in assets and liabilities:
Accounts receivable	(1,571)	(546)
Inventories	598	(920)
Other assets	136	369
Accounts payable (including related parties)	(1,518)	(802)
Accrued expenses	(459)	(356)
Deferred gross profit on shipments to distributors	(244)	(1)
Net cash provided by operating activities	985	2,268

Cash flows from investing activities:
Purchases of short-term investments	(25,511)	(18,683)
Proceeds from sales and maturities of short-term investments	28,803	19,790
Acquisitions of property and equipment	(3,607)	(1,517)
Net cash used in investing activities	(315)	(410)

Cash flows from financing activities:
Common stock issuances	97	960
Treasury stock purchases	(889)	(2,583)
Net cash used in financing activities	(792)	(1,623)

Net increase (decrease) in cash and cash equivalents	(122)	235
Cash and cash equivalents at beginning of the period	7,730	10,978
Cash and cash equivalents at end of the period	$7,608	$11,213

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

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to April 30.  In a 52 week year, each fiscal quarter consists of 13 weeks.  Fiscal year 2006 was comprised of 52 weeks.  Fiscal year 2007 will be comprised of 52 weeks.  For ease of presentation, all periods are presented as if they ended on month end.  All references to the quarter refer to the Company’s fiscal quarter.  The fiscal quarter covered by this report ended on January 28, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates in these financial statements include inventory valuation, stock-based compensation, deferral of gross profit on shipments of inventory not sold by the distributors at the end of the period, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, reserve for warranty costs, allowances for doubtful accounts receivable and income taxes.  Actual results could differ from those estimates.

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

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency.  All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars.  The Company purchases wafers and has test and assembly activities in Asia and supports sales and marketing activities in various countries outside of the United States.  Most of these costs are paid for with U.S. dollars.  Research and development personnel costs in Romania are tracked against the euro while all other activities are paid in Romanian leu.  Sales and marketing activities in Japan are paid in Japanese yen.  Foreign currency transaction gains and losses, resulting from remeasuring local currency to the U.S. dollar, are included in determining net income (loss) for the period.  The foreign exchange gains and losses were not material for the periods presented.

Recognition of Revenues

The Company generally recognizes revenues as products are shipped if evidence of an arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

The Company markets and sells products directly through its sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights.  Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues.  The Company also sells products to certain distributors under agreements that provide for product return and price protection rights.  These agreements generally permit the distributor to return up to 10% by value of the total products they purchased from the Company every six months.  As a result, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer, at which time the sales price becomes fixed.  Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to its end-customers.

Inventories

Inventory is stated at the lower of standard cost or net realizable value.  Standard cost approximates actual cost on a first-in, first-out basis.  The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.  Inventory writedown or provisions once established are not reversed until the related inventory has been sold or physically scrapped.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its condensed consolidated statements of operations.  The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its condensed consolidated statements of operations.   Such outbound freight costs aggregated to $189,000 and $171,000 for the three months ended January 31, 2007 and 2006, respectively, and to $508,000 and $457,000 for the nine months ended January 31, 2007 and 2006, respectively.

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

As of January 31, 2007, Avnet, Inc., an international distributor, represented 11.4% of gross accounts receivable.  As of April 30, 2006, no single customer accounted for greater than 10% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on the Company’s consolidated statements of operations.  Such advertising and promotional expenditures were less than $50,000 in each of the three months ended January 31, 2007 and 2006 and less than $125,000 in each of the nine months ended January 31, 2007 and 2006.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material effect on our financial position, results of operations or cash flows.

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

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007, as if the Company had applied the fair value recognition provisions of  SFAS No. 123 to awards granted under equity incentive plans, was as follows for the three and nine months ended January 31, 2006 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2006	2006
Reported net income	$864	$2,286
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(492)	(1,549)
As adjusted net income	$372	$737

As adjusted net income per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.04
Reported net income per share:
Basic	$0.05	$0.14
Diluted	$0.05	$0.13

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method beginning May 1, 2006 as provided by SFAS No. 123(R).  Accordingly, during the three and nine months ended January 31, 2007, the Company recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures, and stock-based compensation expense for the fair value of options granted or modified during the three and nine months ended January 31, 2007, net of forfeitures as calculated under SFAS No.123(R).  The Company recognized stock-based compensation expense using the straight-line attribution method.  Previously reported amounts have not been restated.  The effect of recording stock-based compensation for the three and nine months ended January 31, 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended January 31, 2007	Nine Months Ended January 31, 2007
Stock-based compensation expense:
Employee stock options	$527	$1,664
Restricted stock	30	30
Total stock-based compensation expense	557	1,694
Tax effect of stock-based compensation	(105)	(246)
Net effect on net income	$452	$1,448

Effect on net income per share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.08

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows.  However, as required by the adoption of SFAS No. 123(R) beginning May 1, 2006, the Company began classifying cash flows resulting from excess tax benefits as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation for such options.  The change in classification on the condensed consolidated statement of cash flows was immaterial because minimal stock options were exercised during the nine months ended January 31, 2007.

As of May 1, 2006, the Company had unearned stock-based compensation related to stock options of $4.1 million before the impact of estimated forfeitures.  In the pro forma footnote disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.  SFAS No 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended January 31, 2007, the Company granted approximately 154,000 stock options with an estimated total grant date fair value of $183,000 and a weighted average grant date fair value of $1.19 per option.  During the three and nine months ended January 31, 2007, the Company recorded stock-based compensation expense related to stock options of $527,000 and $1.7 million, respectively.

During the three months ended January 31, 2007, the Company granted 225,000 shares of restricted stock with a total grant date fair value of $732,000 and a weighted average grant date fair value of $3.25 per share.  The restricted stock vests over a period of three years with 1/3 of the grant vesting at the end of each year.  During the three and nine months ended January 31, 2007, the Company recorded stock-based compensation expense related to restricted stock of $30,000 and $30,000, respectively.

As of January 31, 2007, the aggregate amount of unearned stock-based compensation expense, net of estimated forfeitures, related to stock options was $3.8 million, which the Company will recognize, over an estimated weighted average amortization period of 2.7 years.

As of January 31, 2007, the aggregate amount of unearned stock-based compensation expense, net of estimated forfeitures, related to restricted stock was $674,000, which the Company will recognize over an estimated weighted average amortization period of 2.9 years.

Stock-based compensation expense capitalized in inventory at January 31, 2007 was immaterial.

Valuation Assumptions

During the three and nine months ended January 31, 2007 and 2006, the Company continued to utilize the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under the Company’s stock option plans.  The expected term and volatility estimates are based on the Company’s historical experience.  The fair value of stock options granted under the Company’s stock option plans were estimated at the date of grant using a straight-line attribution method with the following weighted average assumptions:

	Stock Options
	Three Months Ended
	(Using a Black-Scholes Model)
	January 31,		January 31,
	2007		2006
	Directors and Officers	Other Employees	All Employees
Expected life (in years)	3.2	2.9	5.3
Risk free interest rate	4.67%	4.67%	4.32%
Volatility	38.3%	36.4%	63.6%
Dividend yield	—	—	—

	Stock Options
	Nine Months Ended
	(Using a Black-Scholes Model)
	January 31,		January 31,
	2007		2006
	Directors and Officers	Other Employees	All Employees
Expected life (in years)	3.1	2.9	5.3
Risk free interest rate	4.82%	4.82%	4.09%
Volatility	41.0%	40.4%	65.6%
Dividend yield	—	—	—

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

2003 Stock Incentive Plan

In October 1989, the Company adopted a founder stock plan for incentive stock options and non-statutory stock options.  The founder stock plan was amended and restated in March 1993 as the Stock Option Plan, which had the effect of extending its expiration date to March 2003.  In January 1999 and September 2000, the stockholders authorized an additional 1.8 million shares and 2.5 million shares, respectively, to be reserved under the 1993 Stock Option Plan (the “1993 Plan”).  In December 2002, the stockholders approved an amendment and restatement of the 1993 Plan, renaming it the 2003 Stock Incentive Plan (“SIP”), extending its expiration date to November 2012, authorized an additional 1.0 million shares and a provision to automatically authorize annual additions to the plan on the first day of each fiscal year of 1.0 million shares or 5% of the then outstanding shares, whichever is less.  A total of 7.4 million shares of common stock have been reserved for issuance under the SIP.  The SIP allows for the issuance of incentive and non-statutory stock options, restricted stock, restricted stock units and stock appreciation rights.  Options granted under the SIP are for periods not to exceed 10 years.  Incentive stock option and non-statutory stock option grants under the SIP generally must be at prices equal to 100% of the fair market value of the stock at the date of grant.  Options generally vest over four years.  Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions.

On November 28, 2006, the compensation committee of the board of directors approved the grant of restricted stock to certain executive officers of the Company pursuant to the Company’s SIP.  The grant of the restricted stock to each of the executive officers vest over a period of three years with 1/3 of the grant vesting at the end of each year.

2003 Director Stock Option Plan

During 1993, the Company adopted the 1993 Director Stock Option Plan (the “1993 Director SOP”), which provides for the grant of non-statutory stock options to non-employee directors.  In November 1999 and September 2000, the stockholders authorized an additional 100,000 and 450,000 shares, respectively, to be reserved under the 1993 Director SOP.  In December 2002, the stockholders approved an amendment and restatement of the 1993 Director SOP, renaming it the 2003 Director Stock Option Plan (the “2003 Director SOP”) and extending its expiration date to November 2012.  A total of 770,000 shares of common stock have been reserved for issuance under the 2003 Director SOP.  Options granted under the 2003 Director SOP prior to May 1, 2000 were for periods not to exceed five years and not to exceed a period of 10 years for grants made thereafter.  Option grants under the 2003 Director SOP must be at prices equal to 100% of the fair market value of the stock at the date of grant.  Options granted prior to December 2002 vested over a period of three years.  Options granted beginning in December 2002 vest immediately as of the date of the grant.

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

A summary of stock option and restricted stock activity under the SIP, the 2003 Director SOP and the SEIP is as follows (in thousands except per share amounts):

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, May 1, 2006	1,276	5,662	$4.22
Granted - stock options	(119)	119	4.21
Cancelled	25	(25)	5.93
Expired	55	(55)	4.99
Balances, July 31, 2006	1,237	5,701	$4.23	6.7	$3,026
Granted - stock options	(496)	496	3.22
Exercised	—	(31)	0.25
Cancelled	8	(8)	4.31
Expired	12	(12)	3.02
Balances, October 31, 2006	761	6,146	$4.13	6.7	$2,587
Granted - stock options	(154)	154	3.65
Granted - restricted stock	(225)			2.9	$732
Exercised	—	(52)	1.70
Cancelled	7	(7)	4.60
Expired	33	(33)	5.31
Balances, January 31, 2007	422	6,208	$4.14	6.6	$3,120
Options exercisable at January 31, 2007		4,359	$4.08	5.7	$2,962

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options as of January 31, 2007, based on the $3.45 closing stock price of our common stock on the NASDAQ Global Market, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options outstanding and exercisable as of January 31, 2007 was 2,594,000 and 2,028,000, respectively.

During the three and nine months ended January 31, 2007:

	Three Months Ended January 31, 2007		Nine Months Ended January 31, 2007
The weighted average grant date fair value of options granted	$1.19	per share	$1.14	per share
Total fair value of shares vested	$527,000		$1,883,000
Total intrinsic value of options exercised	$81,000		$174,000
Total cash received from employees as a result of employee stock option exercises	$89,000		$97,000
Tax benefits realized as a result of employee stock option exercises	$21,000		$23,000

The Company settles employee stock option exercises with newly issued shares of common stock.  The Company does not have any equity instruments outstanding other than the options and restricted stock described above as of January 31, 2007.

2001 Common Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a program for the open market repurchase of up to 1.5 million shares of its common stock.  In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3.5 million shares.  Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program in September 2005 to repurchase up to 1.0 million shares of its common stock.  In subsequent periods, the board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares.  The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under the Company’s stock option plans and to take advantage of the relatively low price of the Company’s common stock.  During the three months ended January 31, 2007, 134,600 shares were repurchased for an approximate cost of $472,000.  During the three months ended January 31, 2006, 180,591 shares were repurchased for an approximate cost $898,000.  The Company accounts for treasury stock using the cost method.  Of the 2.0 million shares currently authorized by the Company’s board of directors for repurchase, the Company has repurchased a total of 1,111,619 shares and, as of January 31, 2007, can repurchase a total of 888,381 additional shares.

Note 4—Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted net income per share is computed using the weighted number of common shares and potentially dilutive common shares outstanding during the period under the treasury stock method.  Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive, which in the current period includes consideration of unearned stock-based compensation as required by SFAS No. 123(R).  In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.  A reconciliation of the basic and diluted per share computations is as follows (in thousands, except per share data):

	Three Months Ended January 31,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$111	16,359	$0.01	$864	16,739	$0.05
Effect of stock options and restricted stock	—	841	—	—	1,351	—
Diluted	$111	17,200	$0.01	$864	18,090	$0.05

Options to purchase approximately 3,634,000 shares of common stock at a weighted average exercise price of $5.49 per share outstanding during the three months ended January 31, 2007 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.  Options to purchase approximately 2,041,000 shares of common stock at a weighted average exercise price of $6.52 per share outstanding during the three months ended January 31, 2006 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

A reconciliation of the basic and diluted per share computations for the nine months ended January 31, 2007 and January 31, 2006 is as follows (in thousands, except per share data):

	Nine Months Ended January 31,
	2007			2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$28	16,331	$0.00	$2,286	16,770	$0.14
Effect of stock options and restricted stock	—	915	—	—	1,404	(0.01)
Diluted	$28	17,246	$0.00	$2,286	18,174	$0.13

Options to purchase approximately 3,571,000 shares of common stock at a weighted average exercise price of $5.52 per share outstanding during the nine months ended January 31, 2007 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.  Options to purchase approximately 2,219,000 shares of common stock at a weighted average exercise price of $6.43 per share outstanding during the nine months ended January 31, 2006 were not included in the computation of diluted income per share because their option price was greater than the average fair market value for the period.

Note 5 — Balance Sheet Components

	January 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$17,261	$—	$(8)	$17,253
U.S. government debt securities with maturities more than one year	$900	$—	$(1)	$899
	$18,161	$—	$(9)	$18,152

	April 30, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities less than one year	$21,474	$—	$(65)	$21,409

The net unrealized gains (losses) as of January 31, 2007 and April 30, 2006 are recorded in accumulated other comprehensive loss, net of related tax of $4,000 and $24,000, respectively.

The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying condensed consolidated balance sheets.

	January 31, 2007	April 30, 2006
	(In thousands)
Accounts receivable:
Accounts receivable	$11,211	$9,640
Less: Allowance for doubtful accounts	(138)	(138)
	$11,073	$9,502

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three months or nine months ended January 31, 2007 and 2006.

	January 31, 2007	April 30, 2006
	(In thousands)
Inventories:
Work-in-process	$9,482	$9,220
Finished goods	3,306	5,042
	$12,788	$14,262

Property and equipment, net:
Buildings and improvements	$5,424	$2,045
Engineering and test equipment	11,303	9,962
Computer software	1,803	1,779
Computer hardware	674	589
Land	2,525	165
Leasehold improvements	47	671
Furniture and office equipment	701	838
Construction in progress	—	3,746
Vehicles	68	69
	22,545	19,864
Less: Accumulated depreciation and amortization	(10,973)	(10,456)
Total property and equipment, net	$11,572	$9,408

	January 31, 2007	April 30, 2006
	(In thousands
Accrued expenses:
Accrued employee compensation	$709	$866
Accrued income taxes	715	746
Other	1,119	1,390
	$2,543	$3,002

Note 6—Income Taxes

The provision for income taxes was $161,000, or 59.2% of income before taxes, for the three months ended January 31, 2007.  The provision for income taxes was $539,000, or 38.4% of income before taxes, for the three months ended January 31, 2006.  The income tax rate provision for the three months ended January 31, 2007 was higher than the income tax rate provision for the three months ended January 31, 2006 primarily due to the non-deductible stock-based compensation expense associated with incentive stock options, as a result of SFAS 123(R).

The benefit from income taxes was $7,000 or 33.3% of income before taxes, for the nine months ended January 31, 2007.  The provision for income taxes was $1.2 million, or 35.1% of income before taxes, for the nine months ended January 31, 2006.  The benefit for income taxes resulted primarily from recognition in the quarter ended January 31, 2007 of a benefit related to research credits for fiscal 2006 upon enactment of the related tax law.

Note 7—Segment Reporting

The Company operates in one business segment, the semiconductor segment.  Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006

EEPROM	$13,987	$11,971	$40,558	$39,008
Flash	1,124	1,329	3,366	3,587
Analog/mixed-signal	1,306	1,123	4,028	3,435
Total net revenues	$16,417	$14,423	$47,952	$46,030

Net revenues by geography were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006

United States	$1,017	$1,707	$4,165	$5,321
Hong Kong/China	3,756	4,212	9,972	13,506
Japan	1,689	1,928	5,656	6,478
Europe	1,699	1,822	5,397	5,244
South Korea	2,295	1,603	5,798	4,795
Taiwan	1,975	2,138	6,032	6,431
Other Far East	3,305	907	9,367	3,894
Other Americas	681	106	1,565	361
Total net revenues	$16,417	$14,423	$47,952	$46,030

For the three months ended January 31, 2007, Avnet, Inc. (“Avnet”), an international distributor, represented 11.0% of the Company’s net revenues.  For the three months ended January 31, 2006, Avnet represented 15.1% of the Company’s net revenues.

For the nine months ended January 31, 2007, Avnet represented 10.8% of the Company’s net revenues.  For the nine months ended January 31, 2006, Avnet represented 14.0% of the Company’s net revenues.

Property and equipment, net was located as follows (in thousands):

	January 31, 2007	April 30, 2006

United States	$13,877	$12,010
Romania	2,965	2,874
Thailand	2,769	2,695
Japan	2,684	2,191
Other	250	94
	22,545	19,864
Accumulated depreciation and amortization	(10,973)	(10,456)
Total property and equipment, net	$11,572	$9,408

Note 8—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at January 31, 2007 for which goods and services had not been received were approximately $5.1 million, as compared to approximately $6.2 million at April 30, 2006.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty.  Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties.  Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues.  The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual claim experience differs from estimates.  Warranty costs were less than $25,000 for each of the three months ended January 31, 2007 and 2006 and less than $75,000 for each of the nine months ended January 31, 2007 and 2006.

Note 9—Related Party Transactions

Elex N.V.

During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”) a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company.  Roland Duchâtelet, the chairman and chief executive officer of Elex, serves as a member of the Company’s board of directors.  Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of the Company’s common stock.  As of January 31, 2007, Elex held 728,700 shares of the Company’s common stock, or 4.4% of the outstanding shares of common stock of the Company.

The wafers provided by X-FAB include most of the Company’s analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes.  Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB.

During the nine months ended January 31, 2007 and 2006, the Company purchased $824,000 and $1.7 million of wafers and masks, respectively, from X-FAB.  As of January 31, 2007 and April 30, 2006, the total amount owed X-FAB by the Company was $113,000 and $143,000, respectively.  The Company believes that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Note 10—Other Comprehensive Income

The components of other comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006

Reported net income	$111	$864	$28	$2,286
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of related tax	7	5	36	28
Total comprehensive income	$118	$869	$64	$2,314

Note 11—Subsequent Events

On February 14, 2007, the Company offered a stock option exchange program (the “Exchange Offer”) to its employees and consultants, other than its non-employee directors, giving them the right to tender all outstanding and unexercised options that have a per share exercise price equal to $4.00 or higher of the Company’s common stock, whether vested or unvested, that have been granted under its SEIP and/or SIP. All options tendered will receive a non-statutory stock option to purchase one (1) share for every two (2) exchanged incentive or non-statutory stock options pursuant to the Exchange Offer.  The eligible options may be exchanged for new options that will be granted under either the Company’s SEIP and/or SIP, respectively, depending on which plan the exchanged options originated from.  Regardless of whether the original options were vested, the new options will vest as to 1/36th of the shares subject to the new option each month commencing one month after the new option grant date. Vesting is subject to continued active service with the Company on each relevant vesting date. New options granted to the executive officers pursuant to the SIP will receive additional vesting and an extended period of exercise if they are terminated under certain conditions. The Exchange Offer is scheduled to close on March 16, 2007 and the Company expects the new option grant date to be the same date.  A maximum of 3,093,664 shares are eligible to participate in the Exchange offer, which would result in the issuance of 1,546,832 shares on the scheduled close date of the Exchange Offer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  These forward-looking statements include, but are not limited to, the statements relating to: downward pricing trends; average selling prices; the increasing portion of our net revenues from analog/mixed-signal products the sufficiency of our cash resources; use of critical accounting estimates; use of equity incentive plans; and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing.  These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power.  Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets.  For example, in fiscal 2006, we experienced a downward trend in average selling prices and unit volumes for our non-volatile memory products due to weakening market demand.  In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity.  In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

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

Sales of our analog/mixed-signal products continue to trend upwards, reaching 8.4% of net revenues in the nine months ended January 31, 2007 as compared to 7.5% of net revenues in the similar period in the prior year.

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

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Indirect sales were a majority of our total sales in fiscal 2006 and for the nine months ended January 31, 2007.  Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during fiscal 2006 consisted of more than 3,400 customers.  We have approximately 40 distributors and resellers.

For the nine months ended January 31, 2007 and 2006, Avnet represented 10.8% and 14.0%, respectively, of our net revenues.

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

Sales to customers outside the United States comprised the vast majority of our net revenues in recent periods.  This increasing growth in net revenues to customers outside the United States was consistent with the trend towards outsourcing of the manufacturing process, particularly to companies who manufacture in Asia.  Substantially all sales of our products are denominated in U.S. dollars, minimizing the effects of currency fluctuations.

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

We sell products to certain distributors under agreements that provide for product return and price protection rights.  These agreements generally permit the distributor to return up to 10% by value of the total products that the distributor has purchased from us every six months.  We defer recognition of revenues until the time the distributor resells the product to an end-customer, at which time the sales price becomes fixed.  On a monthly basis, we receive point of sales and ending inventory information from each distributor.  Using this information, we determine the amount of revenues to recognize.  For distributors who have product return rights, we also record an inventory reserve to address the cost of products we anticipate that we will not be able to resell after their return by the distributors.  For distributors who have price protection rights, distributors may take the associated credits immediately and in general, we process the credits one or two months after the credit is earned by the distributor.  We record a reserve to cover the estimated liability of those unprocessed credits.  We re-evaluate our revenue recognition policies periodically and no less often than annually.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period.  We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses.  Our accounts receivable balance was $11.1 million, net of allowance for doubtful accounts of $138,000, as of January 31, 2007.

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”).  We estimate the fair value of stock options using the Black-Scholes model, consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment ..”  Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock.  The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the Black-Scholes model is based primarily on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that have been granted, exercised and cancelled.  Stock-based compensation is amortized on a straight-line basis and allocated to cost of revenues, research and development and sales, general and administrative expenses in the accompanying condensed consolidated statements of operations based on the related employee’s function.

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

We reassess and may adjust the estimated tax rate quarterly.  We apply the current tax rate to our year-to-date income (loss) and our tax provision and related accrual is adjusted accordingly.  Our effective income tax benefit rate was 33.3% for the nine months ended January 31, 2007 and effective income tax expense rate was 35.1% for the nine months ended January 31, 2006.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset.  As of January 31, 2007, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $7.5 million and our valuation allowance was zero as we have concluded that it is more likely than not that such assets will be realized.

We have concluded that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.4	56.9	65.5	60.1
Gross profit	35.6	43.1	34.5	39.9
Operating expenses:
Research and development	11.7	13.1	12.0	12.4
Selling, general and administrative	24.3	22.8	24.5	21.7
Income (loss) from operations	(0.4)	7.2	(2.0)	5.8
Interest income and other, net	2.1	2.5	2.1	1.8
Income (loss) before income taxes	1.7	9.7	0.1	7.6
Income tax provision	1.0	3.7	—	2.7
Net income	0.7%	6.0%	0.1%	4.9%

Comparison of the three months ended January 31, 2007 and January 31, 2006

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended January 31,
	2007		2006

EEPROM	$13,987	85.2%	$11,971	83.0%
Flash	1,124	6.8	1,329	9.2
Analog/mixed-signal	1,306	8.0	1,123	7.8
Net revenues	$16,417	100.0%	$14,423	100.0%

Net Revenues.  Our net revenues increased approximately $2.0 million or 13.8%, to $16.4 million for the three months ended January 31, 2007 from $14.4 million for three months ended January 31, 2006.  The increase in net revenues was primarily due to higher EEPROM product sales volume, which led to increased net revenues from our EEPROM products of $2.0 million, or 16.8%, to $14.0 million for the three months ended January 31, 2007 from $12.0 million for the three months ended January 31, 2006.  In addition, sales to OEM’s and resellers increased $3.3 million, but were offset by a decrease of $1.4 million in sales through distributors.

Sales to customers outside the United States represented approximately 93.8% of net revenues for the three months ended January 31, 2007 as compared to 88.2% of net revenues for the three months ended January 31, 2006.

Gross Profit.  Gross profit decreased $374,000 or 6.0%, to $5.8 million for the three months ended January 31, 2007 from $6.2 million for three months ended January 31, 2006.  The decrease in gross profit was primarily due to declining overall average selling prices resulting from increased market competition and product mix.  The benefit from sales of previously written down inventory was $97,000 for the three months ended January 31, 2007 and $103,000 for the three months ended January 31, 2006.  The provision recorded for excess and obsolete inventory was $426,000 for the three months ended January 31, 2007 and $185,000 for the three months ended January 31, 2006.  The net impact of these inventory provisions was a decrease in gross profit of $329,000 for the three months ended January 31, 2007 and a decrease in gross profit of $82,000 for the three months ended January 31, 2006.

Research and Development.  Research and development expense was flat at $1.9 million for the three month periods ended January 31, 2007 and 2006.  As a percentage of net revenues, research and development expense was 11.7% and 13.1% for the three months ended January 31, 2007 and 2006, respectively.  For the three months ended January 31, 2007, we experienced an increase in payroll and related costs of approximately $158,000, of which $215,000 related to stock-based compensation costs resulting from our adoption of SFAS 123(R), offset by a decrease in bonuses earned.  This increase in payroll and related costs was offset primarily by a decrease in depreciation, amortization and occupancy costs of $167,000.

Selling, General and Administrative.  Selling, general and administrative expense increased $704,000, or 21.4%, to $4.0 million for the three months ended January 31, 2007 from $3.3 million for the three months ended January 31, 2006.  As a percentage of net revenues, selling, general and administrative expense was 24.3% and 22.8% for the three months ended January 31, 2007 and 2006, respectively.  The increase was primarily attributable to charges of $326,000 related to stock-based compensation costs resulting from our adoption of SFAS 123(R) and an increase in commissions of $228,000 related to net revenue growth.  In addition, advertising, publications and professional services expenses increased by $168,000.

Interest Income and Other, net.  We earned interest income and other, net, of $333,000 for the three months ended January 31, 2007 compared to interest income and other, net, of $362,000 for the three months ended January 31, 2006.  Our rate of return on our average balance of cash, cash equivalents and short-term investments was approximately 4.9% for the three months ended January 31, 2007 and approximately 3.7% for the three months ended January 31, 2006.  The decrease in interest income and other, net, was primarily attributable to our lower average cash, cash equivalents and short-term investment balances.

Income Tax Provision.  The provision for income taxes was $161,000, or 59.2% of income before taxes, for the three months ended January 31, 2007.  The provision for income taxes was $539,000, or 38.4% of income before taxes, for the three months ended January 31, 2006.  The income tax rates are impacted by the level of tax credits when compared to pretax income and the effect of stock-based compensation expense recorded where a substantial portion of the charge relates to non-deductible incentive stock options.  The benefit for income taxes resulted primarily from recognition in the quarter ended January 31, 2007 of a benefit related to research credits for fiscal 2006 upon enactment of the related tax law.

Comparison of the nine months ended January 31, 2007 and January 31, 2006

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Nine Months Ended January 31,
	2007		2006

EEPROM	$40,558	84.6%	$39,008	84.7%
Flash	3,366	7.0	3,587	7.8
Analog/mixed-signal	4,028	8.4	3,435	7.5
Net revenues	$47,952	100.0%	$46,030	100.0%

Net Revenues.  Our net revenues increased approximately $2.0 million, or 4.2%, to $48.0 million for the nine months ended January 31, 2007 from $46.0 million for the nine months ended January 31, 2006.  The increase in net revenues was primarily due to an increase of approximately $1.5 million in our EEPROM products sales and an increase of approximately $600,000 for analog/mixed-signal products.  In addition, sales to OEM’s and resellers increased $6.5 million, but were offset by a decrease of $4.8 million in sales through distributors.

Sales to customers outside the United States represented approximately 91.3% of net revenues for the nine months ended January 31, 2007 as compared to 88.4% of net revenues for the nine months ended January 31, 2006.

Gross Profit.  Gross profit decreased $1.9 million, or 10.0%, to $16.5 million for the nine months ended January 31, 2007 from $18.4 million for the nine months ended January 31, 2006.  The decrease in gross profit was primarily attributable to a decline in the average selling prices of our products due to product mix and higher production costs for the nine months ended January 31, 2007.  The benefit from sales of previously written down inventory was $358,000 for the nine months ended January 31, 2007 and $401,000 for the nine months ended January 31, 2006.  The provision for excess and obsolete inventory was $1.2 million for the nine months ended January 31, 2007 and $728,000 for the nine months ended January 31, 2006.  The net impact of these inventory provisions was a decrease in gross profit of $877,000 for the nine months ended January 31, 2007 and a decrease in gross profit of $327,000 for the nine months ended January 31, 2006.

Research and Development.  Research and development expense was flat at $5.7 million for the nine month periods ended January 31, 2007 and 2006.  As a percentage of net revenues, research and development expense was 12.0% and 12.4% for the nine months ended January 31, 2007 and 2006, respectively.  For the nine months ended January 31, 2007, we experienced an increase in payroll and related costs of approximately $553,000, of which $574,000 related to stock-based compensation costs resulting from our adoption of SFAS 123(R), offset by a decrease in bonuses earned.  These amounts were offset by a decrease in depreciation and amortization of $337,000, materials and equipment costs of $119,000 and occupancy costs of $54,000.

Selling, General and Administrative.  Selling, general and administrative expense increased $1.7 million, or 17.5%, to $11.7 million for the nine months ended January 31, 2007 from $10.0 million for the nine months ended January 31, 2006.  As a percentage of net revenues, selling, general and administrative expense was 24.5% and 21.7% for the nine months ended January 31, 2007 and 2006, respectively.  The increase was primarily attributable to a $1.2 million increase in salary and benefits, of which $1.1 million was related to stock-based compensation costs resulting from our adoption of SFAS 123(R).  In addition, professional services fees increased by $225,000 mainly due to consulting work related to Section 404 compliance, commissions and freight increased by $170,000 due to net revenue growth, and travel, advertising and promotions increased by $138,000 as a result of greater sales and marketing efforts.

Interest Income and Other, net.  We earned interest income and other, net, of $977,000 for the nine months ended January 31, 2007, as compared to interest income and other, net, of $841,000 for the nine months ended January 31, 2006.   The increase in interest income and other, net, primarily relates to a higher rate of return, despite the lower average balances of our cash, cash equivalents and short-term investments for the nine months ended January 31, 2007.  Our rate of return was approximately 4.7% for the nine months ended January 31, 2007 compared to approximately 3.2% for the nine months ended January 31, 2006.

Income Tax Provision (Benefit).  The benefit from income taxes was $7,000, or 33.3% of net income before taxes, for the nine months ended January 31, 2007.  The provision for income taxes was $1.2 million, or 35.1% of net income before taxes, for the nine months ended January 31, 2006.  The income tax rate of the nine months ended January 31, 2006 is higher than the income tax rate benefit for the nine months ended January 31, 2007 primarily due to the non-deductible stock compensation charges associated with incentive stock options, as a result of SFAS 123(R).  The benefit for income taxes resulted primarily from recognition in the quarter ended January 31, 2007 of a benefit related to research credits for fiscal 2006 upon enactment of the related tax law.

Liquidity and Capital Resources

At January 31, 2007, we had cash, cash equivalents and short-term investments of $25.8 million compared to $29.1 million at April 30, 2006.  During the nine months ended January 31, 2007, we repurchased 253,400 shares of our common stock for approximately $889,000.  Additionally, employees exercised stock options to generate $97,000 during the nine months ended January 31, 2007.  We invest our excess cash in short-term financial instruments to generate interest income.  These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year.  They are highly liquid and can be converted to cash at any time.

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

	Nine Months Ended January 31,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$985	$2,268
Net cash proceeds from sales and (purchases) of short-term investments	3,292	1,107
Acquisitions of property and equipment	(3,607)	(1,517)
Treasury stock purchases	(889)	(2,583)

Net Cash from Operating Activities

In the nine months ended January 31, 2007, we generated cash in operating activities of $1.0 million, which was primarily due to net income of $28,000, adjusted for depreciation and amortization of $1.4 million and other non-cash items such as stock-based compensation of $1.7 million, as well as an additional increase in inventory provisions of $1.2 million.  Cash provided in operating activities included the sale of previously written down inventory of $358,000 and the effect of decreases in inventory of $598,000, offset by increases in accounts receivable of $1.6 million, due in part to the increase in net revenues and timing of shipments and collections.  In addition, we made significant payments to vendors during the nine months ended January 31, 2007 for amounts that became due as a result of our increased purchases of inventory in prior periods.  As a result, accounts payable and accrued liabilities decreased by $2.0 million for the nine months ended January 31, 2007.  Deferred gross profit from distributors decreased $244,000 for the nine months ended January 31, 2007.

In the nine months ended January 31, 2006, we generated operating cash flows of $2.3 million which was primarily due to net income of $2.3 million, adjusted for depreciation and amortization of $1.4 million.  Non-cash items included an increase in inventory reserves of $728,000 and a tax benefit of $522,000 related to the exercise of employee stock options.  The sale of previously written down inventory provided cash of $401,000.  Cash used by operating activities included an increase in gross inventory of $920,000 due to faster delivery times from our suppliers, a decrease in accounts payable of $802,000 related to a decrease in inventory purchases near the end of the quarter and an increase in accounts receivable of $546,000 related to the timing of recording sales relative to the prior year.

Net Cash from Investing Activities

In the nine months ended January 31, 2007, investing activities used $315,000, primarily related to the proceeds from the sales and maturities of our short-term investments of $28.8 million and purchases of short-term investments of $25.5 million.  We had capital expenditures of $3.6 million, mostly for construction costs related to our newly acquired headquarters building, as well as for production mask sets and equipment.

In the nine months ended January 31, 2006, investing activities used $410,000, primarily related to the proceeds from the sales and maturities of our short-term investments of $19.8 million and purchases of short-term investments of $18.7 million.  We purchased $1.5 million of property and equipment, mostly production mask sets and test equipment.

Net Cash from Financing Activities

In the nine months ended January 31, 2007, net cash used in our financing activities was $792,000, consisting primarily of $889,000 used to repurchase an aggregate of 253,400 shares of our common stock on the open market during the nine months ended January 31, 2007 offset by proceeds of $97,000 from the sale of common stock through the exercise of stock options.

In the nine months ended January 31, 2006, net cash used in our financing activities was $1.6 million, consisting primarily of $2.6 million used to repurchase an aggregate of 524,759 shares of our common stock on the open market during the nine months ended January 31, 2006, partially offset by proceeds of $960,000 from the sale of common stock through the exercise of stock options.

Common Stock Repurchase Plans

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock.  In subsequent periods, our board of directors amended the program and authorized purchases up to an aggregate of 3.5 million shares of our common stock.  Upon reaching the maximum number of shares authorized under this program, our board of directors authorized a new stock repurchase program in September 2005 to repurchase up to 1.0 million shares of its common stock.  In subsequent periods, our board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares of our common stock.  The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans.  The following table summarizes the activity of the open market repurchase program for the stated periods and does not include our repurchase of shares from Elex N.V.:

	Nine Months Ended January 31,
	2007	2006

Shares repurchased in open market	253,400	524,759
Total cost of shares	$888,568	$2,582,969
Average cost per share	$3.51	$4.92

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of January 31, 2007 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual cash obligations
Operating leases (1)	$1,717	$313	$1,123	$281	$
Wafer purchases	4,413	4,413	—	—	—
Other purchase commitments	696	696			—
Total contractual cash obligations	$6,826	$5,422	$1,123	$281	$—

(1)          In July 2006, our primary facility lease in Sunnyvale, California expired and in August 2006 we moved into a building we purchased in Santa Clara, California.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  As of January 31, 2007, we are not involved in any SPE transactions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect our adoption of this new standard to have a material effect on our financial position, results of operations or cash flows.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk.  All of our sales and a significant portion of our manufacturing costs, research and development and marketing expenses are transacted in U.S. dollars.  Accordingly, our net profitability is not currently subject directly to material foreign exchange rate fluctuations.  Gains and losses from such fluctuations have not been material to us to date.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 31, 2007, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that the material information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Catalyst Semiconductor have been detected.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings as of the date of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

Factors Affecting Future Operating Results

We are subject to a number of risks and some of these risks are endemic to the high-technology and semiconductor industry.  This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.  The following lists some, but not all, of the risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations.  Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

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

•                     changes in our product mix including product category, density, package type, lead content or voltage;

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

Analog/mixed-signal products accounted for 8.4% and 7.5% of net revenues for the nine months ended January 31, 2007 and 2006, respectively.  We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times and a sales force that has limited experience selling these products.  Despite limited product acceptance to date, we continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our standard analog/mixed-signal products will be accepted by many of our current customers and that we will eventually qualify and sell custom analog/mixed-signal products.  Competition is intense as we have initially offered a limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products.  Many customers favor a vendor that offers a broad range of products.  If we are unable to realize more revenues from these products, our total revenues may not grow.  In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

•                     our inability to qualify our current foundry suppliers for additional products; and

•                     any other problems foundries may have that cause a significant interruption in our supply of semiconductor wafers.

Expensing employee stock options materially and aversely affects our reported operating results and could adversely affect our competitive position as well.

As of May 1, 2006, we are required to expense stock options and other share-based payments to employees and directors.  Since our inception, we have used stock options as fundamental components of our compensation packages.  Prior to May 1, 2006, we had not recognized compensation cost for employee stock options.  We believe that our stock option program directly motivates our employees and, through the use of vesting, encourage our employees to remain with us.  In December 2004, the FASB issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments.  SFAS No. 123(R) requires that we record compensation expense for stock options using the fair value of those awards.  During the three and nine months ended January 31, 2007, we recorded $557,000 and $1.7 million related to stock-based compensation, respectively, which negatively impacted our operating results.  We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

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

It is our policy to fully write down all inventories that we do not expect to be sold in a reasonable period of time.  During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products.  For example, we recorded inventory write-down charges of $1.2 million and $728,000 for the nine months ended January 31, 2007 and 2006, respectively, which were partially offset by benefits of $358,000 and $401,000, relating to products that were written off in prior periods and sold during these periods, respectively.  We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.  To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past.  For the nine months ended January 31, 2007 and 2006, Avnet represented 10.8% and 14.0%, respectively, of our net revenues.

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

In addition, we have experienced and may continue to experience lower margins on sales to certain customers as a result of volume pricing arrangements.  We also do not typically enter into long-term arrangements with our customers and we cannot be certain as to future order levels from our customers.  When we do enter into long-term arrangements, the contracts are generally terminable at the convenience of either party and it may be difficult to replace that source of revenues in the short-term upon cancellation.

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

•                     breakage of wafers; or

•                     other factors.

We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield.  We have in the past experienced lower than expected manufacturing yields, which have delayed product shipments and negatively impacted our results of operations.  We may experience difficulty achieving or maintaining acceptable manufacturing yields in the future.

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

We outsource a significant portion of the production planning, assembly, test and finish work of our products, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines.  We do not have long-term contractual arrangements with these subcontractors.  Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes.  Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with OEM customers and indirect sales channels and result in lower operating results.  Because we utilize the services of a group of assembly and test providers, this makes our operation highly complex, requiring a high degree of diligence in managing the costs of production and overall logistics of our manufacturing operations.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For each the nine months ended January 31, 2007 and 2006, sales outside the United States accounted for approximately 91.3% and 88.4% of our net revenues, respectively.  We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future.  However, our international operations may be adversely affected by the following factors:

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

Additionally, our subcontracted presence in Thailand with Trio-Tech subjects us to additional risks associated with the value of the work-in-process and finished goods inventory located there as well as the test equipment utilized in the operations at the Trio-Tech facility.  We recently formed Catalyst Semiconductor (Thailand) Company Limited, a subsidiary in Bangkok, Thailand, that will serve as our inventory management and logistics center.

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

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products.  Flash memory products represented 7.0% and 7.8% of our net revenues for the nine months ended January 31, 2007 and 2006, respectively.  In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition.  Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand.  This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer.  We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it.  Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We operate in a highly cyclical industry that has been subject to significant economic downturns often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions.  During such downturns, we experience reduced product demand and production overcapacity, which result in competitive pricing pressures leading to accelerated erosion of average selling prices and reduced gross margins.  These downturns may occur for extended periods.  Accordingly, we may experience substantial period-to-period fluctuations in operating results.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  We currently have 26 patents granted and 13 pending in the United States and intend to seek further United States and international patents on our technology.  The expiration dates of our patents range from January 2008 to June 2025.  We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage.  Our competitors may also be able to design around our patents.  The laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products.  Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology.  Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

In December 2006, our board of directors adopted a stockholder rights plan with a term of ten years which will expire in December 2016.  Under this plan, we issued a dividend of one right for each share of our common stock.  Each right initially entitles stockholders to purchase one one-thousandth of a share of our preferred stock for $18.00.  However, the rights are not immediately exercisable.  If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% of our common stock, unless the rights are redeemed by us for $0.01 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our common stock or the stock of the third party acquirer having a value of twice the right’s then-current exercise price.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock.  In subsequent periods, our board of directors amended the program and authorized the purchase up to an aggregate of 3.5 million shares.  Upon reaching the maximum number of shares authorized under this program, our board of directors authorized a new stock repurchase program in September 2005 to repurchase up to 1.0 million shares of its common stock.  In subsequent periods, our board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares of our common stock.  The purpose of these share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans.  During the three months ended January 31, 2007, 134,600 shares were repurchased for an approximate cost of $472,000.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Purchased Under the Plan
November 1, 2006 — November 30, 2006	—	—	—	1,022,981
December 1, 2006 — December 31, 2006	134,600	$3.50	134,600	888,381
January 1, 2006 — January 28, 2007	—	—	—	888,381
Total	134,600	$3.50	134,600

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securityholders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1 (1)	Bylaws of Catalyst Semiconductor, Inc., as amended and restated as of November 28, 2006

3.2 (2)	Restated Certificate of Incorporation

3.5 (3)	Certificate of Designation of Rights, Preference and Privileges of Series A Participating Preferred Stock

4.2 (3)

Preferred Shares Agreement, dated as of December 21, 2006, between the Company and Computershare Trust Co., N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.102 (4)	Amended and Restated 2003 Stock Incentive Plan

10.102.1 (1)	Form of Restricted Stock Agreement

10.102.2 (4)	Form of Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.

(2)                                  Incorporated by reference to Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on December 28, 2006.

(3)                                  Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2006.

(4)                                  Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2007	By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: March 9, 2007	By:	/s/ THOMAS E. GAY III
Thomas E. Gay III
Vice President of Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Bylaws of Catalyst Semiconductor, Inc., as amended and restated as of November 28, 2006

3.2 (2)	Restated Certificate of Incorporation

3.5 (3)	Certificate of Designation of Rights, Preference and Privileges of Series A Participating Preferred Stock

4.2 (3)

Preferred Shares Agreement, dated as of December 21, 2006, between the Company and Computershare Trust Co., N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.102 (4)	Amended and Restated 2003 Stock Incentive Plan

10.102.1 (1)	Form of Restricted Stock Agreement

10.102.2 (4)	Form of Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.

(2)                                  Incorporated by reference to Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on December 28, 2006.

(3)                                  Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2006.

(4)                                  Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2006.