Form 10-K
period 2007-04-29
CATALYST SEMICONDUCTOR INC
filed 2007-07-13
CIK 899636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                       .

Commission File Number 0-21488

Catalyst Semiconductor, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0083129
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

2975 Stender Way, Santa Clara California 95054

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (408) 542-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	The NASDAQ Global Market LLC
(The NASDAQ-GM)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 29, 2006, the last day of the registrant’s most recently completed second quarter, was approximately $29,895,914 based upon the last sales price reported for such date on the NASDAQ Global Market. For purposes of disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of Registrant’s Common Stock outstanding as of June 30, 2007 was 16,350,912.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2007 Definitive Proxy Statement to be filed not later than 120 days after the close of the fiscal year ended April 29, 2007.

CATALYST SEMICONDUCTOR, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 29, 2007
INDEX

CATALYST SEMICONDUCTOR, INC.

EXPLANATORY NOTE

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended  and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “projected,” “expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and the semiconductor industry, and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Forward-looking statements contained in this Annual Report include, among others, statements regarding expanding our focus in the analog/mixed-signal market, providing the most comprehensive lines of serial and parallel EEPROM products in the industry, the ability to take advantage of growth and market opportunities in the industries we provide our products, continued investment in research and development to improve our memory and analog/mixed-signal products, the successful implementation of new strategies to meet our long-term strategic goals, the continued ability to competitively and reliably provide non-volatile memory products, the sufficiency of our current cash, cash equivalents and available-for-sale securities, our ability to retain and attract employees, our internal controls, the adequacy of our facilities to meet our customers’ needs, and the effects of new accounting rules. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to: the information contained under the captions “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.   Business

Overview

We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal semiconductor products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We generally target high volume markets for our cost effective, high quality products. Through periods of tight manufacturing capacity and cyclical downturns, we have demonstrated long-term commitment to the memory products market.

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power. Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our original equipment manufacturer (“OEM”) customers’ target markets. In fiscal 2007, we experienced an increase in total unit volume sold to end customers, driven by strong demand particularly for our electrically erasable programmable read-only memory (“EEPROM”) and analog/mixed-signal products. However, this increase in unit volume was partly offset by an overall decrease in average selling prices. In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

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

We market and sell our products through our direct sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Indirect sales were a majority of our total sales in fiscal 2007, 2006 and 2005. Our total customer base, including OEMs and end-customers of our distributors and resellers, has been relatively diverse and during fiscal 2007 consisted of more than 3,000 end customers. We have approximately 49 distributors and resellers.

We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution. In fiscal 2003, we strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our California headquarters. In fiscal 2005, we purchased a new building in Bucharest for our Romanian product development team and in fiscal 2006, we purchased a new building in Santa Clara, California for our headquarters and U.S development team. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed signal products.

We incorporated in California in October 1985. In May 1993, we reincorporated in Delaware. Our principal executive offices are currently located at 2975 Stender Way, Santa Clara, CA 95054, our telephone number is (408) 542-1000 and our website is www.catsemi.com. Information contained on or accessible through our website does not constitute a part of this report.

Our fiscal year ends on the Sunday closest to April 30 of each year. We refer to the fiscal year ended April 27, 2003 as fiscal 2003, the fiscal year ended May 2, 2004 as fiscal 2004, the fiscal year ended May 1, 2005 as fiscal 2005, the fiscal year ended April 30, 2006 as fiscal 2006 and the fiscal year ended April 29, 2007 as fiscal 2007.

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

Non-Volatile Memory Products

The principal distinguishing characteristic of non-volatile memory is that it does not require a continuous application of power to retain data while volatile memory, such as dynamic random access memory, or DRAM, requires continuous power. While non-volatile memory products are often considered digital semiconductor devices, these non-volatile memory devices incorporate certain high performance analog blocks. Electronic systems primarily use non-volatile memory to store critical data when the power to the system is turned off. Virtually all electronic systems that use a digital processor or controller, including personal computers, printers, cellular handsets, digital cameras, optical networks, wireless local area networks, digital set-top boxes and automotive systems, incorporate non-volatile memory products such as EEPROM and/or flash memory. Many electronic systems utilize a combination of volatile and non-volatile memory.

System manufacturers generally prefer non-volatile memory devices that can be reprogrammed efficiently in the system in order to achieve several important advantages in comparison to non-volatile memory devices that are not reprogrammable or which require physical removal for reprogramming. With reprogrammable memory, manufacturers can cost effectively change program codes in response to accelerated product cycles and changing market specifications. Reprogrammable memory greatly simplifies inventory management and manufacturing processes and allows the manufacturer to reconfigure or update a system either locally or remotely through a network connection. In addition, consumers use non-volatile memory devices that can be programmed and reprogrammed to store user selected system configurations in consumer electronics devices, such as phone numbers in mobile telephones. Major non-volatile memory classifications include EEPROM and flash memory.

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

The EEPROM market is characterized by high unit volumes sold at relatively low per unit prices. The EEPROM market has a limited number of vendors. Each participant in the EEPROM market has relatively weak pricing power because of interchangeability of available vendors’ parts. EEPROM prices are largely a function of the demand for electronic devices in which they are incorporated, available memory manufacturing capacity, product availability and memory density. In light of these competitive dynamics, some suppliers have exited the EEPROM market, leaving fewer alternatives for OEM customers. Manufacturers customarily use flash memory and EEPROM to address different needs within the same electronic system. Since most consumer and industrial electronic devices continue to use EEPROM either separately or in conjunction with other memory, OEM customers want to develop relationships with memory vendors who are likely to be long-term vendors of EEPROM and those vendors which are developing and supplying a broad range of products.

Analog/Mixed-Signal Products

The analog/mixed-signal market is generally divided into two major product categories depending on how the devices are used by system designers:

•       general purpose analog/mixed-signal products for standard designs; and

•       analog/mixed-signal application specific standard products, or ASSPs, for customized designs.

General purpose analog/mixed-signal products perform a standard function that can usually be sourced from a number of suppliers. Some general purpose products command premium prices due to the additional performance they provide in certain applications. Popular high performance devices generally attract competition and become commoditized over time. Similarly, in the memory market, most non-volatile memory components are general purpose or industry standard parts and are interchangeable with parts from other suppliers.

General purpose analog/mixed-signal products include power management products, which control and regulate the amount of power delivered to an electronic system. Power management products are critical to overall system performance and cost. These products include direct current to direct current, or DC to DC, converters, switching regulators, low dropout voltage regulators and voltage references. Suppliers of power management products are increasingly integrating discrete power management components into multi-function devices to reduce design time and lower system costs by consuming less board space and power.

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

Our Competitive Strengths

We have two decades of experience in the design, testing and sale of reprogrammable non-volatile memory products, including EEPROM and low-density flash memory. We believe we have established a brand name that our OEM and distribution customers associate with cost effective, high quality and high value products supported by excellent customer service. These strengths have helped us grow in the competitive non-volatile memory market. We intend to leverage our OEM customer base and the design and operational expertise developed in our non-volatile memory products to increase our revenues from our non-volatile memory and analog/mixed-signal product offerings.

We believe the following are our key competitive strengths:

High Quality Design.   We have invested and intend to continue to invest substantial resources in research and development to improve our memory and analog/mixed-signal products. To complement our California engineering capabilities, in 2003, we established our own design and development center in Bucharest, Romania. We previously used contract personnel in Romania but now have an integrated design organization, which as of April 29, 2007 included a worldwide total of 79 engineers. Through the development of our EEPROM products, we also routinely design and develop high performance analog and mixed-signal functions for use in our non-volatile memory products. As a result, our design personnel have extensive experience in designing analog blocks, which we believe will enable us to expand our focus to include the complementary analog/mixed-signal product market.

Expertise in High Volume, Efficient Manufacturing.   The markets for our non-volatile memory products are characterized by high unit volumes sold at competitive prices. To reduce cost, we are developing successive generations of our memory products scaled to smaller process geometries which is intended to result in reduced die sizes and lower cost per unit. We conduct the majority of our wafer testing operations in our Santa Clara, California headquarters and take other steps to maintain and improve the quality of our products. These efforts have improved the yield on our products. We use third party contractors for a majority of our manufacturing, packaging, testing and shipping activities in order to control our costs and to be able to respond quickly to customer requests.

Long-Term, Established Foundry Relationships.   We have worked with OKI Semiconductor, Inc., our primary foundry that is located in Japan, for more than 20 years. This long standing foundry relationship has enabled us to optimize our designs for its high volume and high yield processes. To reduce our reliance on a single wafer foundry, we also developed our processes so that different fabrication facilities could replicate them. We purchase volume shipments of our analog/mixed-signal products from a United States-based foundry. This facility can act as a second fabrication facility for some of our non-volatile memory products. We also purchase volume shipments from fabrication facilities in Taiwan and China, and regularly evaluate other foundries that may support the production of high performance analog/mixed-signal products for us.

Comprehensive EEPROM Product Line.   We believe that we offer one of the most comprehensive lines of serial and parallel EEPROM products in the industry. Our EEPROM products support industry requirements and are available in a broad selection of densities and voltages. Our EEPROM product line includes a wide array of performance characteristics that electronic system manufacturers need, such as interfaces, memory densities, voltages and bus speeds.

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

Intellectual property.   We have a patent portfolio that includes fabrication process and product-related IP. This IP portfolio includes proprietary charge-pump architecture that has been embedded in our line of Quad-Mode™ LEDs drivers.

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

Strong Customer Base.   We are one of the largest suppliers of EEPROM in the world and we have relationships with many customers including large OEMs through direct sales, distributors and resellers. During fiscal 2007, we served more than 3,000 end customers. Through our collaborations with OEM customers in an interactive product design and development process, we have established durable relationships, solidified our customer base and defined the next generation of our products. Consequently, we believe that we are well positioned to continue to sell our existing and future analog/mixed-signal products to these customers, which could use many of these products in conjunction with our memory products.

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

Expand Proprietary Analog/Mixed-signal Product Offerings.   We have introduced a range of proprietary analog/mixed-signal products, which often integrate analog elements with reprogrammable non-volatile memory, such as digital potentiometer products, or DPPs, and processor supervisors. We intend to continue to introduce additional embedded memory products and to leverage our non-volatile memory and analog design expertise. We also plan to continue to have these products built for us by our foundry suppliers using our proprietary process technology and open source technology, which supports both analog and non-volatile memory elements in a single manufacturing process. We are working with selected customers to develop next generation high value added products. We are targeting selected applications in large segments, such as solid state illumination, which is lighting for displays, consumer electronic devices, automotive and other purposes.

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

Parallel and Serial EEPROM

We offer a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the inter-integrated circuit, or I2C, bus interface of Philips Electronics N.V., the Microwire interface protocol and the serial peripheral interface, or SPI, bus protocol of Motorola, Inc. We offer products in a wide variety of densities from 1 kilobit, or Kbit, to 256 Kbit, and voltage ranges from 1.8 volts to 6.0 volts. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are digital cameras, cell phones, digital video recorders, cordless phones, laser printers, memory modules for computers, disk drives, remote controls and various automotive applications.

We offer both standard 5.0 volt and 3.3 volt parallel EEPROM, the latter of which meets most battery operated application requirements. We offer products with a broad range of densities, from 16 Kbit to 512 Kbit. Parallel EEPROM provides faster transfer rates than serial EEPROM, which transfers data through a single port. Because of the higher number of drivers and packaging, parallel EEPROM is larger and more costly to manufacture than serial EEPROM and, accordingly, is used primarily in high performance applications. Parallel EEPROM is primarily used in applications such as point of sale terminals, industrial controllers, local area network adapters and telecommunication switches.

Flash Memory

We currently offer flash memory in a small number of densities. We offer Intel licensed flash memory devices in densities ranging from 512 Kbit to 2 megabit, or Mb. This family includes Intel licensed boot block and bulk erase technologies available in 1 Mb and 2 Mb densities.

Analog and Mixed-Signal

Although analog/mixed-signal products currently constitute a relatively small portion of our net revenues, we believe that there is a substantial market opportunity for analog/mixed-signal products and have continued leveraging our design, development and sales skills to expand these product lines. Because applications for non-volatile memory incorporate microcontrollers or microprocessors, many of the products interface with the controllers in various applications such as power management, systems supervision and interface support.

Supervisory Products with EEPROM.   We have a family of microcontroller supervisory products, which combine serial EEPROM with the reset and watchdog functions required by many microcontrollers to ensure safe sustained operation and allow systems to recover more efficiently from power disruptions. These products integrate two functions in the same package to provide savings in printed circuit board space and component costs. Currently, we offer 1 Kbit, 2 Kbit, 4 Kbit, 8Kbit, 16 Kbit, 32 Kbit and 64 Kbit of EEPROM with embedded supervisory functions.

Supervisory Products without Memory.   We also have a family of multi-industry general purpose supervisory products without EEPROM memory.

Digitally Programmable Potentiometers (DPP™).   We have a number of solid-state DPP products, which replace mechanical potentiometers used to fine tune and trim electronic circuitry in a variety of applications. DPP products are built using the same processes as our EEPROM products. Our DPP products have been included in interactive game consoles, digital cameras and optical transceivers.

White LED Drivers.   We have a range of products intended to drive the white LEDs used as backlights in multi-colored LCD screens in cell phones, digital cameras, MP3 music players, portable gaming consoles, personal digital assistants, industrial instrumentation, automotive instrument clusters and home appliances. Color displays require more specialized LED drivers than monochrome displays. Our products tightly regulate the current to the LEDs to ensure the uniform brightness and color purity necessary for the clarity in viewing the color displays.

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

LDO Regulators.   Low drop-out (“LDO”) regulators are a type of linear DC to DC converter. LDO regulators allow the source voltage to approach that of the regulated output voltage, which can improve efficiency in some systems and extend the useable battery life in most battery power equipment. Our first generation of LDO regulators are compatible with industry standard devices.

I/O Expanders.   Our line of input/output (“I/O”) expanders are used to connect the digital control bus in embedded systems to the external user interface. They can be configured to accept inputs, for example buttons on a control panel, or they can be configured to drive outputs, for example lights in a display. They are popular in systems that utilize low-cost microcontrollers with a limited number of I/O pins, where they expand the number of inputs or outputs the system can support. Our I/O expanders are direct alternatives to existing popular products.

All of the products described above are available in environmentally friendly packages, generally referred to as “green” packages.

Sales and Marketing

The majority of our customers order our products through our manufacturers’ representatives, distributors and resellers. These manufacturers’ representatives, distributors and resellers also create demand for our products, generally focusing on OEM customers who are not directly served by our internal sales managers. For example, our distributors sell to OEM customers or to contract manufacturers for the OEMs.

In addition to our sales and marketing organization located in our Santa Clara, California headquarters facility, we have sales operations in East Dundee, Illinois; Shanghai and Shenzhen, China; Oxford, United Kingdom; Munich, Germany; Yokohama, Japan; Singapore; Seoul, South Korea; and Taipei, Taiwan. Our sales offices support OEMs and manufacturers’ representatives, distributors and resellers. In addition, our Japanese operation works closely with our Japanese foundry partner, OEM customers and their contract manufacturers, as well as our Japanese manufacturers’ representatives, distributors and resellers.

Currently, we have three distributors and one reseller in North and South America, three distributors and 13 resellers in Europe and Africa, and a network of 10 distributors and 19 resellers throughout Asia to support our international business. These firms work with our regional sales managers in developing new opportunities, providing technical support and other value-added services.

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For fiscal 2007 and 2006, Avnet, Inc. represented 10.3% and 11.8%, respectively, of our net revenues. For fiscal 2005, none of our direct or indirect customers represented 10.0% or more of our net revenues.

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

Our marketing activities consist of several key components:

•       setting product strategy by identifying attractive markets that are a good fit with the company’s competencies, developing roadmaps and defining products to meet the needs of those markets;

•       interacting directly with customers, sales representatives and distributors to promote existing products and to gain knowledge to be applied in the definition of future devices;

•       providing training and supporting collateral necessary to enable the sales force to effectively promote and sell products;

•       securing press coverage in trade, technical and business publications through press releases, editorial meetings and submitted articles;

•       conducting online promotions on our website;

•       publishing application notes and journal articles to support the design-in of products; and

•       developing dedicated demonstration and evaluation boards to assist customer designers in evaluating our products in their systems.

Research and Development

We have made and expect to continue to make substantial investments in research and development and to participate in the development of new and existing industry standards. As of April 29, 2007, our research and development staff consisted of 32 engineers working in Santa Clara, California and 47 in Bucharest, Romania.

For fiscal years 2007, 2006 and 2005, we had research and development expenses of $7.8 million, $7.5 million and $7.9 million respectively.

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

Intellectual Property

We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. As of April 29, 2007, we owned 26 U.S. patents and had 15 pending applications for additional U.S. patents. The expiration dates of our patents range from January 2008 to June 2025. As a result of the rapid changes in technology, the lives of these patents will likely last longer than the economic lives of the technologies they cover. We also have a number of trademarks. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. We also protect our numerous original mask sets under U.S. and foreign copyright laws.

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

Manufacturing

We have established close relationships with our foundry suppliers for our wafer fabrication in an effort to ensure stability in our supply of products and focus our internal efforts on product design and sales. Most of our designs are manufactured utilizing processes developed jointly by us and our foundry partners. Our Japanese foundry supplier currently manufactures a majority of our high volume production. Our domestic foundry supplier currently manufactures many of our analog/mixed-signal products as well as some of our EEPROM products. Our other foundry partners in Taiwan and China also manufacture analog/mixed-signal products for us. We endeavor to develop our processes in a manner that permits the portability of our manufacturing processes. We currently purchase wafer supplies on a purchase order basis. We also maintain a die bank of wafers in order to be able to respond to customer orders quickly and to attempt to manage our exposure to changes in manufacturing capacity and wafer costs.

We have wafer sorting operations at our headquarters facility in Santa Clara, California to control quality and improve yields and we also utilize a subcontractor in Japan for this purpose. We perform circuit assembly and testing of packaged parts primarily through our subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual die, which are then assembled into packages. The packaged devices are further tested and inspected pursuant to our quality assurance program prior to shipment to our customers. The majority of our assembly and test services are provided by subcontractors located in Thailand and in the Philippines and, to a lesser degree, we also utilize assembly and test services provided by companies in Malaysia, Taiwan and China. We also subcontract certain production planning, test engineering, inventory management, shipping and tape and reel activities to a subcontractor in Thailand. In fiscal 2007, we began to conduct a portion of the subcontracted functions through our wholly owned subsidiary in Thailand.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing processes. Our company quality manual requires all subcontractors and raw material suppliers to be ISO14001 certified. State agencies require us to report usage of environmentally hazardous materials and we have retained the appropriate personnel to help ensure compliance with all applicable environmental regulations. We actively manage and monitor compliance through our internal auditing program. We believe that our activities conform to present environmental regulations; however, increasing public attention has been focused on the environmental impact of semiconductor operations and these regulations may require us to fund remedial action regardless of fault.

In addition, the use and disposal of electronics is under increasing scrutiny and various countries have begun to adopt regulations such as the European Union’s Waste Electrical and Electronic Equipment (“WEEE”) and the Reduction of the use of certain Hazardous Substances in electrical and electronic equipment (“RoHS”) directives, which could require us to both redesign our products to comply with the standards and develop compliance administration systems. We expect additional countries and locations to adopt similar regulations in the future which may be more stringent than the current regulations. Currently however, we believe the majority of our commercial products are compliant with these emerging regulations. Information for both our facility and product compliance is available for download from our website at www.catsemi.com.

While we have not experienced any materially adverse effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Any failure by us to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

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

We also manufacture low density flash memory products, which represent a small sub-segment of the flash memory market. This sub-segment has been characterized by reduced demand for low density memory, which has resulted in lower product availability and higher cost, due to the shift by most customers to the larger flash memory sizes that we do not offer. Our key competitor for low density or similar flash memory products includes Silicon Storage Technology, Inc.

We currently compete in the analog/mixed-signal product market on the basis of product performance, product availability, price and customer support. The analog and mixed-signal industry is highly fragmented with competition varying within the applicable segment and sub-segments, including: Fairchild Semiconductor International, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor and Texas Instruments Incorporated.

Employees

As of April 29, 2007, we had a total of 169 full-time employees worldwide, including 79 in research and development, 45 in sales and marketing and 45 in operations, executive and administrative functions. Our future success will depend on our ability to attract, train, retain and motivate highly qualified employees. Our employees are not represented by any collective bargaining organization or labor unions. We have never experienced any work stoppage and believe that our employee relations are favorable.

Executive Officers

Set forth below is certain information as of April 29, 2007, regarding each of our executive officers who held positions as of the date we filed this report. There are no family relationships among any of our directors and executive officers.

Name	Age	Principal Occupation
Gelu Voicu	57	President, Chief Executive Officer and Director
Sorin Georgescu	55	Vice President of Technology
Daniel Hauck	52	Vice President of Worldwide Sales
Irvin W. Kovalik	69	Vice President of Strategic Accounts
George Smarandoiu	60	Vice President of Product Design
Scott Brown	40	Vice President Marketing for Analog/Mixed-Signal Products

Mr. Voicu is our President and Chief Executive Officer, a position he has held since October 2002. Other management positions held with us since his joining in 1993 include Executive Vice President and Chief Operating Officer, Vice President of Engineering and Manufacturing, flash product line director and manager of product engineering. Mr. Voicu also serves as one of our board members. Prior to joining us, Mr. Voicu was with Cypress Semiconductor, Inc. a semiconductor company, most recently as senior product engineer. Mr. Voicu holds an MS degree in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

Mr. Georgescu is our Vice President of Technology, a position he has held since October 2001. Mr. Georgescu has over 20 years of semiconductor device and process development experience at such firms as Tripath Technology, Inc., SanDisk Corporation and Power Integrations, Inc. His experience includes CMOS, BiCMOS, HVIC (High-Voltage Integrated Circuits) and non-volatile memory technology, processes and architectures. He received a MSEE degree from Polytechnical Institute in Bucharest, Romania.

Mr. Hauck is our Vice President of Worldwide Sales, a position he has held since joining the company in January 2007. He has over 20 years of experience in the semiconductor industry, including analog/mixed-signal supplier Leadis Technology, Inc., where he held the position of Vice President of Worldwide Sales from 2004 through 2007. He previously served as Vice President of Worldwide Sales at Amphion Semiconductor from 2002 through 2004. Mr. Hauck was Vice President of Worldwide Sales at BOPS, Inc. and NeoMagic Corporation, and held positions in business development and sales at Cirrus Logic, Inc. Mr. Hauck holds a BSEE from the Ohio Institute of Technology.

Mr. Kovalik is our Vice President of Strategic Accounts, a position he has held since January 2007. He was previously our Vice President of Worldwide Sales. Prior to joining us in November 1998, Mr. Kovalik held positions at Alliance Semiconductor, Inc., a semiconductor company, where he was Director of Strategic Sales; NovaWeb Technologies, Inc., a modem manufacturer, where he was Vice President of Sales; and Sequel, Inc., a semiconductor company, where he was Director of Strategic Sales. In addition, from June 1992 to June 1995, Mr. Kovalik was our Vice President of Sales. Mr. Kovalik holds a BS degree in Electrical Engineering from the University of Illinois.

Dr. Smarandoiu is our Vice President of Design, a position he has held since he joined us in October 2002. He has over 20 years of analog, system-on-a-chip and non-volatile memory integrated circuit development experience. From 1992 to 2002, he was employed at Atmel Corporation, a semiconductor company, and served most recently as Atmel’s director of mixed-mode product development. From 1981 to 1992, he was employed by SEEQ Technology, a semiconductor company that was acquired in 1999 by LSI Logic Corporation. At SEEQ he attained the position of director of memory design and was responsible for the development of EEPROM and FLASH products. He received a Doctor of Engineering and Master of Engineering from the University of California, Berkeley.

Mr. Brown is our Vice President of Marketing for analog/mixed-signal products, a position he has held since September 2005. From October 1997 to August 2005, he was Director of RF and mixed-signal products for Micrel Inc., a semiconductor manufacturer. From September 1989 to September 1997, he was a product marketing manager for National Semiconductor, a semiconductor manufacturer. Mr. Brown holds a BSEE degree from Brunel University in the United Kingdom.

Website Postings

We file electronically with the Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Those reports and statements (1) may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s internet site (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website (www.catsemi.com) as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of such documents may be requested by contacting our Investor Relations Representative at (408) 542-1051 or by sending an e-mail through the Investor Relations page on our website. We have adopted a Code of Business Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We have posted our Code of Business Conduct and Ethics on our website. Any future amendments to, or waiver from, a provision of this code will also be posted to our website. The information in or that can be accessed through our website is not part of this Annual Report on Form 10-K report.

Item 1A.   Risk Factors

An investment in our common stock is extremely risky. We are subject to a number of risks and some of these risks are endemic to the high-technology and semiconductor industries. This section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

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

Analog/mixed-signal products accounted for 8.9%, 7.6% and 4.7% of net revenues for fiscal 2007, 2006 and 2005, respectively. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times and a sales force that is still gaining experience selling these products. We continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our analog/mixed-signal products will be accepted by many of our current customers and additional new customers. Competition is intense and our ability to compete is impacted by our relatively limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. Many customers favor a vendor that offers a broad range of products. If we are unable to realize more revenues from these products, our net revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

It is our policy to fully write down all inventories that we do not expect to sell in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products. For example, we recorded inventory write down charges of $2.2 million, $1.0 million and $1.1 million for fiscal 2007, 2006 and 2005, respectively, which were partially offset by benefits of $575,000, $794,000 and $1.0 million, respectively, relating to products that were written off in prior periods and sold during these periods. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For fiscal 2007 and 2006, Avnet, Inc. represented 10.3% and 11.8%, respectively, of our net revenues. For fiscal 2005, none of our direct or indirect customers represented 10.0% or more of our net revenues.

Our business depends on these third parties to sell our products. As a result, our operating results and financial condition could be materially adversely affected by the loss of one or more of our current distributors or resellers, additional volume pricing arrangements, order cancellations, delay in shipment by one of our distributors or resellers, or the failure of our distributors or sellers to successfully sell our products.

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

For fiscal 2007, 2006 and 2005, sales outside the United States accounted for approximately 92.1%, 88.2% and 88.0% of our net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

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

Additionally, our subcontracted presence in Thailand with Trio-Tech subjects us to additional risks associated with the value of the work-in-process and finished goods inventory located there, as well as the test equipment utilized in the operations at the Trio-Tech facility. In fiscal 2007, we formed Catalyst Semiconductor (Thailand) Company Limited, a subsidiary in Bangkok, Thailand, to support our ongoing cost management efforts and increase manufacturing throughput.

Environmental regulations such as the WEEE and RoHS directives may require us to redesign our products and to develop compliance administration systems.

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE and RoHS directives and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results.

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

Our ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel. In

May 2007, our Chief Financial Officer resigned. While we are currently engaged in finding a replacement, a significant delay in finding a replacement could be disruptive to our operations. We may also experience difficulty in integrating a new Chief Financial Officer into our management team, which may disrupt our ongoing business and financial reporting process. Competition for personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain or attract other highly qualified personnel. In addition, there has been increased competition in Romania, making it more difficult to hire and retain qualified engineers at our design center. We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our stockholders. As a result of our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (revised 2004), “Share-based Payment,” or SFAS No. 123(R), we incur increased compensation costs associated with our stock-based compensation awards, which may affect this form of compensation to hire and retain employees. Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain highly qualified personnel.

Expensing employee stock options materially and aversely affects our reported operating results and could adversely affect our competitive position as well.

As of May 1, 2006, we were required to expense stock options and other share-based payments to employees and directors. Since our inception, we have used stock options as fundamental components of our compensation packages. Prior to May 1, 2006, we had not recognized compensation cost for employee stock options. We believe that our stock option program directly motivates our employees and, through the use of vesting, encourage our employees to remain with us. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based compensation payments. SFAS No. 123(R) requires that we record compensation expense for stock options using the fair value of those awards. During fiscal 2007, we recorded $2.2 million related to stock-based compensation, which negatively impacted our operating results. We believe that SFAS No. 123(R) will continue to negatively impact our operating results.

To the extent that SFAS No. 123(R) makes it more expensive to grant stock options, we may decide to incur increased cash compensation costs. In addition, actions that we may take to reduce stock-based compensation expense that may be more severe than any actions our competitors may implement may make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results. These actions may also unfavorably influence our future Chief Financial Officer’s transition into our management team.

Our low-density flash memory products may become obsolete.

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 6.5%, 8.3% and 9.6 % of our net revenues for fiscal 2007, 2006 and 2005, respectively. In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it. Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We compete with major domestic and international semiconductor companies, many of which have substantially greater financial, technical, marketing, distribution and other resources. We may not be able to compete successfully in the future. Our more mature products, such as serial and parallel EEPROM devices, compete on the basis of price, product availability and customer service. Principal competitors for our EEPROM products currently include Atmel Corporation, STMicroelectronics N.V. and Microchip Technology Incorporated. Principal competitors for our low density flash products include Integrated Silicon Solution, Inc. Principal competitors for our analog/mixed-signal products include Fairchild Semiconductor International, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, National Semiconductor and Texas Instruments Incorporated.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have 26 patents granted and 15 pending in the United States and intend to seek further United States and international patents on our technology. The expiration dates of our patents range from January 2008 to June 2025. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur. Furthermore, because our stock generally trades at relatively low volumes, any sudden increases in trading volumes can cause significant volatility in the stock price. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

Item 1B.   Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

In August 2006, we moved our principal administrative, sales, marketing, research and development and sort facility to a 41,965 square-foot building in Santa Clara, California that we purchased on March 16, 2006. Prior to moving into the new facility, we leased space in a building of approximately 42,500 square feet in Sunnyvale, California. This lease ended in July 2006.

In addition, we purchased our research and development facility in Bucharest, Romania, consisting of 25,800 square feet, in August 2004. We lease sales office space in East Dundee, Illinois; Shanghai and Shenzhen, China; Oxford, United Kingdom; Munich, Germany; Yokohama, Japan; Singapore; Seoul, South Korea; and Taipei, Taiwan; and an operations site in Bangpa-in, Thailand. We believe that our existing facilities are adequate to meet our current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.   Legal Proceedings

We are not party to any material legal proceedings as of the date of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 29, 2007.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock is quoted on the NASDAQ Global Market under the symbol “CATS.”  The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock as reported on the NASDAQ Global Market.

	Price Range
	High	Low
Fiscal year ended April 29, 2007
First Quarter	$5.01	$3.23
Second Quarter	3.70	3.20
Third Quarter	3.70	3.13
Fourth Quarter	3.84	3.14
Fiscal year ended April 30, 2006
First Quarter	$5.06	$4.16
Second Quarter	5.19	4.30
Third Quarter	5.20	4.50
Fourth Quarter	5.05	4.60

As of April 29, 2007, there were approximately 144 holders of record of our common stock, excluding those persons holding shares in street or nominee name. The actual number of our stockholders is greater than this number of holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Our Stock

The following table sets forth certain information regarding purchases by us of shares of our common stock during the fourth quarter of fiscal 2007.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number	Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	Per Share	Programs(1)	or Programs
February 2007	—	$—	—	888,381
March 2007	102,395	3.56	102,395	785,986
April 2007	—	—	—	785,986
Total	102,395	$3.56	102,395

(1)          In September 2005 our board of directors authorized a new stock repurchase program to repurchase up to 1.0 million shares of its common stock. Prior to September 2005, the board of directors authorized the repurchase of 3.5 million shares. In subsequent periods, our board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares of our common stock. The purpose of these share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans. Through

April 29, 2007 (excluding repurchases of shares from Elex N.V.) we have repurchased 4,714,014 shares under our board of director’s authorized repurchase plans at a total cost of $19,175,197 or an average cost per share of $4.07 per share. See “Note 3—Stock-based Compensation” in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from April 30, 2002 to April 30, 2007 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on April 30, 2002 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Catalyst specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Catalyst Semiconductor, Inc., The S&P 500 Index

And The S&P Semiconductors Index

*                    $100 invested on April 30, 2002 in stock or index-including reinvestment of dividends. For purposes of presentation, data presented above reflect April 30 of each year.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.ht

Item 6.   Selected Financial Data

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected in the future.

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005	May 2, 2004	April 27, 2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$66,350	$60,217	$62,320	$63,538	$48,221
Cost of revenues	44,238	36,900	35,852	37,375	28,396
Gross profit	22,112	23,317	26,468	26,163	19,825
Research and development	7,844	7,472	7,910	7,130	5,223
Selling, general and administrative	15,748	13,445	13,696	11,453	10,020
Income (loss) from operations	(1,480)	2,400	4,862	7,580	4,582
Interest income and other, net	1,339	1,175	732	379	382
Income (loss) before income taxes	(141)	3,575	5,594	7,959	4,964
Income tax provision (benefit)	288	1,019	1,773	(1,408)	(1,354)
Net income (loss)(1)	$(429)	$2,556	$3,821	$9,367	$6,318
Net income (loss) per share:
Basic	$(0.03)	$0.15	$0.22	$0.57	$0.38
Diluted	$(0.03)	$0.14	$0.20	$0.48	$0.34
Weighted average common shares:
Basic	16,341	16,685	17,507	16,567	16,721
Diluted	16,341	18,220	19,485	19,411	18,339

(1)          In fiscal 2004 and fiscal 2003, our net income was favorably impacted by $4.7 million and $1.9 million, respectively, due to the reversals of our tax valuation allowance.

	April 29,	April 30,	May 1,	May 2,	April 27,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,658	$29,139	$33,793	$33,809	$27,906
Total working capital	42,127	43,268	48,084	46,338	39,017
Total assets	69,212	70,420	70,061	66,865	50,588
Total current liabilities	10,957	12,890	12,193	12,877	8,235
Total long-term liabilities and capital lease obligations	—	—	—	—	—
Stockholders’ equity	58,255	57,530	57,868	53,988	42,353

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE

The following discussion should be read together with the consolidated financial statements and notes thereto included in this annual report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements contained herein are based on current expectations and involve various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See the risks and uncertainties identified in “Part I. Item 1A. Risk Factors” above and in the documents filed by us from time to time with the SEC. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We generally target high volume markets for our cost effective, high quality products. Through periods of tight manufacturing capacity and cyclical downturns, we have demonstrated long-term commitment to the memory products market.

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power. Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets. In fiscal 2007, we experienced an increase in total unit volume sold to end customers, driven by strong demand particularly for our EEPROM and analog/mixed-signal products. However, this increase in unit volume was partly offset by an overall decrease in average selling prices. In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

We are leveraging our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution. We have strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Santa Clara, California headquarters. In fiscal 2006, we purchased a building in Santa Clara, California that houses our principal offices and our principal wafer test operations, which were previously located in Sunnyvale, California. The move provides employees with modern facilities and makes efficient use of space while reducing our occupancy costs. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed-signal products. In fiscal 2007, we formed a subsidiary in Thailand that will perform a portion of the inventory management and processing functions that are currently subcontracted to Trio-Tech. This is expected to reduce our expenses and improve our control over the personnel and assets located in Thailand.

Sales of our analog/mixed-signal products continued to trend upwards, reaching 8.9% of net revenues in fiscal 2007 as compared to 7.6% of net revenues in fiscal 2006. We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

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

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Indirect sales represented 56.8% of net revenues in fiscal 2007 as compared to 60.2% in fiscal 2006. Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and during fiscal 2007 consisted of more than 3,000 end customers. We have approximately 49 distributors and resellers.

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For fiscal 2007 and 2006, Avnet, Inc. represented 10.3% and 11.8%, respectively, of our net revenues. For fiscal 2005, none of our direct or indirect customers represented 10.0% or more of our net revenues.

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

Sales to customers outside the United States comprised 92.1%, 88.2% and 88.0% of our net revenues for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Substantially all sales of our products are denominated in U.S. dollars, minimizing the effects of foreign currency fluctuations.

Our net revenues in fiscal 2005 benefited by approximately $1.0 million from the termination of price adjustment and stock rotation rights of certain small regional resellers, which had not historically used those rights that resulted in recognition of revenue and gross margin for the inventories held by such resellers. We did not have similar benefits in fiscal 2007 or 2006.

Description of Operating Accounts

Net Revenues.   Net revenues consist of product sales, net of returns and allowances.

Gross Profit.   Gross profit is net revenues less cost of revenues and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, the cost of test and assembly services and manufacturing yields. Cost of revenues consists primarily of costs of manufacturing, assembly and testing of our products, compensation (including stock-based compensation) and associated costs related to manufacturing support, inbound freight shipments and quality assurance personnel, as well as provision for excess and obsolete inventories and any recoveries from sales of previously written down inventories. It also can include, on occasion, adjustments to inventory valuations based on demand and average selling prices expected in future periods.

Research and Development   Research and development expense consists primarily of compensation (including stock-based compensation) and associated costs for engineering, technical and support personnel, contract engineering services, depreciation of equipment and cost of wafers and mask sets used to evaluate new products and new versions of current products.

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

In assessing the timing of revenue recognition from sales to distributors and resellers, we consider both direct and indirect risks of returns and price protection associated in our business dealings with them. We recognize that we may accept returns or grant price protection to certain resellers, even though the sales contracts do not explicitly provide for such rights. Accordingly, we account for sales to such resellers on a sell through basis.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $10.4 million, net of allowance for doubtful accounts of $108,000 as of April 29, 2007.

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of SFAS No. 123(R). We estimate the fair value of stock options using the Black-Scholes model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.”  Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the Black-Scholes model is based primarily on detailed historical data about employees’ exercise behavior, vesting schedules, and death and disability probabilities. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that have been granted and forfeited prior to vesting. Stock-based compensation is amortized on a straight-line basis and allocated to cost of revenues, research and development and selling, general and administrative expenses in the accompanying consolidated statements of operations based on the related employee’s function.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities that would result in tax benefits being recognized in the period when the Company determines that liabilities are not longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of April 29, 2007 and April 30, 2006, our gross deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and nondeductible reserves and accruals, were valued at $6.8 million and $7.5 million, respectively. Our valuation allowance was zero as we have concluded that it is more likely than not that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	66.7	61.3	57.5
Gross profit	33.3	38.7	42.5
Operating expenses:
Research and development	11.8	12.4	12.7
Selling, general and administrative	23.7	22.3	22.0
Income (loss) from operations	(2.2)	4.0	7.8
Interest income and other, net	2.0	2.0	1.2
Income (loss) before income taxes	(0.2)	6.0	9.0
Income tax provision	0.4	1.8	2.9
Net income (loss)	(0.6)%	4.2%	6.1%

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Fiscal Year Ended
	April 29, 2007		April 30, 2006		May 1, 2005
EEPROM	$56,150	84.6%	$50,597	84.1%	$53,397	85.7%
Flash	4,284	6.5	5,016	8.3	5,983	9.6
Analog/mixed-signal	5,916	8.9	4,604	7.6	2,940	4.7
Net revenues	$66,350	100.0%	$60,217	100.0%	$62,320	100.0%

Comparison of Fiscal 2007 and 2006

Net Revenues.   Our net revenues increased $6.2 million, or 10.2%, to $66.4 million for fiscal 2007 from $60.2 million for fiscal 2006. The increase in net revenues was primarily due to a 24.1% increase in total unit volume sold to end customers from 416 million units in fiscal 2006 to 517 million units in fiscal 2007, driven by strong demand particularly for our EEPROM and analog/mixed-signal products. Combined sales of our EEPROM and analog/mixed signal products increased approximately $6.9 million or 12.4%. This increase was partially offset by lower unit volume sales of our flash memory products, which decreased $732,000 or 14.6%. However, intensified market competition resulted in an overall decrease of 11.2% in average selling prices.

Sales to customers outside the United States represented approximately 92.1% and 88.2% of net revenues in fiscal 2007 and fiscal 2006, respectively.

Gross Profit.   Gross profit decreased $1.2 million, or 5.2%, to $22.1 million for fiscal 2007 from $23.3 million for fiscal 2006. Gross margin, which equals gross profit divided by net revenues, was 33.3% for fiscal 2007 and 38.7% for fiscal 2006. The decrease in gross profit was due to a significant decline in average selling prices that we were not able to fully offset with a decline in our costs; lower revenues from our flash memory products which generally carry higher margins; and inventory write-offs stemming from the transition to ..35 micron technology and products not compliant with new environmental standards. The benefit from sales of previously written down inventory was $575,000 for fiscal 2007 and $794,000 for fiscal 2006, and provisions for excess and obsolete inventory were $2.2 million for fiscal 2007 and $1.0 million for fiscal 2006. The net impact of these inventory provisions was a decrease in gross profit of $1.6 million in fiscal 2007 as compared to a decrease in gross profit of $232,000 in fiscal 2006.

Research and Development.   Research and development expense increased $372,000, or 5.0%, to $7.8 million for fiscal 2007 from $7.5 million for fiscal 2006. As a percentage of net revenues, research and development expense was 11.8% and 12.4% for fiscal 2007 and fiscal 2006, respectively. For fiscal 2007, we experienced an increase in payroll and related costs of approximately $915,000, of which $761,000 related to stock-based compensation costs resulting from our adoption of SFAS No. 123(R). This amount was offset by a decrease in wafer fabrication tooling of $154,000 due to the progression of .35 micron technology transition from development in fiscal 2006 to production in fiscal 2007, and a decrease in depreciation and amortization of $385,000 due to assets reaching the end of their useful lives.

Selling, General and Administrative.   Selling, general and administrative expense increased $2.3 million, or 17.1%, to $15.7 million for fiscal 2007 from $13.4 million for fiscal 2006. As a percentage of net revenues, selling, general and administrative expense was 23.7% and 22.3% for fiscal 2007 and fiscal 2006, respectively. The increase was primarily attributable to a $1.9 million increase in salary and benefits, of which $1.4 million related to stock-based compensation costs resulting from our adoption of SFAS No. 123(R). In addition, sales commissions increased $377,000 as a result of higher revenues. In fiscal 2007, selling, general and administrative costs were favorably impacted by the reversal of an accrual of approximately $270,000 that we did not consider necessary.

Interest Income and Other, Net.   We earned interest income and other, net, of $1.3 million for fiscal 2007, as compared to interest income and other, net, of $1.2 million for fiscal 2006. The slight increase in interest income and other, net, primarily relates to a higher rate of return, despite the lower average balances of our cash, cash equivalents and short-term investments for fiscal 2007. Our rate of return was approximately 4.8% for fiscal 2007 compared to approximately 3.4% for fiscal 2006.

Income Tax Provision.   The provision for income taxes was $288,000 for fiscal 2007. The provision for income taxes was $1.0 million for fiscal 2006. The effective income tax rate for fiscal 2007 is higher than the statutory U.S. federal income tax rate of 34.0% primarily due to the non-deductible stock compensation charges associated with incentive stock options recorded as a result of our adoption of SFAS No. 123(R) in fiscal 2007. The provision for income taxes in fiscal 2006 was favorably impacted by the reversal of certain tax accruals upon expiry of the related statute of limitations. See Note 7 at Notes to Consolidated Financial Statements.

Comparison of Fiscal 2006 and 2005

Net Revenues.   Our net revenues decreased $2.1 million, or 3.4%, to $60.2 million for fiscal 2006 from $62.3 million for fiscal 2005. The decrease in net revenues was primarily due to a decrease in EEPROM average selling prices, which led to a decline of net revenues from our EEPROM and flash memory products of $3.8 million. This decrease was partially offset by an increase in net revenues from our analog/mixed-signal products of $1.7 million, or 58.6% to $4.6 million for fiscal 2006 from $2.9 million for fiscal 2005, which resulted from the introduction of new products and increased sales to our existing OEM customer base. While we experienced an improved market demand that resulted in a 9.0% increase in total unit volume sold to end customers in fiscal 2006, net revenues decreased overall because the increase in total unit volume was offset by an 11.0% decrease in overall average selling prices from increased market competition in the more recent period.

In addition, our net revenues in fiscal 2005 benefited by approximately $1.0 million from the termination of price adjustment and stock rotation rights of certain small regional resellers that had not historically used those rights, which resulted in recognition of revenue and gross margin for the inventories held by such resellers. We did not experience a similar benefit in fiscal 2006.

Sales to customers outside the United States represented approximately 88.0% of net revenues in both fiscal 2006 and fiscal 2005.

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

Income Tax Provision (Benefit).   The provision for income taxes was $1.0 million, or 28.5% of income before taxes, for fiscal 2006. The provision for income taxes was $1.8 million or 31.7% of income before taxes, for fiscal 2005. The income tax rates are impacted by the level of available tax credits as compared to pretax income and the current estimate of the level of income subject to California taxation. The provision for income taxes in fiscal 2006 has also been favorably impacted by the reversal of certain tax accruals upon expiry of the related statute of limitations.

Liquidity and Capital Resources

At April 29, 2007, we had cash, cash equivalents and short-term investments of $28.7 million. During fiscal 2007, we repurchased 355,795 shares of common stock for approximately $1.3 million. We invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government debt securities, the majority of which have maturities that are less than one year. They are highly liquid and can be converted to cash at any time.

Historically, our primary source of cash has been provided through operations and the issuance of our common stock. Our historical uses of cash have primarily been for operating activities as well as capital expenditures. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
Net cash provided by operating activities	$4,820	$4,473	$4,868
Net cash proceeds from sales and (purchases) of short-term investments	9,411	1,425	(6,285)
Acquisitions of property and equipment	4,261	5,728	4,126
Treasury stock purchases	1,253	4,503	9,553

Net Cash from Operating Activities

In fiscal 2007, net cash generated in operating activities was $4.8 million, which was primarily due to a net loss of $429,000, adjusted for depreciation and amortization of $2.0 million and other non-cash items such as stock-based compensation of $2.2 million, as well as additional inventory provisions of $2.2 million. Cash provided in operating activities included the sale of previously written down inventory of $575,000 and the effect of decreases in inventory of $1.5 million, offset by increases in accounts receivable of $942,000, due in part to the increase in net revenues and timing of shipments and collections. In addition, we made significant payments to vendors during fiscal 2007 for amounts that became due as a result of our increased purchases of inventory in prior periods. As a result, accounts payable and accrued liabilities decreased by $1.8 million during fiscal 2007. Deferred gross profit from distributors decreased $162,000 for fiscal 2007.

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

Net Cash from Investing Activities

In fiscal 2007, net cash provided by investing activities was $5.2 million, primarily related to the proceeds from the sales and maturities of our short-term investments of $39.5 million and purchases of short-term investments of $30.1 million. We had capital expenditures of $4.3 million, mostly for construction costs related to our newly acquired headquarters building, as well as for production mask sets and equipment.

In fiscal 2006, cash used by investing activities was $4.3 million. During fiscal 2006 our short-term investments decreased by $1.4 million. We used $5.7 million to acquire property and equipment, of which $3.7 million was used for the purchase of a building in Santa Clara, California, which replaced the leased principal headquarters in Sunnyvale, California.

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

Net Cash from Financing Activities

In fiscal 2007, net cash used in our financing activities was $1.1 million, consisting primarily of $1.3 million used to repurchase an aggregate of 355,795 shares of our common stock on the open market during fiscal 2007, offset by proceeds of $112,000 from the sale of common stock through the exercise of stock options.

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

	Fiscal Years
	Total	2007	2006	2005
Shares repurchased in open market	3,169,914	355,795	912,943	1,901,176
Total cost of shares	$15,309,000	$1,253,000	$4,503,000	$9,553,000
Average cost per share	$4.83	$3.52	$4.93	$5.02

Through April 29, 2007 (excluding repurchases of shares from Elex N.V.) we have repurchased 4,714,014 shares under the board of director’s authorized repurchase plans at a total cost of $19,175,197 or an average cost per share of $4.07 per share.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of April 29, 2007 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Fiscal Years
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual cash obligations
Operating leases(1)	$1,776	$291	$1,167	$318	$—
Wafer purchases	5,441	5,441	—	—	—
Other purchase commitments	469	469	—	—	—
Total contractual cash obligations	$7,686	$6,201	$1,167	$318	$—

(1)          In July 2006, our primary facility lease in Sunnyvale, California expired and in August 2006 we moved into a building we purchased in Santa Clara, California.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of April 29, 2007, we were not involved in any SPE transactions.

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

Effects of Transactions with Related Parties

Elex N.V.

During the fourth quarter of fiscal 2000, we began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”) a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of our Board of Directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of our common stock. The wafers provided by X-FAB include most of our analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries we utilize. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. During fiscal 2007, fiscal 2006 and fiscal 2005, we purchased $1.2 million, $2.5 million and $2.4 million of wafers, respectively, from X-FAB. As of April 29, 2007 and April 30, 2006, the total amount we owed X-FAB was $68,000 and $143,000, respectively. Elex held 4.5% of our outstanding shares as of April 29, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Item 8.   Financial Statements and Supplementary Data

Our consolidated financial statements required by this Item are set forth at the pages indicated in Part IV, Item 15(a).

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

	Three Months Ended
	Apr. 29, 2007	Jan. 28, 2007	Oct. 29, 2006	July 30, 2006	Apr. 30, 2006	Jan. 29, 2006	Oct. 30, 2005	July 31, 2005
	(Unaudited) (In thousands, except per share data)
Net revenues	$18,398	$16,417	$16,310	$15,225	$14,187	$14,423	$16,931	$14,676
Gross profit	5,580	5,841	5,787	4,904	4,946	6,215	6,438	5,718
Income (loss) from operations	(524)	(61)	22	(917)	(283)	1,041	1,110	532
Net income (loss)(1)	$(457)	$111	$176	$(259)	$270	$864	$927	$495
Net income (loss) per share:
Basic	$(0.03)	$0.01	$0.01	$(0.02)	$0.02	$0.05	$0.05	$0.03
Diluted	$(0.03)	$0.01	$0.01	$(0.02)	$0.02	$0.05	$0.05	$0.03

(1)           In the quarter ended April 30, 2006, our net income was favorably impacted by $226,000 due to the reversal of certain tax accruals upon expiry of a state income tax statute of limitation.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management assessed the effectiveness of the company’s internal control over financial reporting as of April 29, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, our management concluded that, as of April 29, 2007, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 29, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 29, 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Item 9B.   Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s 2007 definitive proxy statement to be filed not later than 120 days following the close of the 2007 fiscal year (“2007 Definitive Proxy Statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers required by this Item 10 is contained under Part 1, Item 1, “Executive Officers” and is incorporated herein by reference.

Certain information regarding our Code of Business Conduct and Ethics required by this Item 10 is contained under Part 1, Item 1, “Website Postings” and is incorporated herein by reference.

All other information required under this Item is hereby incorporated by reference from the Company’s 2007 Definitive Proxy Statement.

Item 11.   Executive Compensation

The information required under this Item is hereby incorporated by reference from the Company’s 2007 Definitive Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is hereby incorporated by reference from the Company’s 2007 Definitive Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is hereby incorporated by reference from the Company’s 2007 Definitive Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required under this Item is hereby incorporated by reference from the Company’s 2007 Definitive Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

See Index to Consolidated Financial Statements on page F-1 hereof.

(a)(2)   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)   Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of Registrant.
3.2(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.4(3)	Bylaws of Catalyst Semiconductor, Inc., as amended and restated June 6, 2004.
4.1(4)	Specimen Stock Certificate.
4.2(2)

Preferred Shares Rights Agreement, dated as of December 21, 2006 between Catalyst Semiconductor, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.6(5)	Amended and Restated 2003 Stock Incentive Plan.
4.6.1(6)	Form of Stock Option Agreement.
4.6.2(7)	Form of Restricted Stock Agreement.
4.6.3(5)	Form of Restricted Stock Unit Agreement.
4.7	2003 Director Stock Option Plan.
4.7.1(6)	Form of 2003 Director Option Plan (same as 4.6.1).
4.8(8)	1998 Special Equity Incentive Plan.
10.27(9)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.61(10)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.
10.61.1(11)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.
10.61.2(12)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004.
10.61.3(12)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004.
10.83(13)	Stock Transfer Agreement dated April 19, 2002 between Elex NV and Registrant.
10.84(14)*	Form of Change of Control Agreement between Registrant and its non-employee directors.
10.85(15)*	Amended and Restated Employment Agreement dated May 14, 2007 between Gelu Voicu and Registrant.
10.86(12)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.
10.87(16)*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant.
10.88(17)	Sale-Purchase Promissory Agreement dated November 6, 2003 between Registrant and S.C. Hathor Impex SRL.
10.91(18)	Fiscal 2005 Bonus Plan.

10.92(19)	Severance Agreement dated August 23, 2005 between Thomas Gay and Registrant.
10.93(19)	Severance Agreement dated August 23, 2005 between Sorin Georgescu and Registrant.
10.94(19)	Severance Agreement dated August 23, 2005 between Irvin Kovalik and Registrant.
10.95(19)	Severance Agreement dated August 23, 2005 between George Smarandoiu and Registrant.
10.96(20)	Fiscal 2006 Bonus Plan.
10.97(21)	Separation agreement effective as of July 29, 2005 between Barry Wiley and Registrant.
10.98(22)	Offer Letter with Scott Brown dated August 18, 2005.
10.99(23)	Agreement of Sale by and between 2975 Stender Associates LLC and Catalyst Semiconductor, Inc. effective as of February 3, 2006.
10.100(24)	Lease Agreement entered into on March 6, 2006 by and between Catalyst Semiconductor International, Inc. and Stars Microelectronics.
10.100.1(25)	Amendment No. 1 dated October 19, 2006 to Lease Agreement by and between Catalyst Semiconductor (Thailand) Limited and Stars Microelectronics.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on page 39).
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the SEC on December 28, 2006.

(2)          Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

(3)          Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2007.

(4)          Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the SEC on April 29, 1993.

(5)          Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

(6)          Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the SEC on March 3, 2006 (File No. 333-132204).

(7)          Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2006.

(8)          Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the SEC on July 27, 2000.

(9)          Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the SEC on May 11, 1993 (File No. 33-60132), as amended.

(10)   Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on August 19, 1998.

(11) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 21, 1998.

(12) Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the SEC on June 14, 2004 (File No. 333-116425).

(13) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2002.

(14) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on July 29, 2002.

(15) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2007.

(16) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2004.

(17) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 9, 2004.

(18) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2005.

(19) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2005.

(20) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

(21) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 9, 2005.

(22) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2005.

(23) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006.

(24) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2006.

(25) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2006.

†                    Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the SEC.

*                    Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Clara and State of California, on July 13, 2007.

CATALYST SEMICONDUCTOR, INC.
By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gelu Voicu, as his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on July 13, 2007.

By:	/s/ GELU VOICU	President, Chief Executive Officer and	July 13, 2007
	Gelu Voicu	Director (Principal Executive and Financial Officer)
By:	/s/ STEVE MILLER	Corporate Controller	July 13, 2007
	Steve Miller	(Principal Accounting Officer)
By:		Director
Roland M. Duchâtelet
By:	/s/ GARRETT GARRETTSON	Director	July 13, 2007
Garrett Garrettson
By:	/s/ HENRY C. MONTGOMERY	Chairman of the Board	July 13, 2007
Henry C. Montgomery
By:	/s/ GLEN G. POSSLEY	Director	July 13, 2007
Glen G. Possley

CATALYST SEMICONDUCTOR, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Catalyst Semiconductor, Inc.

We have completed integrated audits of Catalyst Semiconductor, Inc.’s consolidated financial statements and of its internal control over financial reporting as of April 29, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiaries at April 29, 2007 and April 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company changed the manner in which it accounted for stock-based compensation in fiscal 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 29, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
San Jose, California
July 13, 2007

CATALYST SEMICONDUCTOR, INC.
CONSOLIDATED BALANCE SHEETS

	April 29, 2007	April 30, 2006
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,626	$7,730
Short-term investments	12,032	21,409
Accounts receivable, net	10,444	9,502
Inventories	11,137	14,262
Deferred tax assets	2,391	2,771
Other current assets	454	484
Total current assets	53,084	56,158
Property and equipment, net	11,700	9,408
Deferred tax assets	4,376	4,759
Other assets	52	95
Total assets	$69,212	$70,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,622	$7,453
Accounts payable—related parties	68	143
Accrued expenses	2,137	3,002
Deferred gross profit on shipments to distributors	2,130	2,292
Total current liabilities	10,957	12,890
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 23,131 shares issued and 16,317 shares outstanding at April 29, 2007 and 22,808 shares issued and 16,350 shares outstanding at April 30, 2006	23	23
Additional paid-in-capital	72,834	70,461
Treasury stock, 6,814 shares at April 29, 2007 and 6,458 shares at April 30, 2006	(27,925)	(26,672)
Retained earnings	13,330	13,759
Accumulated other comprehensive loss	(7)	(41)
Total stockholders’ equity	58,255	57,530
Total liabilities and stockholders’ equity	$69,212	$70,420

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
	(In thousands, except per share data)
Net revenues	$66,350	$60,217	$62,320
Cost of revenues	44,238	36,900	35,852
Gross profit	22,112	23,317	26,468
Operating expenses:
Research and development	7,844	7,472	7,910
Selling, general and administrative	15,748	13,445	13,696
Income (loss) from operations	(1,480)	2,400	4,862
Interest income and other, net	1,339	1,175	732
Income (loss) before income taxes	(141)	3,575	5,594
Income tax provision	288	1,019	1,773
Net income (loss)	$(429)	$2,556	$3,821
Net income (loss) per share:
Basic	$(0.03)	$0.15	$0.22
Diluted	$(0.03)	$0.14	$0.20
Weighted average common shares outstanding:
Basic	16,341	16,685	17,507
Diluted	16,341	18,220	19,485

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other	Total
	Shares	Par	Paid-In	Treasury	(Accumulated	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Stock	Deficit)	Income (Loss)	Equity
	(In thousands)
Balance at May 2, 2004	16,413	$20	$59,228	$(12,616)	$7,382	$(26)	$53,988
Exercise of stock options	628	1	842	—	—	—	843
Purchase of stock for treasury	(1,901)	—	—	(9,553)	—	—	(9,553)
Tax benefits of stock options	—	—	817	—	—	—	817
Secondary public offering of common stock	1,450	1	7,985	—	—	—	7,986
Unrealized losses on investments, net of taxes	—	—	—	—	—	(34)	—
Net income	—	—	—	—	3,821	—	—
Comprehensive income	—	—	—	—	—	—	3,787
Balance at May 1, 2005	16,590	22	68,872	(22,169)	11,203	(60)	57,868
Exercise of stock options	673	1	1,084	—	—	—	1,085
Purchase of stock for treasury	(913)	—	—	(4,503)	—	—	(4,503)
Tax benefits of stock options	—	—	505	—	—	—	505
Unrealized gains on investments, net of taxes	—	—	—	—	—	19	—
Net income	—	—	—	—	2,556	—	—
Comprehensive income	—	—	—	—	—	—	2,575
Balance at April 30, 2006	16,350	23	70,461	(26,672)	13,759	(41)	57,530
Stock-based compensation	—	—	2,194	—	—	—	2,194
Exercise of stock options	98	—	112	—	—	—	112
Issuance of restricted stock	225	—	—	—	—	—	—
Purchase of stock for treasury	(356)	—	—	(1,253)	—	—	(1,253)
Tax benefits of stock options	—	—	67	—	—	—	67
Unrealized gains on investments, net of taxes	—	—	—	—	—	34	—
Net income (loss)	—	—	—	—	(429)	—	—
Comprehensive loss	—	—	—	—	—	—	(395)
Balance at April 29, 2007	16,317	$23	$72,834	$(27,925)	$13,330	$(7)	$58,255

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(429)	$2,556	$3,821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,969	1,891	1,621
Stock-based compensation	2,194	—	—
Benefit from sale of inventory previously written down	(575)	(794)	(1,002)
Provision for excess and obsolete inventory	2,175	1,026	1,085
Loss on disposal of property and equipment	—	11	257
Tax benefits of options	—	505	817
Changes in deferred tax assets	763	786	806
Changes in assets and liabilities:
Accounts receivable	(942)	464	2,581
Inventories	1,525	(3,039)	(4,578)
Other assets	73	370	144
Accounts payable (including related parties)	(906)	1,527	1,053
Accrued expenses	(865)	(1,243)	463
Deferred gross profit on shipments to distributors	(162)	413	(2,200)
Net cash provided by operating activities	4,820	4,473	4,868
Cash flows from investing activities:
Purchases of short-term investments	(30,132)	(24,114)	(47,292)
Proceeds from sales and maturities of short-term investments	39,543	25,539	41,007
Acquisition of property and equipment	(4,261)	(5,728)	(4,126)
Net cash provided by (used in) investing activities	5,150	(4,303)	(10,411)
Cash flows from financing activities:
Common stock issuances	112	1,085	843
Net proceeds from secondary public offering	—	—	7,986
Tax benefits of options	67	—	—
Treasury stock purchases	(1,253)	(4,503)	(9,553)
Net cash used in financing activities	(1,074)	(3,418)	(724)
Net increase (decrease) in cash and cash equivalents	8,896	(3,248)	(6,267)
Cash and cash equivalents at beginning of the period	7,730	10,978	17,245
Cash and cash equivalents at end of the period	$16,626	$7,730	$10,978
Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes	$66	$43	$100

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

The Company’s fiscal year ends on the Sunday closest to April 30. Fiscal 2007, 2006 and 2005 ended on April 29, 2007, April 30, 2006 and May 1, 2005, respectively. Fiscal 2007, 2006 and 2005 were comprised of 52 weeks.

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

The Company’s fiscal 2007 operating results were favorably impacted by the reversal in selling, general and administrative costs of an allowance of approximately $270,000 ($174,000 net of tax) that was not considered necessary. The favorable impact of this adjustment was offset by a charge of $136,000 recorded by us in our provision for income taxes for a write off resulting from the reconciliation of our temporary differences relating to book versus tax depreciation for fixed assets. The net impact of these adjustments was a net decrease in net loss of $38,000 (or $0.00 per share).

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of 90 days or less are considered cash equivalents.

Short-term Investments

All of the Company’s short-term investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, being recorded net of related tax, as a component of accumulated other comprehensive income (loss). Refer to Note 5 for details related to available-for-sale securities.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company markets and sells its products through its direct sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Revenues are recognized upon delivery to OEMs and resellers who have no, or limited, product return rights and no price protection rights. Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues. The Company also sells products to certain distributors under agreements that provide for product return and price protection rights. These agreements generally permit the distributor to return up to 10% by value of the total products they purchased from the Company every six months. As a result, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer, at which time the sales price becomes fixed. Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to its end-customers.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In assessing the timing of revenue recognition from sales to distributors and resellers, we consider both direct and indirect risks of returns and price protection associated in our business dealings with them. We recognize that we may accept returns or grant price protection to certain resellers, even though the sales contracts do not explicitly provide for such rights. Accordingly, we account for sales to such resellers on a sell through basis.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. Inventory writedown or provisions once established are not reversed until the related inventory has been sold or physically scrapped. Purchases of inventory from two of the Company’s vendors represented 44.0% and 43.1%, respectively of total purchases of inventory for fiscal 2007 and 2006.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its condensed consolidated statements of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its condensed consolidated statements of operations. Such outbound freight costs aggregated to $654,000, $658,000 and $516,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

We have not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $271,000 of undistributed earnings for certain non-U.S. subsidiaries as of April 29, 2007. We intend to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of our Japan and Romanian subsidiary.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of April 29, 2007, one customer accounted for approximately 15.0% of gross accounts receivable. As of April 30, 2006 no single customer accounted for greater than 10% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on the Company’s consolidated statements of operations. Such advertising and promotional expenditures were less than $175,000 for each of fiscal 2007, fiscal 2006 and fiscal 2005.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite services period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

Segment Reporting

The Company reports in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires the management approach in identifying reportable segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company’s reportable segments. Based on its operating structure and management reporting, the Company has concluded it has one reporting segment: the semiconductor manufacturing segment.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentations. These reclassifications had no impact on total assets, income (loss) from operations or net income (loss).

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

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

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations to account for stock-based employee compensation plans. As such, compensation expense was recorded if, on the date of grant, the current fair value per share of the underlying stock exceeded the exercise price per share. The Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures”, in periodic reports.

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to awards granted under equity incentive plans, was as follows for fiscal 2006 and 2005 (in thousands, except per share amounts):

	Fiscal Year Ended
	April 30, 2006	May 1, 2005
Reported net income	$2,556	$3,821
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $261,000 and $316,000 in fiscal 2006 and 2005, respectively	(2,026)	(2,085)
As adjusted net income	$530	$1,736
As adjusted net income per share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.09
Reported net income per share:
Basic	$0.15	$0.22
Diluted	$0.14	$0.20

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method beginning May 1, 2006 as provided by SFAS No. 123(R). Accordingly, during fiscal 2007, the Company recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures, and stock-based compensation expense for the fair value of options granted or modified during fiscal 2007, net of forfeitures as calculated under SFAS No. 123(R). The Company recognized stock-based compensation expense using the straight-line attribution method. Previously reported amounts have not been restated. The effect of recording stock-based compensation for fiscal 2007 was as follows (in thousands, except per share amounts):

Fiscal 2007
Stock-based compensation expense:
Employee stock options	$2,096
Restricted stock	98
Total stock-based compensation expense	2,194
Tax effect of stock-based compensation	(471)
Net effect on net income	$1,723
Stock-based compensation expense by category:
Cost of revenues	$58
Research and development	761
General and administrative	1,375
$2,194
Effect on net income per share:
Basic	$0.11
Diluted	$0.11

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. However, as required by the adoption of SFAS No. 123(R) beginning May 1, 2006, the Company began classifying cash flows resulting from excess tax benefits as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation for such options. The change in classification on the condensed consolidated statement of cash flows was not material because minimal stock options were exercised during fiscal 2007.

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2007, the Company granted approximately 1,542,000 stock options with an estimated total grant date fair value of $1.9 million and a weighted average grant date fair value of $1.25 per option. During fiscal 2007, the Company recorded stock-based compensation expense related to stock options of $2,096,000.

During fiscal 2007, the Company granted 225,000 shares of restricted stock with a total grant date fair value of $732,000 and a weighted average grant date fair value of $3.25 per share. The restricted stock vests over a period of three years with 1/3 of the grant vesting at the end of each year. There were no shares of restricted stock outstanding at the beginning of the year. During fiscal 2007, the Company recorded stock-based compensation expense related to restricted stock of $98,000. Through fiscal 2007, no shares vested or forfeited. As of April 29, 2007, there were 225,000 unvested shares of restricted stock.

As of April 29, 2007, the aggregate amount of unearned stock-based compensation expense, net of estimated forfeitures, related to stock options was $3.2 million, which the Company will recognize over an estimated weighted average amortization period of 2.6 years.

As of April 29, 2007, the aggregate amount of unearned stock-based compensation expense, net of estimated forfeitures, related to restricted stock was $587,000, which the Company will recognize over an estimated weighted average amortization period of 2.6 years.

Stock-based compensation expense capitalized in inventory at April 29, 2007 was not material.

Valuation Assumptions

During fiscal 2007, fiscal 2006 and fiscal 2005, the Company continued to utilize the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under the Company’s stock option plans. The expected term and volatility estimates are based on the Company’s historical experience. The fair value of stock options granted under the Company’s stock option plans were estimated at the date of grant using a straight-line attribution method with the following weighted average assumptions:

	Fiscal Year Ended
	April 29, 2007		April 30, 2006	May 1, 2005
	Directors and Officers	Other Employees	All Employees	All Employees
Expected life (in years)	3.1	2.9	3.8	4.0 - 5.3
Risk-free interest rate	4.74%	4.74%	4.74%	3.90%
Volatility	40.2%	39.2%	48%	66%-68%
Dividend yield	—%	—%	—%	—%

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of stock option and restricted stock activity under the SIP, the 2003 Director SOP and the SEIP is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, May 2, 2004	871	5,718	$3.58
Additional shares authorized	821	—	—
Granted—stock options	(1,363)	1,363	4.69
Exercised	—	(628)	1.35
Cancelled	86	(86)	4.44
Expired	40	(40)	4.96
Balances, May 2, 2005	455	6,327	4.02
Additional shares authorized	829	—
Granted—stock options	(568)	568	4.75
Exercised	—	(673)	1.61
Cancelled	327	(327)	4.90
Expired	233	(233)	6.66
Balances, May 1, 2006	1,276	5,662	4.22
Granted—stock options	(1,542)	1,542	3.40
Granted—restricted stock	(225)
Exercised	—	(98)	1.15
Cancelled	1,613	(1,613)	6.37
Expired	108	(108)	4.94
Balances, April 29, 2007	1,230	5,385	$3.37	7.0	$4,248
Options exercisable at April 29, 2007		3,258	$3.13	5.6	$3,634

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options as of April 29, 2007, based on the $3.77 closing stock price of our common stock on the NASDAQ Global Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of April 29, 2007 and April 30, 2006 was 3,513,000 and 2,078,000, respectively.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal year ended April 29, 2007 (in thousands, except per share amounts):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
The weighted average grant date fair value of options granted (per share)	$1.25	$2.69	$2.55
Total fair value of awards vested	$2,204	$2,400	$2,811
Total intrinsic value of options exercised	$209	$2,082	$2,807
Total cash received from employees as a result of employee stock option exercises	$112	$1,084	$842
Tax benefits realized as a result of employee stock option exercises	$67	$333	$709

The Company settles employee stock option exercises with newly issued shares of common stock. The Company does not have any equity instruments outstanding other than the options and restricted stock described above as of April 29, 2007.

2001 Common Stock Repurchase Program

In September 2001 and subsequent periods, the Company’s board of directors authorized a program for the open market repurchase of up to an aggregate of 3.5 million shares of its common stock. Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program in September 2005 to repurchase up to 1.0 million shares of its common stock. In subsequent periods, the board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares. The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under the Company’s stock option plans and to take advantage of the relatively low price of the Company’s common stock. During fiscal 2007, fiscal 2006 and fiscal 2005, the Company repurchased 355,795, 912,943 and 1,901,176 shares, respectively, for an approximate cost of $1.3 million, $4.5 million and $9.6 million, respectively. The Company accounts for treasury stock using the cost method. Of the 2.0 million shares currently authorized by the Company’s board of directors for repurchase, the Company has repurchased a total of 1,214,014 shares and, as of April 29, 2007, can repurchase a total of 785,986 additional shares.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal Year Ended
	April 29, 2007			April 30, 2006			May 1, 2005
	Net Income (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$(429)	16,341	$(0.03)	$2,556	16,685	$0.15	$3,821	17,507	$0.22
Effect of stock options	—	—	—	—	1,535	(0.01)	—	1,978	(0.02)
Diluted	$(429)	16,341	$(0.03)	$2,556	18,220	$0.14	$3,821	19,485	$0.20

Options to purchase 5,385,000 shares of common stock with an exercise price in excess of $3.77 per share outstanding during fiscal 2007, as well as unvested restricted stock were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 2,278,000 shares of common stock with an exercise price in excess of $4.80 per share outstanding during fiscal 2006 were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 1,822,000 shares of common stock with an exercise price in excess of $4.62 per share outstanding during fiscal 2005 were not included in the computation of diluted income per share because they were anti-dilutive.

Note 5—Balance Sheet Components

	April 29, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities greater than 90 days but less than one year	$12,035	$—	$(3)	$12,032

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized losses on available-for-sale securities as of April 29, 2007 are recorded in accumulated other comprehensive income (loss) of the consolidated statements of stockholders’ equity and comprehensive income, net of tax of $1,000.

	April 30, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government debt securities with maturities greater than 90 days but less than one year	$21,474	$—	$(65)	$21,409

The unrealized losses on available-for-sale securities as of April 30, 2006 are recorded in accumulated other comprehensive income (loss) of the consolidated statements of stockholders’ equity and comprehensive income, net of tax.

The financial instruments in short-term investments are highly liquid and can be converted to cash and cash equivalents without restriction and, accordingly, are classified as current assets in the accompanying consolidated balance sheets.

	April 29, 2007	April 30, 2006
	(In thousands)
Accounts receivable:
Accounts receivable	$10,552	$9,640
Less: Allowance for doubtful accounts	(108)	(138)
	$10,444	$9,502

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bad debts in aggregate of $0, $0 and $0 were written off to the allowance for doubtful accounts in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

	April 29, 2007	April 30, 2006
	(In thousands)
Inventories:
Work-in-process	$8,743	$9,220
Finished goods	2,394	5,042
	$11,137	$14,262
Property and equipment:
Land	$2,525	$165
Buildings and improvements	5,470	2,045
Construction in progress	—	3,746
Engineering and test equipment	11,801	9,962
Computer software	1,803	1,779
Computer hardware	712	589
Leasehold improvements	46	671
Furniture and office equipment	718	838
Vehicles	68	69
	23,143	19,864
Less: accumulated depreciation and amortization	(11,443)	(10,456)
	$11,700	$9,408

Software amortization expense for fiscal 2007, fiscal 2006 and fiscal 2005 was $181,000, $308,000 and $220,000, respectively.

	April 29, 2007	April 30, 2006
	(In thousands)
Accrued expenses:
Accrued employee compensation	$1,026	$866
Accrued income taxes	198	746
Other	913	1,390
	$2,137	$3,002

Note 6—Leases

The Company leases office facilities under operating leases which have various expiration dates. Total rent expense under these leases was $376,000, $623,000 and $601,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The aggregate future minimum lease payments, by fiscal year, under operating leases with initial terms of one year or more as of April 29, 2007 are as follows (in thousands):

	Fiscal Year
	Total	2008	2009	2010	2011	2012
Operating leases	$1,776	$291	$405	$381	$381	$318

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes

The Company’s provision for income taxes was comprised as follows (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
Current:
Federal	$135	$143	$360
State	61	24	(237)
Foreign	110	66	14
Total current income taxes	306	233	137
Deferred:
Federal	132	868	1,498
State	(150)	(82)	138
Total deferred income taxes	(18)	786	1,636
Provision for income taxes	$288	$1,019	$1,773

The provision for income taxes differed from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income as a result of the following (dollars in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
Statutory federal tax rate	$(48)	$1,216	$1,902
State taxes	(3)	77	(99)
Research credits	(262)	(232)	(144)
Foreign	110	66	—
Non-deductible stock compensation	324	—	—
Other	167	(108)	114
Total	$288	$1,019	$1,773

Income (loss) before income taxes included income relating to non-U.S. operations of $88,000, $47,000 and $99,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities for federal and state income taxes at April 29, 2007 and April 30, 2 006 consisted of (in thousands):

	April 29, 2007	April 30, 2006
Deferred tax assets:
Capitalized research	$100	$337
Non-deductible reserves and accruals	1,867	944
Credit carryforwards	3,222	3,643
Loss carryforwards	990	1,699
Deferred income and sales returns reserves	771	829
Other	—	78
Gross deferred tax assets	6,950	7,530
Deferred tax liabilities:
Fixed assets	(183)	(—)
Gross deferred tax liabilities	(183)	(—)
Total net deferred tax assets	$6,767	$7,530

At April 29, 2007, the Company had a federal net operating loss carryforward of approximately $1.0 million available to offset future taxable income that expires between fiscal 2018 and 2025 if not utilized.

At April 29, 2007, the Company had approximately $2.6 million and $1.9 million of federal and state research and development credit carryovers, respectively, available to offset future taxable income. The federal credits expire between fiscal 2009 and 2027 if not utilized. The state credits carryovers are indefinite. At April 29, 2007, the Company has a federal alternative minimum tax credit of $177,000, which can be carried forward indefinitely.

Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses and tax credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

During fiscal 2006, the Company reversed approximately $226,000 of tax reserves upon expiry of the statute of limitations. These tax reserves had been established to allow for potential tax exposures relating to the level of income apportioned to California in the Company’s state tax returns.

Note 8—Stockholders’ Equity

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Secondary Public Offering

The Company completed a secondary public offering of its common stock in July 2004. The Company sold 1,450,000 common shares at $6.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and related offering expenses of $714,000 were approximately $8.0 million. In connection with this transaction, Elex N.V., a related party and other selling stockholders sold 2,850,000 and 300,000 common shares, respectively, at $6.00 per share. In aggregate, 4,600,000 common shares were sold

Stockholder Rights Plan

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

Common Stock Option Exchange Offer

On March 16, 2007, the Company repriced employee stock option awards. Under the terms of this repricing, the Company repriced certain employee stock options having an exercise price of greater than $4.00 to an exercise price of $3.35, the trading stock price fair value on the date of the exchange. All options tendered received a non-statutory stock option to purchase one (1) share for every two (2) exchanged incentive or non-statutory stock options pursuant to the exchange offer. In consideration for the repricing of these eligible stock option awards, employees were required to return their previously awarded options for cancellation. Regardless of whether the original options were vested, the new options vest as to 1/36th of the shares subject to the new option each month commencing one month after the new option grant date of March 16, 2007, and have a contractual term of 10 years beginning on that date.

The Company has accounted for the repricing and cancellation transactions as a modification under SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company will record the incremental fair value related to the repriced awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining requisite service period of the option holders. Seventy eight employees participated in this program. A total of 1,545,538 shares were cancelled for 772,769 newly issued non-statutory stock options. The incremental fair value of the repricing was approximately $117,000, which will be recognized on a straight-line basis over the new requisite service period of 36 months.

Note 9—Employee Benefit Plan

In January 2004, the Company implemented a Section 401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. The 401(k) Plan provides for a 25% matching contribution which vests immediately. In fiscal 2007, fiscal 2006 and fiscal 2005, the Company made matching contributions of $208,000, $190,000 and $192,000, respectively.

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Segment Reporting

The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
EEPROM	$56,150	$50,597	$53,397
Flash	4,284	5,016	5,983
Analog/mixed-signal	5,916	4,604	2,940
Total net revenues	$66,350	$60,217	$62,320

Net revenues by geography were as follows (in thousands):

	Fiscal Year Ended
	April 29, 2007	April 30, 2006	May 1, 2005
United States	$5,259	$7,127	$7,470
Hong Kong/China	13,462	17,901	14,513
Japan	7,465	8,716	11,724
Taiwan	8,568	8,344	8,960
Europe	7,452	6,977	8,160
South Korea	9,615	5,886	6,947
Singapore	10,771	3,645	1,919
Other Far East	1,671	1,162	612
Other Americas	2,087	459	2,015
Total net revenues	$66,350	$60,217	$62,320

Distributors and resellers have accounted for a significant portion of the Company’s net revenues in the past. For fiscal 2007, sales to Avnet Inc., an international distributor, represented 10.3% of the Company’s net revenues. For fiscal 2006, sales to Avnet represented 11.8% of the Company’s net revenues. For fiscal 2005, none of the Company’s customers represented 10% or more of the Company’s net revenues.

Property and equipment geographical breakdown was as follows (in thousands):

	April 29, 2007	April 30, 2006
United States	$14,261	$12,010
Thailand	2,875	2,695
Romania	2,976	2,874
Japan	2,755	2,191
Other	276	94
	23,143	19,864
Less: accumulated depreciation and amortization	(11,443)	(10,456)
Total net property and equipment	$11,700	$9,408

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at April 29, 2007 and April 30, 2006 for which goods and services had not been received were approximately $5.9 million and $6.2 million, respectively.

Litigation and Other Claims

In the normal course of business, the Company periodically receives notification of threats of legal action in relation to claims of patent infringement by the Company. Currently there are no such active actions.

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Company applies the disclosure provisions of FIN 45 to its agreements that contain guarantee or indemnification clauses. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies” by requiring that guarantors disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of significant arrangements through which the Company is a guarantor:

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

CATALYST SEMICONDUCTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty costs were less than $100,000 for each of fiscal 2007, fiscal 2006 and fiscal 2005.

Note 12—Related Party Transactions

Elex N.V.

During the fourth quarter of fiscal 2000, the Company began taking delivery of wafers fabricated at X-FAB Texas, Inc. (“X-FAB”) a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of the Company’s Board of Directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of the Company’s common stock. The wafers provided by X-FAB include most of the Company’s analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. During fiscal 2007, fiscal 2006 and fiscal 2005, the Company purchased $1.2 million, $2.5 million and $2.4 million of wafers, respectively, from X-FAB. As of April 29, 2007 and April 30, 2006, the total amount owed to X-FAB by the Company was approximately $68,000 and $143,000, respectively. Elex held 4.5% of the outstanding shares of the Company as of April 29, 2007.

The Company believes that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Schedule II—Valuation and Qualifying Accounts

Fiscal Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
April 29, 2007
Allowance for doubtful accounts receivable	$138	$—	$(30)	$108
OEM sales returns allowance	$110	$52	$(32)	$130
April 30, 2006
Allowance for doubtful accounts receivable	$138	$—	$—	$138
OEM sales returns allowance	$107	$87	$(84)	$110
May 1, 2005
Allowance for doubtful accounts receivable	$138	$—	$—	$138
OEM sales returns allowance	$39	$147	$(79)	$107

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of Registrant.
3.2(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
3.4(3)	Bylaws of Catalyst Semiconductor, Inc., as amended and restated June 6, 2004.
4.1(4)	Specimen Stock Certificate.
4.2(2)

Preferred Shares Rights Agreement, dated as of December 21, 2006 between Catalyst Semiconductor, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.6(5)	Amended and Restated 2003 Stock Incentive Plan.
4.6.1(6)	Form of Stock Option Agreement.
4.6.2(7)	Form of Restricted Stock Agreement.
4.6.3(5)	Form of Restricted Stock Unit Agreement.
4.7	2003 Director Stock Option Plan.
4.7.1(6)	Form of 2003 Director Option Plan (same as 4.6.1).
4.8(8)	1998 Special Equity Incentive Plan.
10.27(9)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.61(10)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.
10.61.1(11)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.
10.61.2(12)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004.
10.61.3(12)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004.
10.83(13)	Stock Transfer Agreement dated April 19, 2002 between Elex NV and Registrant.
10.84(14)*	Form of Change of Control Agreement between Registrant and its non-employee directors.
10.85(15)*	Amended and Restated Employment Agreement dated May 14, 2007 between Gelu Voicu and Registrant.
10.86(12)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.
10.87(16)*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant.
10.88(17)	Sale-Purchase Promissory Agreement dated November 6, 2003 between Registrant and S.C. Hathor Impex SRL.
10.91(18)	Fiscal 2005 Bonus Plan.

10.92(19)	Severance Agreement dated August 23, 2005 between Thomas Gay and Registrant.
10.93(19)	Severance Agreement dated August 23, 2005 between Sorin Georgescu and Registrant.
10.94(19)	Severance Agreement dated August 23, 2005 between Irvin Kovalik and Registrant.
10.95(19)	Severance Agreement dated August 23, 2005 between George Smarandoiu and Registrant.
10.96(20)	Fiscal 2006 Bonus Plan.
10.97(21)	Separation agreement effective as of July 29, 2005 between Barry Wiley and Registrant.
10.98(22)	Offer Letter with Scott Brown dated August 18, 2005.
10.99(23)	Agreement of Sale by and between 2975 Stender Associates LLC and Catalyst Semiconductor, Inc. effective as of February 3, 2006.
10.100(24)	Lease Agreement entered into on March 6, 2006 by and between Catalyst Semiconductor International, Inc. and Stars Microelectronics.
10.100.1(25)	Amendment No. 1 dated October 19, 2006 to Lease Agreement by and between Catalyst Semiconductor (Thailand) Limited and Stars Microelectronics.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on page 39).
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the SEC on December 28, 2006.

(2)          Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

(3)          Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2007.

(4)          Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the SEC on April 29, 1993.

(5)          Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

(6)          Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the SEC on March 3, 2006 (File No. 333-132204).

(7)          Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2006.

(8)          Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the SEC on July 27, 2000.

(9)          Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the SEC on May 11, 1993 (File No. 33-60132), as amended.

(10) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on August 19, 1998.

(11) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 21, 1998.

(12) Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the SEC on June 14, 2004 (File No. 333-116425).

(13) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2002.

(14) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on July 29, 2002.

(15) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2007.

(16) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2004.

(17) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 9, 2004.

(18) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2005.

(19) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2005.

(20) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

(21) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 9, 2005.

(22) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2005.

(23) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006.

(24) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2006.

(25) Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2006.

†                    Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the SEC.

*                    Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.