Form 10-Q
period 2007-07-29
CATALYST SEMICONDUCTOR INC
filed 2007-09-12
CIK 899636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 31, 2007 was 16,583,599 exclusive of 6,836,877 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except per share data)

	July 29, 2007	April 29, 2007
ASSETS

Current assets:
Cash and cash equivalents	$22,423	$16,626
Short-term investments	7,478	12,032
Accounts receivable, net	12,080	10,444
Inventories	10,308	11,137
Deferred tax assets	3,883	2,391
Other current assets	763	454
Total current assets	56,935	53,084
Property and equipment, net	11,544	11,700
Deferred tax assets	2,402	4,376
Other assets	52	52
Total assets	$70,933	$69,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,411	$6,622
Accounts payable — related parties	179	68
Accrued expenses	2,664	2,137
Deferred gross profit on shipments to distributors	2,053	2,130
Total current liabilities	11,307	10,957
Other non-current liabilities	157	—
Total liabilities	11,464	10,957

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 23,215 shares issued and 16,378 shares outstanding at July 29, 2007 and 23,131 shares issued and 16,317 shares outstanding at April 29, 2007	23	23
Additional paid-in-capital	73,489	72,834
Treasury stock, 6,837 shares at July 29, 2007 and 6,814 shares at April 29, 2007	(28,023)	(27,925)
Retained earnings	13,984	13,330
Accumulated other comprehensive loss	(4)	(7)
Total stockholders’ equity	59,469	58,255
Total liabilities and stockholders’ equity	$70,933	$69,212

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Three Months Ended,
	July 29, 2007	July 30, 2006

Net revenues	$19,856	$15,225
Cost of revenues (A)	12,674	10,321
Gross profit	7,182	4,904

Operating expenses:
Research and development (A)	2,103	1,889
Selling, general and administrative (A)	4,337	3,932
Income (loss) from operations	742	(917)

Interest income and other, net	429	319
Income (loss) before income taxes	1,171	(598)
Income tax provision (benefit)	451	(339)
Net income (loss)	$720	$(259)

Net income (loss) per share:
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

Weighted average common shares outstanding:
Basic	16,334	16,350
Diluted	17,390	16,350

(A) Results for the three months ended July 29, 2007 and July 30, 2006 include stock-based compensation expense as follows:

	Three Months Ended,
	July 29, 2007	July 30, 2006
Cost of revenues	$13	$12
Research and development	$120	$183
Sales, general and administrative	$318	$413

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended,
	July 29, 2007	July 30, 2006

Cash flows from operating activities:
Net income (loss)	$720	$(259)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	514	462
Stock-based compensation	451	608
Benefit from sale of inventory previously written down	(96)	(84)
Provision for excess and obsolete inventory	279	225
Changes in deferred tax assets	416	—
Changes in assets and liabilities:
Accounts receivable	(1,636)	(646)
Inventories	646	(953)
Other assets	(309)	(169)
Accounts payable (including related parties)	(100)	(389)
Accrued expenses	527	(528)
Deferred gross profit on shipments to distributors	(77)	(126)
Other non-current liabilities	157	—
Net cash provided by (used in) operating activities	1,492	(1,859)

Cash flows from investing activities:
Purchases of short-term investments	(2,174)	(6,052)
Proceeds from sales and maturities of short-term investments	6,731	13,680
Acquisitions of property and equipment	(358)	(996)
Net cash provided by investing activities	4,199	6,632

Cash flows from financing activities:
Common stock issuances from exercises of options	204	—
Treasury stock purchases	(98)	—
Net cash provided by financing activities	106	—

Net increase in cash and cash equivalents	5,797	4,773
Cash and cash equivalents at beginning of the period	16,626	7,730
Cash and cash equivalents at end of the period	$22,423	$13,050

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Catalyst Semiconductor, Inc. (the “Company”) was founded in October 1985, and designs, develops and markets a broad line of reprogrammable non-volatile memory and analog/mixed-signal products.

In the opinion of the management of the Company, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the Company’s April 29, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. In a 52 week year, each fiscal quarter consists of 13 weeks. Fiscal year 2007 was comprised of 52 weeks. Fiscal year 2008 will be comprised of 52 weeks.

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

Revenue Recognition

The Company generally recognizes revenues as products are shipped if evidence of a sales arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

The Company markets and sells its products through its direct sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Revenues are recognized upon transfer of title to OEMs and resellers who have no, or limited, product return rights and no price protection rights. Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues. The Company also sells products to certain distributors under agreements that provide for product return and price protection rights. These agreements generally permit the distributor to return up to 10% by value of the total products they purchased from the Company every six months. As a result, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer, at which time the sales price becomes fixed. Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to its end-customers.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. Inventory writedown or provisions once established are not reversed until the related inventory has been sold or physically scrapped. Purchases of inventory from three of the Company’s vendors represented 53.3% and 49.5 % of total purchases of inventory for the three months ended July 29, 2007 and July 30, 2006, respectively.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its condensed consolidated statements of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its condensed consolidated statements of operations. Such outbound freight costs aggregated to $225,000 and $167,000 for the three months ended July 29, 2007 and July 30, 2006, respectively.

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

The Company has not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $314,000 of undistributed earnings for certain non-U.S. subsidiaries as of July 29, 2007. The Company intends to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of the Company’s Japan and Romanian subsidiary. The calculation of the taxes that would be payable on these undistributed earnings is impracticable at present.

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

As of July 29, 2007, one customer accounted for 10.6% of gross accounts receivable. As of April 29, 2007, one customer accounted for approximately 15.0% of gross accounts receivable.

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

Advertising Costs

Costs related to advertising and promotional expenditures are charged to “selling, general and administrative” on the Company’s condensed consolidated statements of operations. Costs related to advertising and promotional expenditures were less than $35,000 in each of the three months ended July 29, 2007 and July 30, 2006.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Accumulated other comprehensive income (loss) for the Company is comprised of unrealized gains (losses) on securities available-for-sale, net of tax.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes”), and is recognized as expense over the requisite services period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock. See Note 4 — Stock-Based Compensation.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of implementing this pronouncement.

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

Note 3—Accounting Changes

For the quarter ended July 29, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and related guidance. See Note 7—Income Taxes for further discussion.

Note 4—Stock-Based Compensation

The Company measures employee stock-based compensation cost using the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”). Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period using the straight-line attribution method.

The effect of recording stock-based compensation for the three months ended July 29, 2007 and July 30, 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended July 29, 2007	Three Months Ended July 30, 2006

Stock-based compensation expense:
Employee stock options	$391	$608
Restricted stock	60	—
	451	608
Tax effect of stock-based compensation	(100)	(81)
Net stock-based compensation expense	$351	$521

Effect on net income (loss) per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

During the three months ended July 29, 2007, the Company granted approximately 128,000 stock options with an estimated total grant date fair value of $147,000 and a weighted average grant date fair value of $1.15 per share and during the three months ended July 30, 2006, the Company granted approximately 119,000 stock options with an estimated total grant date fair value of $182,000 and a weighted average grant date fair value of $1.53 per share. Stock-based compensation expense for the three months ended July 29, 2007 and July 30, 2006 was $451,000 and $608,000, respectively.

As of July 29, 2007, the aggregate amount of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options was $2.6 million, which the Company will recognize over an estimated weighted average amortization period of 2.4 years.

As of July 29, 2007, the aggregate amount of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock was $497,000, which the Company will recognize over an estimated weighted average amortization period of 2.2 years.

Stock-based compensation expense capitalized in inventory at July 29, 2007 and April 29, 2007 was immaterial.

Valuation Assumptions

During the three months ended July 29, 2007 and July 30, 2006, the Company utilized the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under stock option plans. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of each option was determined by analyzing historical exercise and post-vest forfeiture patterns. The risk-free interest rate was determined using the rates for United States Treasury notes for similar terms. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock.

Equity Incentive Programs

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

The Company’s 2003 Stock Incentive Plan (“SIP”), 2003 Director Stock Option Plan (“DSOP”) and 1998 Special Equity Incentive Plan (“SEIP”) that were outlined in the Company’s Form 10-K for the year ended April 29, 2007 did not change during the three months ended July 29, 2007. The Company also has a common stock repurchase program that is described below.

A summary of stock option activity under the SIP, the DSOP and the SEIP is as follows (in thousands, except per share amounts):

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, April 29, 2007	1,230	5,385	$3.37	7.0	$4,248
Granted	(128)	128	4.06
Exercised	—	(84)	2.44
Cancelled	153	(153)	3.64
Expired	55	(55)	4.63
Balances, July 29, 2007	1,310	5,221	$3.38	6.8	$7,279
Options exercisable at July 29, 2007		3,348	$3.18	5.5	$5,544

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options, based on the $4.62 closing stock price of the Company’s common stock on the NASDAQ Stock Market at July 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.As of July 29, 2007, the total number of in-the-money options outstanding and exercisable was 4,332,000 and 2,718,000, respectively.

The Company settles employee stock option exercises with newly issued shares of common stock. The Company does not have any equity instruments outstanding other than the options described above as of July 29, 2007.

2001 Common Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a program for the open market repurchase of up to 1.5 million shares of its common stock. In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3.5 million shares. Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program in September 2005. Under the new repurchase program, the Company may repurchase up to 1.0 million shares of its common stock. In subsequent periods, the Company’s board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares of the Company’s common stock. The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock. During the three months ended July 29, 2007, 22,800 shares were repurchased for a cost of $98,000. There were no shares repurchased during the three months ended July 30, 2006. As of July 29, 2007, 763,000 of authorized shares remained available for repurchase. The Company accounts for treasury stock using the cost method.

Note 5—Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share is computed using the weighted number of common shares and potentially dilutive common shares outstanding during the period under the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive, which in the current period includes consideration of unearned stock-based compensation as required by SFAS No. 123(R). In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. A reconciliation of the basic and diluted per share computations was as follows (in thousands, except per share data):

	Three Months Ended,
	July 29, 2007			July 30, 2006
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic	$720	16,334	$0.04	$(259)	16,350	$(0.02)
Effect of stock options	—	1,056	—	—	—	—
Diluted	$720	17,390	$0.04	$(259)	16,350	$(0.02)

Options to purchase 2,398,937 shares of common stock with an exercise price and net proceeds in excess of $4.23 per share outstanding during the three months ended July 29, 2007 were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 2,591,913 shares of common stock with an exercise price and net proceeds in excess of $6.12 per share outstanding during the three months ended July 30, 2006 were not included in the computation of diluted income per share because they were anti-dilutive.

Note 6—Balance Sheet Components

	July 29, 2007	April 29, 2007
	(in thousands)
Accounts receivable:
Accounts receivable	$12,192	$10,552
Less: Allowance for doubtful accounts	(112)	(108)
	$12,080	$10,444

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three months ended July 29, 2007 and July 30, 2006, respectively.

	July 29, 2007	April 29, 2007
	(in thousands)
Inventories:
Work-in-process	$8,012	$8,743
Finished goods	2,296	2,394
	$10,308	$11,137

Property and equipment, net:
Land	$2,525	$2,525
Buildings and improvements	5,481	5,470
Engineering and test equipment	12,106	11,801
Computer software	1,810	1,803
Computer hardware	743	712
Leasehold improvements	46	46
Furniture and office equipment	719	718
Vehicles	68	68
	23,498	23,143

Less: accumulated depreciation and amortization	(11,954)	(11,443)
	$11,544	$11,700

Accrued expenses:
Accrued employee compensation	$1,092	$1,026
Other	1,572	1,111
	$2,664	$2,137

Note 7—Income Taxes

The provision for income taxes was $451,000, or 38.5% of income before taxes, for the three months ended July 29, 2007. The benefit for income taxes was $339,000, or 56.7% of loss before taxes, for the three months ended July 30, 2006. The lower effective income tax rate for the three months ended July 29, 2007 was due to a decline in the amount of non-deductible stock compensation charges associated with incentive stock options compared to the three months ended July 30, 2006. The projected fiscal 2008 effective tax rate for the three months ended July 29, 2007 is higher than the statutory rate of 34% primarily due to nondeductible stock compensation expense.

The Company adopted the provisions of FIN 48 effective April 30, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.

As a result of adoption, the Company recognized a decrease in deferred income tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007. As of the adoption date, the Company had gross unrecognized tax benefits of approximately $1.1 million and accrued interest expense of $ 6,000. Consistent with the provision of FIN 48, the Company reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before fiscal 2004 ending on May 2, 2004, other than for carryforwards of research and development tax credits and net operating losses.

 Note 8—Segment Reporting

The Company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended,
	July 29, 2007	July 30, 2006

EEPROM	$16,418	$12,801
Flash	780	999
Analog/mixed-signal	2,658	1,425
Total net revenues	$19,856	$15,225

Net revenues by geography were as follows (in thousands):

	Three Months Ended,
	July 29, 2007	July 30, 2006

United States	$1,622	$1,921
Hong Kong/China	4,495	2,819
Japan	1,737	2,042
Europe	1,807	1,680
South Korea	3,662	1,549
Taiwan	2,789	2,123
Singapore	3,047	2,816
Other Far East	528	196
Other Americas	169	79
Total net revenues	$19,856	$15,225

For the three months ended July 29, 2007, two customers represented 11.4% and 10.6% of the Company’s net revenues, respectively. For the three months ended July 30, 2006, one customer represented 10.0% of the Company’s net revenues.

Property and equipment, net, geographical breakdown was as follows (in thousands):

	July 29, 2007	April 29, 2007

United States	$14,302	$14,261
Thailand	3,136	2,875
Romania	3,011	2,976
Japan	2,767	2,755
Other	282	276
	23,498	23,143
Less: accumulated depreciation and amortization	(11,954)	(11,443)
Total property and equipment, net	$11,544	$11,700

Note 9—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at July 29, 2007 and April 29, 2007 for which goods and services had not been received were approximately $7.5 million and $5.9 million, respectively.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty cost was not material, being less than $10,000, for the three months ended July 29, 2007 and July 30, 2006.

Note 10—Related Party Transactions

Elex N.V.

The Company purchases wafers fabricated at X-FAB Texas, Inc. (“X-FAB”), a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the chairman and chief executive officer of Elex, serves as a member of the Company’s board of directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of the Company’s common stock. The wafers provided by X-FAB include most of the Company’s analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes. Other than purchase orders currently open with X-FAB, there are no purchasing agreements in place with X-FAB.

During the three months ended July 29, 2007 July 30, 2006, the Company purchased $344,000 and $329,000 of wafers, respectively, from X-FAB. As of July 29, 2007 and April 29, 2007, the total amount owed X-FAB by the Company was $179,000 and $68,000, respectively.

As of July 29, 2007, Elex held approximately 4.8% of the outstanding shares of common stock of the Company.

Note 11—Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended,
	July 29, 2007	July 30, 2006
Reported net income (loss)	$720	$(259)
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of related tax	3	17
Total comprehensive income (loss)	$723	$(242)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in Part II. Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements include, but are not limited to: the statements relating to downward pricing trends; average selling prices; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power. Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets. In the year ended April 29, 2007, we experienced an increase in total unit volume sold to end customers, driven by strong demand particularly for our EEPROM and analog/mixed-signal products. This continued in the three months ended July 29, 2007. In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

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

Sales of our analog/mixed-signal products continued to trend upwards, reaching 13.4% of net revenues for the three months ended July 29, 2007 as compared to 9.4% of net revenues for the three months ended July 30, 2006. We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

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

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Hynix Semiconductor, Inc., an OEM, comprised 11.4% and 5.3% of our net revenues for the three months ended July 29, 2007 and July 30, 2006, respectively. Indirect sales represented 55.1% of net revenues for the three months ended July 29, 2007 as compared to 63.7% for the three months ended July 30, 2006. Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and consists of more than 3,000 end customers. We have approximately 51 distributors and resellers.

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For the three months ended July 29, 2007 and July 30, 2006, Avnet, Inc. represented 10.6% and 10.0% of our net revenues, respectively.

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

Sales to customers outside the United States comprised 91.8% and 87.4% of our net revenues for the three months ended July 29, 2007 and July 30, 2006, respectively. Substantially all sales of our products are denominated in U.S. dollars, minimizing the effects of foreign currency fluctuations.

Description of Operating Accounts

Net Revenues.  Net revenues consist of product sales, net of returns and allowances.

Cost of Revenues.  Cost of revenues consists primarily of costs of manufacturing, assembly and testing of our products, compensation (including stock-based compensation) and associated costs related to manufacturing support, inbound freight shipments and quality assurance personnel, as well as provision for excess and obsolete inventories and any recoveries from sales of previously written down inventories.  It also can include, on occasion, adjustments to inventory valuations based on demand and average selling prices expected in future periods.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenues, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, accounts receivable and allowance for doubtful accounts, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and apply them on a consistent basis. We believe that such consistent application results in condensed consolidated financial statements and accompanying notes that fairly state our financial condition, operating results and cash flows for all periods presented. However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows. Other than the adoption of FIN 48, no significant changes to our significant accounting policies and critical estimates have occurred subsequent to April 29, 2007.

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

Inventory Valuation

We value our inventory at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. We routinely evaluate the value and quantities of our inventory in light of the current market conditions and market trends and we record reserves for quantities in excess of demand, cost in excess of market value and product age. Our analysis may take into consideration historical usage, expected demand over the next 12 months, anticipated sales price, new product development schedules, the effect new products might have on the sales of existing products, product age, customer design activity, customer concentration and other factors. Our forecasts for our inventory may differ from actual inventory use.

We reduce the value of our inventory by analyzing on-hand quantities and open purchase orders which are in excess of demand equal to the cost of inventory that exceeds expected demand for the next 12 months. We make judgments in establishing these reserves and do not establish reserves if we believe we can sell the excess inventory. If market conditions are less favorable than those we estimate, we may be required to write down inventory. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional write downs to cover the even lower estimated sales price. Once written down, we do not reverse inventory provisions until the associated inventory has been sold or physically scrapped.

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $12.1 million, net of allowance for doubtful accounts of $112,000 as of July 29, 2007.

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of SFAS No. 123(R). We estimate the fair value of stock options using the Black-Scholes model, consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment.” Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the Black-Scholes model is based primarily on detailed historical data about employees’ exercise behavior and vesting schedules. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that have been granted and forfeited prior to vesting. Stock-based compensation is amortized on a straight-line basis and allocated to cost of revenues, research and development and selling, general and administrative expenses in the accompanying consolidated statements of operations based on the related employee’s function.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities that would result in tax benefits being recognized in the period when we determine that liabilities are not longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of July 29, 2007 and April 29, 2007, our net deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and currently nondeductible reserves and accruals, were valued at $6.3 million and $6.8 million, respectively. Our valuation allowance was zero as we have concluded that it is more likely than not that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We adopted the provisions of FIN 48 effective April 30, 2007, resulting in a decrease in income tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007. Consistent with the provision of FIN 48, we reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable. See Note 7 to the accompanying unaudited condensed consolidated financial statements for further discussion.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended,
	July 29, 2007	July 30, 2006

Net revenues	100.0%	100.0%
Cost of revenues	63.8	67.8
Gross profit	36.2	32.2
Operating expenses:
Research and development	10.6	12.4
Selling, general and administrative	21.8	25.8
Income (loss) from operations	3.8	(6.0)
Interest income and other, net	2.2	2.1
Income (loss) before income taxes	6.0	(3.9)
Income tax provision (benefit)	2.4	(2.2)
Net income (loss)	3.6%	(1.7)%

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended,
	July 29, 2007		July 30, 2006
EEPROM	$16,418	82.7%	$12,801	84.0%
Flash	780	3.9	999	6.6
Analog/mixed-signal	2,658	13.4	1,425	9.4
Net revenues	$19,856	100.0%	$15,225	100.0%

Comparison of the Three Months Ended July 29, 2007 and July 30, 2006

Net Revenues. Our net revenues increased approximately $4.7 million, or 30.4%, to $19.9 million for the three months ended July 29, 2007 from $15.2 million for the three months ended July 30, 2006. Unit volume increased by 48% from 110.6 million units to 163.7 million units for the three months ended July 29, 2007. Our blended unit average selling prices decreased  by 12% from $0.138 to $0.121 per unit for the respective periods.

In terms of product mix, our net revenues for EEPROM increased by approximately $3.6 million, or 28.2%, to $16.4 million and represented 82.7% of our total net revenues for the three months ended July 29, 2007. The increase was due to higher demand for our EEPROM products. Unit volume increased by 44% to 148 million units.

Our analog/mixed-signal products, which have higher gross margins, increased by approximately $1.2 million or 86.5% to $2.7 million, and represented 13.4% of our total net revenues for the three months ended July 29, 2007. The growth was primarily due to increased demand for our LED driver products. Unit volume increased by 110% to 15 million units.

Net revenues for flash memory products, which are a legacy business, decreased by $219,000, or 21.9%, to $780,000 and represented 3.9% of our total net revenues for the three months ended July 29, 2007. Unit volume decreased by 21% to approximately 274,000 units.

Sales to customers outside the United States represented approximately 91.8% of net revenues for the three months ended July 29, 2007 as compared to 87.4% of net revenues for the three months ended July 30, 2006.

Gross Profit. Gross profit increased $2.3 million, or 46.5%, to $7.2 million for the three months ended July 29, 2007 from $4.9 million for the three months ended July 30, 2006. On a percentage basis, gross margins increased from 32.2% for the three months ended July 30, 2006 to 36.2% for the three months ended July 29, 2007.

The increase in gross profit was mainly due to the growth in sales of higher margin analog/mixed signal products. As was mentioned above, our analog/mixed signal revenues increased from $1.2 million for the three months ended July 30, 2006 to $2.7 million for the three month period ended July 29, 2007. Additionally, we experienced lower product cost as a result of manufacturing efficiencies gained from our transition to .35 micron technology in the previous fiscal year. The increase in gross profit was partially offset by a net charge related to the write-off of inventories of $183,000 in the three month period ended July 29, 2007, compared to a net charge of $141,000 for the three months ended July 30, 2006.

Research and Development. Research and development expense increased approximately $214,000, or 11.4%, to $2.1 million for the three months ended July 29, 2007 from $1.9 million for the three months ended July 30, 2006. As a percentage of net revenues, research and development expense was 10.6% and 12.4% for the three months ended July 29, 2007 and July 30, 2006, respectively. The increase for the three month period ended July 29, 2007 was primarily attributable to an increase in salary and benefits to existing employees, offset in part by a reduction in stock-based compensation expense.

Selling, General and Administrative. Selling, general and administrative expense increased $405,000, or 10.3%, to $4.3 million for the three months ended July 29, 2007 from $3.9 million for the three months ended July 30, 2006. As a percentage of net revenues, selling, general and administrative expense was 21.8% and 25.8% for the three months ended July 29, 2007 and July 30, 2006, respectively. The increase was primarily attributable to an increase in salary and benefits of $122,000, an increase in sales commissions of $180,000 and an increase in professional service fees of $73,000.

Interest Income and Other, net. We earned interest and other income, net, of $429,000 for the three months ended July 29, 2007, as compared to interest and other income, net, of $319,000 for the three months ended July 30, 2006. The increase in interest income and other, net, was primarily attributable to a higher rate of return and higher average balances on our cash, cash equivalents and short-term investments for the three months ended July 29, 2007. Our rate of return was approximately 5.0% for the three months ended July 29, 2007 compared to approximately 4.4% for the three months ended July 30, 2006. In addition, we had foreign exchange gains related to our operations in Thailand.

Income Tax Provision (Benefit). The provision for income taxes was $451,000, or 38.5% of net income before taxes, for the three months ended July 29, 2007. The benefit from income taxes was $339,000, or 56.7% of net loss before taxes, for the three months ended July 30, 2006. The lower effective income tax rate for the three months ended July 29, 2007 was due to the decline in the amount of non-deductible stock compensation charges associated with incentive stock options compared to the three months ended July 30, 2006. The projected fiscal 2008 effective tax rate for the three months ended July 29, 2007 is higher than the statutory rate of 34% primarily due to nondeductible stock compensation expense.

Liquidity and Capital Resources

At July 29, 2007, we had cash, cash equivalents and short-term investments of $29.9 million as compared to $28.7 million at April 29, 2007. We invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government debt securities, the majority of which have maturities of less than one year. They are highly liquid and can be converted to cash at any time.

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

	Three Months Ended,
	July 29, 2007	July 30, 2006

Net cash provided by (used in) operating activities	$1,492	$(1,859)
Net cash proceeds from sales and (used) by purchases of short-term investments	4,557	7,628
Acquisition of property and equipment	(358)	(996)
Treasury stock purchases	$(98)	$—

Net Cash from Operating Activities

In the three months ended July 29, 2007, we generated cash from operating activities of $1.5 million, which was primarily due to net income of $720,000, adjusted for non-cash items such as depreciation and amortization of $514,000, stock-based compensation of $451,000 and a net increase in inventory reserves of $183,000. Additionally, our working capital during the period decreased by $949,000, net, primarily due to the increase in accounts receivable resulting from a higher level of net revenues.

In the three months ended July 30, 2006, we used cash in operating activities of $1.9 million, which was primarily due to net losses of $259,000, adjusted for non-cash items such as depreciation and amortization of $462,000, stock-based compensation of $608,000 and a net increase in inventory reserves of $141,000. Additionally, our working capital decreased by $2.8 million, net, due to increased inventories as a result of higher expected shipment volumes in future periods, as well as increased accounts receivable from higher sales during the period.

Net Cash from Investing Activities

In the three months ended July 29, 2007, investing activities provided $4.2 million, primarily related to proceeds from the sales and maturities of our short-term investments of $6.7 million, which were offset in part by purchases of short-term investments of $2.2 million. We had capital expenditures of $358,000, related primarily to computer hardware, masks and engineering test equipment.

In the three months ended July 30, 2006, investing activities provided $6.6 million, primarily related to proceeds from the sales and maturities of our short-term investments of $13.7 million and purchases of short-term investments of $6.0 million. We had capital expenditures of $996,000, mostly for refurbishments to our then newly acquired headquarters building, as well as for production mask sets and equipment.

Net Cash from Financing Activities

In the three months ended July 29, 2007, cash provided by financing activities was $106,000, consisting of $204,000 in proceeds from the sale of common stock through the exercise of stock options, offset in part by approximately $98,000 for repurchases of an aggregate of 22,800 shares of our common stock on the open market as part of our stock repurchase program.

In the three months ended July 30, 2006, we did not repurchase any shares of our common stock on the open market and there were no sales of common stock through the exercise of stock options.

Common Stock Repurchase Plan

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In subsequent periods, our board of directors amended the program and authorized purchases up to an aggregate of 3.5 million shares of our common stock. Upon reaching the maximum number of shares authorized under this program, our board of directors authorized a new stock repurchase program in September 2005 to repurchase up to 1.0 million shares of its common stock. In subsequent periods, our board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares of our common stock. The purpose of these share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans. The following table summarizes the activity of the open market repurchase program for the stated periods:

	Three Months Ended,
	July 29, 2007	July 30, 2006

Shares repurchased in open market	22,800	—
Total cost of shares	$98,643	$—
Average cost per share	$4.33	$—

Through July 29, 2007 (excluding repurchases of shares from Elex N.V.) we have repurchased 4,736,814 shares of our common stock under the board of directors’ authorized repurchase plans at a total cost of $19,273,841 or an average cost of $4.07 per share. As of July 29, 2007, 763,000 of authorized shares remained available for repurchase.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of July 29, 2007 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual cash obligations
Operating leases (1)	$1,724	$341	$1,065	$318	$—
Wafer purchases	6,793	6,793	—	—	—
Other purchase commitments	687	687	—	—	—
Total contractual cash obligations	$9,204	$7,821	$1,065	$318	$—

(1)             In July 2006, our primary facility lease in Sunnyvale, California expired and in August 2006 we moved into a building we purchased and refurbished in Santa Clara, California.

Our deferred income taxes have been excluded from the table above because the related future cash outflows are uncertain. As discussed in Note 7 - Income Taxes, we adopted the provisions of FIN 48 on April 30, 2007. At July 29, 2007, we had approximately $1.1 million of gross unrecognized tax benefits that may be subject to examination by applicable tax authorities. Given the number of years remaining subject to potential examination, we are unable to estimate the range of possible adjustments to the balance of unrecognized tax benefits.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of July 29, 2007, we were not involved in any SPE transactions.

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

Effects of Transactions with Related Parties

Elex N.V.

We purchase wafers fabricated at X-FAB Texas, Inc. (“X-FAB”) a wholly owned subsidiary of Elex N.V. (“Elex”), a Belgian holding company. Roland Duchâtelet, the Chairman and Chief Executive Officer of Elex, serves as a member of our board of directors. Elex initially became a related party in 1998 through the purchase of 5.5 million restricted shares of our common stock. The wafers provided by X-FAB include most of our analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries we utilize. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB.

During the three months ended July 29, 2007 and July 30, 2006, we purchased $344,000 and $329,000 of wafers, respectively, from X-FAB. As of July 29, 2007 and April 29, 2007, the total amount we owed X-FAB was $179,000 and $68,000, respectively. The terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Elex held approximately 4.8% of our outstanding shares of common stock as of July 29, 2007.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of implementing this pronouncement.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of July 29, 2007, our management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the high-technology and semiconductor industry and are the same or similar to those disclosed in our previous Securities and Exchange Commission (“SEC”) filings. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.  The following lists some, but not all, of the risks and uncertainties which may have a material and adverse effect on our business, financial condition or results of operations. The risks and uncertainties set out below are not the only risks and uncertainties we face.

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

•                  increases in expenses associated with new product introductions and promotions, process changes and/or expansion of our sales channels and audit fees to comply with new accounting regulations;

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

•                  the increased volatility of our effective tax rate as a consequence of our adoption of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”; and

•                  general economic conditions.

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

Analog/mixed-signal products accounted for 13.4% and 9.4% of net revenues for the three months ended July 29, 2007 and July 30, 2006, respectively. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times and a sales force that is still gaining experience selling these products. We continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our analog/mixed-signal products will be accepted by many of our current customers and additional new customers. Competition is intense and our ability to compete is impacted by our relatively limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. Many customers favor a vendor that offers a broad range of products. If we are unable to realize more revenues from these products, our net revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

It is our policy to fully write down all inventories that we do not expect to sell in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products. For example, we recorded inventory write down charges of $279,000 and $225,000 for the three months ended July 29, 2007 and July 30, 2006, respectively, which were partially offset by benefits of $96,000 and $84,000, respectively, relating to products that were written off in prior periods and sold during these periods. Additionally, in the fourth quarter of fiscal 2007, we wrote down approximately $724,000 worth of inventory related to our product conversion from .80 micron to .35 micron technology and our transition to environmentally preferred lead-free products. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For the three months ended July 29, 2007 and July 30, 2006, Avnet, Inc. represented 10.6% and 10.0%, respectively, of our net revenues.

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

For the three months ended July 29, 2007 and July 30, 2006, sales outside the United States accounted for approximately 91.8% and 87.4% of our net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

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

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world and a substantial portion of our taxable income historically has been generated in these jurisdictions. Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates. If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected. While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful. In addition, many of these strategies will require a period of time to implement. Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected. In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for us on April 30, 2007. The cumulative effect of the change in accounting principle, which was immaterial, was recorded as an adjustment to beginning retained earnings.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

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

Our ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel. In May 2007, our Chief Financial Officer resigned. In August 2007, we appointed David Eichler as our Chief Financial Officer and Vice President of Finance and Administration. Competition for personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain or attract other highly qualified personnel. In addition, there has been increased competition in Romania, making it more difficult to hire and retain qualified engineers at our design center. We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our stockholders. Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain highly qualified personnel.

Our low-density flash memory products may become obsolete.

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 3.9% and 6.6 % of our net revenues for the three months ended July 29, 2007 and July 30, 2006, respectively. In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it. Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have 28 patents granted and 15 pending in the United States and intend to seek further United States and international patents on our technology. The expiration dates of our patents range from January 2008 to February 2026. We cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In subsequent periods, our board of directors amended the program and authorized purchases up to an aggregate of 3.5 million shares of our common stock. Upon reaching the maximum number of shares authorized under this program, our board of directors authorized a new stock repurchase program in September 2005 to repurchase up to 1.0 million shares of its common stock. In subsequent periods, our board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares of our common stock. The purpose of these share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans. As of July 29, 2007, 763,186 of authorized shares remained available for repurchase.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Purchased Under the Plan
April 30, 2007 - June 3, 2007	—	$—	—	785,986
June 4, 2007 - July 1, 2007	22,800	4.33	22,800	763,186
July 2, 2007 - July 29, 2007	—	—	—	763,186
Total	22,800	$4.33	22,800	763,186

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1(1)	Fiscal 2008 Bonus Plan
10.2(2)	Offer Letter with David Eichler dated August 7, 2007
10.3(3)	Severance Agreement dated as of September 10, 2007 between David Eichler and Registrant
10.4(4)	Severance Agreement dated as of September 10, 2007 between Scott Brown and Registrant
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)             Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2007 as Exhibit 10.91.

(2)             Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2007 as Exhibit 10.92.

(3)             Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2007 as Exhibit 10.101.

(4)             Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2007 as Exhibit 10.102.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2007	By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: September 12, 2007	By:	/s/ DAVID EICHLER
David Eichler
Vice President of Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1(1)	Fiscal 2008 Bonus Plan
10.2(2)	Offer Letter with David Eichler dated August 7, 2007
10.3(3)	Severance Agreement dated as of September 10, 2007 between David Eichler and Registrant
10.4(4)	Severance Agreement dated as of September 10, 2007 between Scott Brown and Registrant
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)             Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2007 as Exhibit 10.91.

(2)             Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2007 as Exhibit 10.92.

(3)             Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2007 as Exhibit 10.101.

(4)             Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2007 as Exhibit 10.102.