Form 10-Q
period 2007-10-28
CATALYST SEMICONDUCTOR INC
filed 2007-12-12
CIK 899636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007

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

The number of shares outstanding of the registrant’s common stock as of November 30, 2007 was 16,879,645 exclusive of 6,836,877 shares of treasury stock.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 28,	April 29,
	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$30,013	$16,626
Short-term investments	5,484	12,032
Accounts receivable, net	13,881	10,444
Inventories	8,730	11,137
Deferred tax assets	3,547	2,391
Other current assets	684	454
Total current assets	62,339	53,084
Property and equipment, net	11,320	11,700
Deferred tax assets	2,274	4,376
Other assets	211	52
Total assets	$76,144	$69,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,523	$6,622
Accounts payable — related parties	423	68
Accrued expenses	2,661	2,137
Deferred gross profit on shipments to distributors	2,041	2,130
Total current liabilities	13,648	10,957
Other non-current liabilities	159	—
Total liabilities	13,807	10,957

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 23,713 shares issued and 16,876 shares outstanding at October 28, 2007 and 23,131 shares issued and 16,317 shares outstanding at April 29, 2007	24	23
Additional paid-in-capital	75,331	72,834
Treasury stock, 6,837 shares at October 28, 2007 and 6,814 shares at April 29, 2007	(28,023)	(27,925)
Retained earnings	14,998	13,330
Accumulated other comprehensive income (loss)	7	(7)
Total stockholders’ equity	62,337	58,255
Total liabilities and stockholders’ equity	$76,144	$69,212

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006

Net revenues	$20,717	$16,310	$40,573	$31,535
Cost of revenues (A)	12,990	10,523	25,664	20,844
Gross profit	7,727	5,787	14,909	10,691

Operating expenses:
Research and development (A)	2,133	1,937	4,236	3,826
Selling, general and administrative (A)	4,286	3,828	8,623	7,760
Income (loss) from operations	1,308	22	2,050	(895)

Interest income and other, net	329	325	758	644
Income (loss) before income taxes	1,637	347	2,808	(251)
Income tax provision (benefit)	624	171	1,075	(168)
Net income (loss)	$1,013	$176	$1,733	$(83)

Net income (loss) per share:
Basic	$0.06	$0.01	$0.10	$(0.01)
Diluted	$0.06	$0.01	$0.10	$(0.01)

Weighted average common shares outstanding:
Basic	16,657	16,284	16,495	16,317
Diluted	18,150	17,118	17,770	16,317

(A)      Results for the three and six months ended October 28, 2007 and October 29, 2006 include stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Cost of revenues	$13	$13	$26	$25
Research and development	$132	$176	$252	$359
Sales, general and administrative	$271	$339	$589	$752

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	October 28, 2007	October 29, 2006

Cash flows from operating activities:
Net income (loss)	$1,733	$(83)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization on property and equipment	1,007	928
Stock-based compensation	867	1,136
Benefit from sale of inventory previously written down	(222)	(261)
Provision for excess and obsolete inventory	561	808
Loss on disposal of property and equipment	—	46
Deferred tax benefit	881	—
Excess tax benefits from stock based compensation	(135)	—
Tax benefit from equity incentive plans	171	—
Changes in assets and liabilities:
Accounts receivable	(3,437)	(1,755)
Inventories	2,068	(969)
Other assets	(389)	(98)
Accounts payable (including related parties)	2,256	(1,308)
Accrued expenses	524	(55)
Deferred gross profit on shipments to distributors	(88)	(239)
Other non-current liabilities	159	—
Net cash provided by (used in) operating activities	5,956	(1,850)

Cash flows from investing activities:
Purchases of short-term investments	(2,798)	(12,825)
Proceeds from sales and maturities of short-term investments	9,361	19,393
Acquisitions of property and equipment	(628)	(2,897)
Net cash provided by investing activities	5,935	3,671

Cash flows from financing activities:
Common stock issuances from exercises of options	1,459	8
Excess tax benefits from stock based compensation	135	—
Treasury stock purchases	(98)	(417)
Net cash provided by (used in) financing activities	1,496	(409)

Net increase in cash and cash equivalents	13,387	1,412
Cash and cash equivalents at beginning of the period	16,626	7,730
Cash and cash equivalents at end of the period	$30,013	$9,142

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

In the opinion of the management of the Company, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the Company’s April 29, 2007 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

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

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers and has test and assembly activities in Asia and supports sales and marketing activities in various countries outside of the United States. Research and development costs in Romania are paid in Romanian leu. Sales and marketing activities in Japan are paid in Japanese yen. Foreign currency transaction gains and losses, from remeasuring local currency to the U.S. dollar, are included in determining net income (loss) for the period. Foreign exchange gains and losses were not material for the periods presented.

Revenue Recognition

The Company generally recognizes revenues as products are shipped if evidence of a sales arrangement exists, the customer has taken title to the products, services, if any, have been rendered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

The Company markets and sells its products through its direct sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Revenues are recognized upon transfer of title to OEMs and resellers who have no, or limited, product return rights and no price protection rights. Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues. The Company also sells products to certain distributors under agreements that provide for product return and price protection rights. These agreements generally permit the distributor to return up to 10% by value of the total products they purchased from the Company every six months, in exchange for credit on a replacement order of the same value. As a result, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer, at which time the sales price becomes fixed. Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to its end-customers.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. Inventory writedown or provisions once established are not reversed until the related inventory has been sold or physically scrapped. Purchases of inventory from three of the Company’s vendors represented 69.8% and 79.6% of total purchases of inventory for the three months ended October 28, 2007 and October 29, 2006, respectively. Purchases of inventory from three of the Company’s vendors represented 73.3% and 79.2% of total purchases of inventory for the six months ended October 28, 2007 and October 29, 2006, respectively.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its condensed consolidated statements of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its condensed consolidated statements of operations. Such outbound freight costs aggregated to $184,000 and $151,000 for the three months ended October 28, 2007 and October 29, 2006, respectively, and $408,000 and $319,000 for the six months ended October 28, 2007 and October 29, 2006, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, office equipment and engineering/test equipment are depreciated over five years with the exception of production mask sets which are depreciated over two years. Computer hardware is depreciated over three years. Computer software is depreciated over three or five years. Buildings are generally depreciated over 30 years. Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

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

The Company has not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $351,000 of undistributed earnings for certain non-U.S. subsidiaries as of October 28, 2007. The Company intends to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of the Company’s subsidiaries in Japan, Romania and Thailand. The calculation of the taxes that would be payable on these undistributed earnings is impracticable at present.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are maintained with high quality financial institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived from sales to customers located principally in North America, Europe, Japan and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

As of October 28, 2007, one customer accounted for 9.7% of gross accounts receivable. As of April 29, 2007, one customer accounted for approximately 15.0% of gross accounts receivable.

For the three months ended October 28, 2007 and October 29, 2006, Avnet, Inc., an international distributor, represented 8.5% and 11.2% of the Company’s net revenues, respectively. For the six months ended October 28, 2007 and October 29, 2006, Avnet represented 9.5% and 10.7% of the Company’s net revenues, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes model”), and is recognized as expense over the requisite services period of the award. Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock. See Note 4–Stock-Based Compensation for further discussion.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 15, 2007, the FASB granted a one year deferral for non-financial assets and liabilities to comply with SFAS No. 157. However, the effective date for financial assets remains intact. The Company evaluated the impact of adopting this standard and concluded that the effect of implementation on the Company’s financial position, results of operations and liquidity is not considered material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company evaluated the impact of adopting this standard and concluded that the effect of implementation on the Company’s financial position, results of operations and liquidity is not considered material.

On December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

On December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

Note 3—Adoption of New Accounting Standard

For the quarter ended July 29, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and related guidance. See Note 7—Income Taxes for further discussion.

Note 4—Stock-Based Compensation

The Company measures employee stock-based compensation cost using the provisions of SFAS No. 123(R). Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period using the straight-line attribution method.

The effect of recording stock-based compensation for the three and six months ended October 28, 2007 and October 29, 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Stock-based compensation expense:
Employee stock options	$351	$528	$742	$1,136
Restricted stock	65	—	125	—

Tax effect of stock-based compensation	(94)	(60)	(194)	(141)
Net stock-based compensation expense	$322	$468	$673	$995

During the three months ended October 28, 2007, the Company granted approximately 500,000 stock options with an estimated total grant date fair value of $600,000 and a weighted average grant date fair value of $1.20 per share and during the three months ended October 29, 2006, the Company granted approximately 496,000 stock options with an estimated total grant date fair value of $497,000 and a weighted average grant date fair value of $1.00 per share.

During the six months ended October 28, 2007, the Company granted approximately 628,000 stock options with an estimated total grant date fair value of $748,000 and a weighted average grant date fair value of $1.19 per share and during the six months ended October 29, 2006, the Company granted approximately 615,000 stock options with an estimated total grant date fair value of $696,000 and a weighted average grant date fair value of $1.13 per share.

As of October 28, 2007, the aggregate amount of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options was $2.9 million, which the Company will recognize over an estimated weighted average amortization period of 2.5 years.

As of October 28, 2007, the aggregate amount of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock was $432,000, which the Company will recognize over an estimated weighted average amortization period of 1.9 years.

Stock-based compensation expense capitalized in inventory at October 28, 2007 and April 29, 2007 was immaterial.

Valuation Assumptions

During the three months ended October 28, 2007 and October 29, 2006, the Company utilized the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under stock option plans. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of each option was determined by analyzing historical exercise and post-vest forfeiture patterns. The risk-free interest rate was determined using the rates for United States Treasury notes for similar terms. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock.

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

The Company’s 2003 Stock Incentive Plan (“SIP”), 2003 Director Stock Option Plan (“DSOP”) and 1998 Special Equity Incentive Plan (“SEIP”) that were outlined in the Company’s Form 10-K for the year ended April 29, 2007 did not change during the three months ended October 28, 2007. The Company also has a common stock repurchase program that is described below.

A summary of stock option activity under the SIP, the DSOP and the SEIP is as follows (in thousands, except per share amounts):

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, April 29, 2007	1,230	5,385	$3.37	7.0	$4,248
Granted	(628)	628	4.14
Exercised	—	(582)	2.51
Cancelled	168	(168)	3.68
Expired	56	(56)	4.62
Balances, October 28, 2007	826	5,205	$3.53	6.9	$13,613
Options exercisable at October 28, 2007		2,995	$3.33	5.5	$8,506

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options, based on the $6.12 closing stock price of the Company’s common stock on the NASDAQ Global Market at October 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. As of October 28, 2007, the total number of in-the-money options outstanding was 5,024,000, of which 2,819,000 were exercisable.

The Company settles employee stock option exercises with newly issued shares of common stock. The Company does not have any equity instruments outstanding other than the options and restricted stock awards described above as of October 28, 2007.

2001 Common Stock Repurchase Program

In September 2001, the Company’s board of directors authorized a program for the open market repurchase of up to 1.5 million shares of its common stock. In subsequent periods, the board of directors amended the program and authorized the purchase up to an aggregate of 3.5 million shares. Upon reaching the maximum number of shares authorized under this program, the board of directors authorized a new stock repurchase program in September 2005. Under the new repurchase program, the Company may repurchase up to 1.0 million shares of its common stock. In subsequent periods, the Company’s board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares of the Company’s common stock. The purpose of these share repurchase programs are to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock. There were no shares repurchased during the three months ended October 28, 2007 and October 29, 2006. As of October 28, 2007, 763,000 of authorized shares remained available for repurchase. The Company accounts for treasury stock using the cost method.

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

	Three Months Ended
	October 28, 2007			October 29, 2006
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$1,013	16,657	$0.06	$176	16,284	$0.01
Effect of stock options	—	1,493	—	—	834	—
Diluted	$1,013	18,150	$0.06	$176	17,118	$0.01

Options to purchase 605,000 shares of common stock with an exercise price and net proceeds in excess of $5.83 per share outstanding during the three months ended October 28, 2007 were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 2,185,000 shares of common stock with an exercise price and net proceeds in excess of $5.91 per share outstanding during the three months ended October 29, 2006 were not included in the computation of diluted income per share because they were anti-dilutive.

A reconciliation of the basic and diluted per share computations was as follows (in thousands, except per share data):

	Six Months Ended
	October 28, 2007			October 29, 2006
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic	$1,733	16,495	$0.10	$(83)	16,317	$(0.01)
Effect of stock options	—	1,275	—	—	—	—
Diluted	$1,733	17,770	$0.10	$(83)	16,317	$(0.01)

Options outstanding during the six months ended October 29, 2006 were excluded in the computation of net loss per share because such options were anti-dilutive due to the net loss incurred during the period.

Note 6—Balance Sheet Components

	October 28, 2007	April 29, 2007
	(in thousands)
Accounts receivable:
Accounts receivable	$13,993	$10,552
Less: Allowance for doubtful accounts	(112)	(108)
	$13,881	$10,444

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three or six months ended October 28, 2007 and October 29, 2006, respectively.

	October 28, 2007	April 29, 2007
	(in thousands)
Inventories:
Work-in-process	$6,402	$8,743
Finished goods	2,328	2,394
	$8,730	$11,137

Property and equipment, net:
Land	$2,525	$2,525
Buildings and improvements	5,481	5,470
Engineering and test equipment	12,002	11,801
Computer software	1,824	1,803
Computer hardware	762	712
Leasehold improvements	46	46
Furniture and office equipment	720	718
Vehicles	117	68
	23,477	23,143
Less: accumulated depreciation and amortization	(12,157)	(11,443)
	$11,320	$11,700

Accrued expenses:
Accrued employee compensation	$1,622	$1,026
Other	1,039	1,111
	$2,661	$2,137

Note 7—Income Taxes

The provision for income taxes was $624,000, or 38.1% of income before taxes, for the three months ended October 28, 2007. The provision for income taxes was $171,000, or 49.3% of income before taxes, for the three months ended October 29, 2006. The lower effective income tax rate for the three months ended October 28, 2007 was due to a decline in the amount of non-deductible stock compensation charges associated with incentive stock options compared to the three months ended October 29, 2006. The projected fiscal 2008 effective tax rate for the three months ended October 28, 2007 is higher than the statutory rate of 34% primarily due to nondeductible stock compensation expense.

The provision for income taxes was $1.1 million, or 38.3% of income before taxes, for the six months ended October 28, 2007. The benefit from income taxes was $168,000, or 66.9% of loss before taxes, for the six months ended October 29, 2006. The change in effective tax rate for the six months ended October 28, 2007 is attributable to the increase in income before taxes and a decline in the amount of non-deductible stock compensation charges associated with incentive stock options compared to the six months ended October 29, 2006.

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

As a result of adoption, the Company recognized a decrease in deferred income tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007. As of the adoption date, the Company had gross unrecognized tax benefits of approximately $1.1 million and accrued interest expense of $6,000. As of October 28, 2007, the Company had gross unrecognized tax benefits of approximately $1.2 million and accrued interest expense of $6,000. Consistent with the provision of FIN 48, in the first fiscal quarter of 2008 the Company reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable.

If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would generate tax benefits to be recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the final assessment, a future charge to expense would be recorded in the period in which the assessment is determined. Although timing of the resolution and/or closure on audits is highly uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before fiscal 2004, other than for carryforwards of research and development tax credits and net operating losses generated in fiscal 1998, 1999 and 2002.

Note 8—Segment Reporting

The Company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
EEPROM	$16,250	$13,771	$32,668	$26,572
Flash	693	1,243	1,473	2,242
Analog/mixed-signal	3,774	1,296	6,432	2,721
Total net revenues	$20,717	$16,310	$40,573	$31,535

Net revenues by geography were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
United States	$1,420	$1,228	$3,042	$3,149
Hong Kong/China	5,574	3,397	10,069	6,216
Japan	1,468	1,925	3,205	3,967
Europe	2,329	2,019	4,136	3,698
South Korea	2,432	1,954	6,094	3,503
Taiwan	3,928	1,934	6,717	4,057
Singapore	2,817	2,830	5,864	5,646
Other Far East	639	218	1,167	415
Other Americas	110	805	279	884
Total net revenues	$20,717	$16,310	$40,573	$31,535

For the three months ended October 28, 2007 and October 29, 2006, Avnet, Inc. represented 8.5% and 11.2% of the Company’s net revenues, respectively. For the six months ended October 28, 2007 and October 29, 2006, Avnet represented 9.5% and 10.7% of the Company’s net revenues, respectively.

Property and equipment, net, geographical breakdown was as follows (in thousands):

	October 28, 2007	April 29, 2007

United States	$7,642	$7,933
Thailand	985	922
Romania	2,120	2,176
Japan	430	524
Other	143	145
Total property and equipment, net	$11,320	$11,700

Note 9—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at October 28, 2007 and April 29, 2007 for which goods and services had not been received were approximately $9.9 million and $5.9 million, respectively.

Litigation and Other Claims

In the normal course of business, the Company may receive notification of threats of legal action in relation to claims of patent infringement by the Company. Currently there are no active actions.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty cost was not material for the three and six months ended October 28, 2007 and October 29, 2006.

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

During the six months ended October 28, 2007 and October 29, 2006, the Company purchased $1.0 million and $682,000 of wafers, respectively, from X-FAB. As of October 28, 2007 and April 29, 2007, the total amount due X-FAB was $423,000 and $68,000, respectively.

As of October 28, 2007, Elex held approximately 4.6% of the outstanding shares of common stock of the Company.

Note 11—Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Reported net income (loss)	$1,013	$176	$1,733	$(83)
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of related tax	11	12	14	29
Total comprehensive income (loss)	$1,024	$188	$1,747	$(54)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in Part II. Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements include, but are not limited to: the statements relating to demand for and supply of our company’s products; the statements relating to downward pricing trends and average selling prices; the statements relating to reduction of expenses related to our Thailand subsidiary; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In addition, historical information should not be considered an indicator of future performance. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power. Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets. In the year ended April 29, 2007, we experienced an increase in total unit volume sold to end customers, driven by strong demand particularly for our EEPROM and analog/mixed-signal products. This continued in the six months ended October 28, 2007. In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

We have leveraged our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution. We have strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Santa Clara, California headquarters. In fiscal 2006, we purchased a building in Santa Clara, California that houses our principal offices and our principal wafer test operations, which were previously located in Sunnyvale, California. The move provides employees with modern facilities and makes efficient use of space while reducing our occupancy costs. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed-signal products. In fiscal 2007, we formed a subsidiary in Thailand that will perform a portion of the inventory management and processing functions that are currently subcontracted to Trio-Tech. This is expected to reduce our manufacturing and tax expense and improve our control over the personnel and assets located in Thailand.

Sales of our analog/mixed-signal products continued to trend upwards, reaching 15.9% of net revenues for the six months ended October 28, 2007 as compared to 8.6% of net revenues for the same period in the prior year. We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

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

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Indirect sales represented 59.0% and 58.3% of net revenues for the six months ended October 28, 2007 and October 29, 2006, respectively. Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and consists of more than 3,000 end customers. We have approximately 51 distributors and resellers.

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For the six months ended October 28, 2007 and October 29, 2006, Avnet, Inc. represented 9.5% and 10.7% of our net revenues, respectively.

Our sales are initiated by purchase orders received from our customers and are typically shipped within a few weeks of receiving the order. Cancellations of customer orders and distributor price protection, both of which are standard semiconductor industry practices, could result in the loss of future net revenues without allowing us sufficient time to reduce our inventory and operating expenses.

Sales to customers outside the United States comprised 92.5% and 90.0% of our net revenues for the six months ended October 28, 2007 and October 29, 2006, respectively. All sales of our products are denominated in U.S. dollars.

Description of Operating Accounts

Net Revenues. Net revenues consist of product sales, net of returns and allowances and any recoveries from sales of previously written down inventories.

Cost of Revenues. Cost of revenues consists primarily of costs of manufacturing, assembly and testing of our products, compensation (including stock-based compensation) and associated costs related to manufacturing support, inbound freight shipments and quality assurance personnel, as well as provision for excess and obsolete inventories. It also can include, on occasion, adjustments to inventory valuations based on demand and average selling prices expected in future periods.

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

Selling, General and Administrative. Selling, general and administrative expense consists primarily of compensation (including stock-based compensation) and associated costs for sales, marketing and administrative personnel, commissions, promotional activities, bad debt expense, outbound freight shipments, professional fees including audit and costs associated with Sarbanes-Oxley compliance, and director and officer insurance.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenues, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, accounts receivable and allowance for doubtful accounts, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and apply them on a consistent basis. We believe that such consistent application results in condensed consolidated financial statements and accompanying notes that fairly state our financial condition, operating results and cash flows for all periods presented. However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows. Other than the adoption of FIN 48, there have been no significant changes to our critical accounting policies and estimates since April 29, 2007.

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

We sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. We recognize revenues upon delivery to OEM customers and resellers who have no, or limited, product return rights and no price protection rights. We deem that delivery occurs when legal title and the risk of loss transfers to the customer. Delivery is generally defined by the customers’ shipping terms, as stated in the related purchase order. If the customers’ purchase orders do not define the shipping terms, the shipping terms will be Ex-Works as defined in our invoice. We record an estimated allowance for returns from OEM customers and resellers, based on a percentage of our revenues. This estimate is based on historical averages and management’s estimate of future trends.

We sell products to certain distributors under agreements that provide for product return and price protection rights. These agreements generally permit the distributor to return up to 10% by value of the total products that the distributor has purchased from us every six months, in exchange for credit on a replacement order of the same value. We defer recognition of revenues until the time the distributor resells the product to an end-customer, at which time the sales price becomes fixed. On a monthly basis, we receive point of sales and ending inventory information from each distributor. Using this information, we determine the amount of revenues to recognize. For distributors who have product return rights, we also record an inventory reserve to address the cost of products we anticipate that we will not be able to resell after their return by the distributors. For distributors who have price protection rights, distributors may take the associated credits immediately and in general, we process the credits one or two months after the credit is earned by the distributor. We record a reserve to cover the estimated liability of those unprocessed credits.

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

We reduce the value of our inventory by analyzing on-hand quantities and open purchase orders which are in excess of demand equal to the cost of inventory that exceeds expected demand for the next 12 months. We make judgments in establishing these provisions and do not establish provisions if we believe we can sell the excess inventory. If market conditions are less favorable than those we estimate, we may be required to write down inventory. If we overestimate the future selling prices, we will incur additional losses when the inventory is sold for a lower price or when we establish additional write downs to cover the even lower estimated sales price. Once written down, we do not reverse inventory provisions until the associated inventory has been sold or physically scrapped.

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $13.9 million, net of allowance for doubtful accounts of $112,000 as of October 28, 2007.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities that would result in tax benefits being recognized in the period when we determine that liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of October 28, 2007 and April 29, 2007, our net deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and currently nondeductible reserves and accruals, were valued at $5.8 million and $6.8 million, respectively. Our valuation allowance was zero as we have concluded that it is more likely than not that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We adopted the provisions of FIN 48 effective April 30, 2007, resulting in a decrease in income tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007. Consistent with the provision of FIN 48, in the first fiscal quarter of 2008 we reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable. See Note 7 to the accompanying unaudited condensed consolidated financial statements for further discussion.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.7	64.5	63.3	66.1
Gross profit	37.3	35.5	36.7	33.9
Operating expenses:
Research and development	10.3	11.9	10.4	12.1
Selling, general and administrative	20.7	23.5	21.3	24.6
Income (loss) from operations	6.3	0.1	5.0	(2.8)
Interest income and other, net	1.6	2.0	1.9	2.0
Income (loss) before income taxes	7.9	2.1	6.9	(0.8)
Income tax provision (benefit)	3.0	1.0	2.6	(0.5)
Net income (loss)	4.9%	1.1%	4.3%	(0.3)%

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended				Six Months Ended
	October 28, 2007		October 29, 2006		October 28, 2007		October 29, 2006
EEPROM	$16,250	78.4%	$13,771	84.4%	$32,668	80.5%	$26,572	84.3%
Flash	693	3.3	1,243	7.6	1,473	3.6	2,242	7.1
Analog/mixed-signal	3,774	18.2	1,296	7.9	6,432	15.9	2,721	8.6
Net revenues	$20,717	100.0%	$16,310	100.0%	$40,573	100.0%	$31,535	100.0%

Comparison of the Three Months Ended October 28, 2007 and October 29, 2006

Net Revenues. Our net revenues increased approximately $4.4 million, or 27.0%, to $20.7 million for the three months ended October 28, 2007 from $16.3 million for the three months ended October 29, 2006. Unit volume increased by 45% from 122.0 million units to 176.9 million units for the three months ended October 28, 2007. Our blended unit average selling prices decreased by 13% from $0.134 to $0.117 per unit for the respective periods.

In terms of product mix, our net revenues for EEPROM increased by approximately $2.5 million, or 18.0%, to $16.3 million and represented 78.4% of our total net revenues for the three months ended October 28, 2007. The growth was due to higher demand for our EEPROM products due to increased acceptance of our current product offerings. Unit volume increased by 37% to 155 million units.

Our analog/mixed-signal products, which have higher gross margins, increased by approximately $2.5 million or 191.2% to $3.8 million, and represented 18.2% of our total net revenues for the three months ended October 28, 2007. The growth was primarily due to increased demand for our LED driver products. Unit volume increased by 159% to 22 million units.

Net revenues for our line of flash memory products, which are a legacy business with declining industry utilization, decreased by $550,000, or 44.2%, to $693,000 and represented 3.3% of our total net revenues for the three months ended October 28, 2007. Unit volume decreased by 44% to approximately 229,000 units.

Our customers’ and end-users’ overseas activities continued to expand. Sales to customers outside the United States represented approximately 93.2% of net revenues for the three months ended October 28, 2007 as compared to 92.5% of net revenues for the three months ended October 29, 2006.

Gross Profit. Gross profit increased $1.9 million, or 33.5%, to $7.7 million for the three months ended October 28, 2007 from $5.8 million for the three months ended October 29, 2006. On a percentage basis, gross margins increased from 35.5% for the three months ended October 29, 2006 to 37.3% for the three months ended October 28, 2007.

The increase in gross profit was mainly due to the overall growth in sales, specifically of higher margin analog/mixed signal products. Additionally, we reduced our back-end manufacturing costs and experienced lower inventory write downs of excess and old date code material compared to the same period in the prior year.

Research and Development. Research and development expense increased approximately $196,000, or 10.1%, to $2.1 million for the three months ended October 28, 2007 from $1.9 million for the three months ended October 29, 2006. As a percentage of net revenues, research and development expense was 10.3% and 11.9% for the three months ended October 28, 2007 and October 29, 2006, respectively. The increase for the three month period ended October 28, 2007 was primarily attributable to an increase in compensation and related benefit costs to existing employees of $208,000, and higher assembly costs of $36,000 related to new product development. The increase was partially offset by a $44,000 reduction in stock-based compensation expense.

Selling, General and Administrative. Selling, general and administrative expense increased $458,000, or 12.0%, to $4.3 million for the three months ended October 28, 2007 from $3.8 million for the three months ended October 29, 2006. As a percentage of net revenues, selling, general and administrative expense was 20.7% and 23.5% for the three months ended October 28, 2007 and October 29, 2006, respectively. The increase was attributable to a rise in compensation and related benefit costs of $243,000, an increase in sales commissions and freight expense of $162,000 related to higher revenues, and an increase in professional service fees of $243,000. The increase in these expenses was offset by reductions of $69,000 in stock-based compensation and $127,000 in reduced facilities costs related to the relocation of our headquarters offices in August 2006.

Interest Income and Other, net. We earned interest and other income, net, of $329,000 for the three months ended October 28, 2007 as compared to interest and other income, net, of $325,000 for the three months ended October 29, 2006. Our rate of return was approximately 5.0% for the three months ended October 28, 2007 compared to approximately 4.9% for the three months ended October 29, 2006.

Income Tax Provision. The provision for income taxes was $624,000, or 38.1% of income before taxes, for the three months ended October 28, 2007. The provision for income taxes was $171,000, or 49.3% of income before taxes, for the three months ended October 29, 2006. The lower effective income tax rate for the three months ended October 28, 2007 was due to the decline in the amount of non-deductible stock compensation charges associated with incentive stock options compared to the three months ended October 29, 2006. The projected fiscal 2008 effective tax rate for the three months ended October 28, 2007 is higher than the statutory rate of 34% primarily due to nondeductible stock compensation expense.

Comparison of the Six Months Ended October 28, 2007 and October 29, 2006

Net Revenues. Our net revenues increased approximately $9.1 million, or 28.7%, to $40.6 million for the six months ended October 28, 2007 from $31.5 million for the six months ended October 29, 2006. Unit volume increased by 46% from 232.6 million units to 340.6 million units for the six months ended October 28, 2007.

In terms of product mix, our net revenues for EEPROM increased by approximately $6.1 million, or 22.9%, to $32.7 million and represented 80.5% of our total net revenues for the six months ended October 28, 2007. The growth was due to higher demand for our EEPROM products due to increased acceptance of our current product offerings. Unit volume increased by 40% to 303 million units.

Our analog/mixed-signal products increased by approximately $3.7 million or 136.3% to $6.4 million, and represented 15.9% of our total net revenues for the six months ended October 28, 2007. The growth was primarily due to increased demand for our LED driver products. Unit volume increased by 136% to 37 million units.

Net revenues for our line of flash memory products, which are a legacy business with declining industry utilitzation, decreased by $769,000, or 34.3%, to $1.5 million and represented 3.6% of our total net revenues for the six months ended October 28, 2007. Unit volume decreased by 34% to approximately 503,000 units.

Our customers’ and end-users’ overseas activities continue to expand. Sales to customers outside the United States represented approximately 92.5% of net revenues for the six months ended October 28, 2007 as compared to 90.0% of net revenues for the six months ended October 29, 2006.

Gross Profit. Gross profit increased $4.2 million, or 39.5%, to $14.9 million for the six months ended October 28, 2007 from $10.7 million for the six months ended October 29, 2006. On a percentage basis, gross margins increased from 33.9% for the six months ended October 29, 2006 to 36.7% for the six months ended October 28, 2007.

The increase in gross profit was mainly due to the growth in sales of higher margin analog/mixed signal products, which was partially offset by lower margin for our EEPROM products caused by declining average selling prices. We also experienced lower product cost as a result of manufacturing efficiencies gained from our transition to .35 micron technology in the previous fiscal year.

Research and Development. Research and development expense increased approximately $410,000, or 10.7%, to $4.2 million for the six months ended October 28, 2007 from $3.8 million for the six months ended October 29, 2006. As a percentage of net revenues, research and development expense was 10.4% and 12.1% for the six months ended October 28, 2007 and October 29, 2006, respectively. The increase for the six months ended October 28, 2007 was primarily attributable to an increase in compensation and related benefit costs to existing employees as well as new hires of $427,000, and higher tooling and assembly costs of $92,000 related to new product development. The increase was partially offset by a $107,000 reduction in stock-based compensation expense.

Selling, General and Administrative. Selling, general and administrative expense increased $863,000, or 11.1%, to $8.6 million for the six months ended October 28, 2007 from $7.8 million for the six months ended October 29, 2006. As a percentage of net revenues, selling, general and administrative expense was 21.3% and 24.6% for the six months ended October 28, 2007 and October 29, 2006, respectively. The increase was attributable to higher salary and benefits of $530,000, an increase in sales commissions of $317,000 and freight of $89,000 related to higher revenues, and an increase in professional service fees of $289,000. The increase was offset by a reduction of $163,000 in stock-based compensation and $221,000 in reduced facilities costs related to the relocation of our headquarters offices in August 2006.

Interest Income and Other, net. We earned interest and other income, net, of $758,000 for the six months ended October 28, 2007 as compared to interest and other income, net, of $644,000 for the six months ended October 29, 2006. The increase in interest income and other, net, was primarily attributable to a higher rate of return and higher average balances on our cash, cash equivalents and short-term investments for the six months ended October 28, 2007. Our rate of return was approximately 5.0% for the six months ended October 28, 2007 as compared to approximately 4.6% for the six months ended October 29, 2006.

Income Tax Provision (Benefit). The provision for income taxes was $1.1 million, or 38.3% of income before taxes, for the six months ended October 28, 2007. The benefit from income taxes was $168,000, or 66.9% of loss before taxes, for the six months ended October 29, 2006. The change in effective tax rate for the six months ended October 28, 2007 is attributable to the increase in income before taxes and a decline in the amount of non-deductible stock compensation charges associated with incentive stock options compared to the six months ended October 29, 2006.

Liquidity and Capital Resources

At October 28, 2007, we had cash, cash equivalents and short-term investments of $35.5 million as compared to $28.7 million at April 29, 2007. We invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government debt securities, the majority of which have maturities of less than one year. They are highly liquid and can be converted to cash at any time.

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

	Six Months Ended
	October 28, 2007	October 29, 2006
Net cash provided by (used in) operating activities	$5,956	$(1,850)
Net cash proceeds from sales and (used) by purchases of short-term investments	6,563	6,568
Acquisition of property and equipment	(628)	(2,897)
Employee exercises of stock options	1,459	8
Treasury stock purchases	$(98)	$(417)

Net Cash from Operating Activities

In the six months ended October 28, 2007, we generated cash from operating activities of $6.0 million, which was primarily due to net income of $1.7 million, adjusted for non-cash depreciation and amortization on property and equipment of $1.0 million and stock-based compensation expense of $867,000. Additionally, $1.4 million was provided from working capital items, primarily the reduction of net inventories due to the timing of inventory receipts, plus increased accounts receivable and accounts payable due to higher volumes. Our deferred tax assets also decreased by $881,000.

In the six months ended October 31, 2006, we used cash in operating activities of $1.9 million, which was primarily due to net losses of $83,000, adjusted for non-cash depreciation and amortization on property and equipment of $928,000 and stock-based compensation expense of $1.1 million. Additionally, $3.9 million was used for working capital items, primarily accounts receivable, net inventories and accounts payable due to increased volumes.

Net Cash from Investing Activities

In the six months ended October 28, 2007, investing activities provided $5.9 million, primarily related to net proceeds from the sales and purchases of short-term investments of $6.6 million, less capital expenditures of $628,000, primarily for masks and engineering test equipment.

In the six months ended October 31, 2006, investing activities provided $3.7 million, primarily related to net proceeds from the sales and purchases of short-term investments of $6.6 million, less capital expenditures of $2.9 million, mostly for costs to refurbish our headquarters building to which we relocated in August 2006, as well as for production mask sets and equipment.

Net Cash from Financing Activities

In the six months ended October 28, 2007, cash provided by financing activities was $1.5 million, consisting mainly of proceeds from the sale of common stock through the exercise of stock options, offset in part by approximately $98,000 for repurchases of an aggregate of 22,800 shares of our common stock on the open market as part of our stock repurchase program. In addition, we recognized an excess windfall tax benefit of $135,000 from exercises of stock options.

In the six months ended October 31, 2006, net cash used in our financing activities was $409,000, consisting primarily of $417,000 used to repurchase an aggregate of 118,800 shares of our common stock on the open market, offset by proceeds of $8,000 from the sale of common stock through the exercise of stock options.

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

	Six Months Ended
	October 28, 2007	October 29, 2006
Shares repurchased in open market	22,800	118,800
Total cost of shares	$98,643	$417,051
Average cost per share	$4.33	$3.51

Through October 28, 2007 (excluding repurchases of shares from Elex N.V.) we have repurchased 4,736,814 shares of our common stock under the board of directors’ authorized repurchase plans at a total cost of $19,273,841 or an average cost of $4.07 per share. As of October 28, 2007, 763,000 of authorized shares remained available for repurchase.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of October 28, 2007 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual cash obligations
Operating leases	$719	$225	$301	$193	$—
Wafer purchases	9,453	9,453	—	—	—
Other purchase commitments	456	456	—	—	—
Total contractual cash obligations	$10,628	$10,134	$301	$193	$—

Our deferred income taxes have been excluded from the table above because the related future cash outflows are uncertain. As discussed in Note 7—Income Taxes, we adopted the provisions of FIN 48 on April 30, 2007. At October 28, 2007, we had approximately $1.2 million of gross unrecognized tax benefits that may be subject to examination by applicable tax authorities. Although timing of the resolution and/or closure on audits is highly uncertain, the company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”) which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of October 28, 2007, we were not involved in any SPE transactions.

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

During the six months ended October 28, 2007 and October 29, 2006, we purchased $1.0 million and $682,000 of wafers, respectively, from X-FAB. As of October 28, 2007 and April 29, 2007, the total amount due X-FAB was $423,000 and $68,000, respectively. The terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Elex held approximately 4.6% of our outstanding shares of common stock as of October 28, 2007.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 15, 2007, the FASB granted a one year deferral for non-financial assets and liabilities to comply with SFAS No. 157. However, the effective date for financial assets remains intact. We evaluated the impact of adopting this standard and concluded that the effect of implementation on our financial position, results of operations and liquidity is not considered material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We evaluated the impact of adopting this standard and concluded that the effect of implementation on our financial position, results of operations and liquidity is not considered material.

On December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

On December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. government debt securities. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% change in interest rates would have an immaterial effect on our financial position, results of operations and cash flows.

Foreign Currency Exchange Rate Risk. All of our sales and a substantial majority of our manufacturing costs, research and development and marketing expenses are transacted in U.S. dollars. Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations. Gains and losses from fluctuations in exchange rates have not been material to us to date.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of October 28, 2007, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

•                  volatility in demand affecting semiconductor prices generally, such as an increase in the supply of competitive products and a significant decline in average selling prices;

•                  volatility in supply affecting our ability to meet customer demand;

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

•                  the increased volatility of our effective tax rate as a consequence of our adoption of FIN 48; and

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

Analog/mixed-signal products accounted for 15.9% and 8.6% of net revenues for the six months ended October 28, 2007 and October 29, 2006, respectively. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times and a sales force that is still gaining experience selling these products. We continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our analog/mixed-signal products will be accepted by many of our current customers and additional new customers. Competition is intense and our ability to compete is impacted by our relatively limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. Many customers favor a vendor that offers a broad range of products. If we are unable to realize more revenues from these products, our net revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

It is our policy to fully write down all inventories that we do not expect to sell in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products. For example, we recorded inventory write down charges of $561,000 and $808,000 for the six months ended October 28, 2007 and October 29, 2006, respectively, which were partially offset by benefits of $222,000 and $261,000, respectively, relating to products that were written off in prior periods and sold during these periods. Additionally, in the fourth quarter of fiscal 2007, we wrote down approximately $724,000 worth of inventory related to our product conversion from .80 micron to .35 micron technology and our transition to environmentally preferred lead-free products. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For the six months ended October 28, 2007 and October 29, 2006, Avnet, Inc. represented 9.5% and 10.7%, respectively, of our net revenues.

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

•                  breakage of wafers; or

•                  other factors.

We refer to the proportion of final components that have been processed, assembled and tested relative to the gross number of components that could be constructed from the raw materials as our manufacturing yield. Occasionally in the past we have experienced lower than expected manufacturing yields, which have delayed product shipments and negatively impacted our results of operations. We may experience difficulty achieving or maintaining acceptable manufacturing yields in the future. In addition, the maintenance of our outsourced fabrication, manufacturing and assembly model is subject to risks, including:

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

For the six months ended October 28, 2007 and October 29, 2006, sales outside the United States accounted for approximately 92.5% and 90.0% of our net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

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

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE (Waste Electrical and Electronic Equipment) and RoHS (Restriction of Use of certain Hazardous Substances) directives and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may also decline due to lower sales, which would adversely affect our operating results.

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

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 3.6% and 7.1% of our net revenues for the six months ended October 28, 2007 and October 29, 2006, respectively. In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it. Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. As of October 28, 2007, we have 28 patents granted and 18 applications pending in the United States and 14 patent applications pending in other countries. The expiration dates of our patents range from January 2008 to February 2026. We intend to seek further United States and international patents on our technology. However, we cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

•                  the condition that our directors may only be removed for cause; and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2001, our board of directors authorized a program for the open market repurchase of up to 1.5 million shares of our common stock. In subsequent periods, our board of directors amended the program and authorized purchases up to an aggregate of 3.5 million shares of our common stock. Upon reaching the maximum number of shares authorized under this program, our board of directors authorized a new stock repurchase program in September 2005 to repurchase up to 1.0 million shares of its common stock. In subsequent periods, our board of directors amended the program and authorized the purchase of up to an aggregate of 2.0 million shares of our common stock. The purpose of these share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans. There were no repurchases of stock in the second quarter of fiscal 2008. As of October 28, 2007, 763,000 of authorized shares remained available for repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on September 25, 2007, the following proposals were adopted by the votes indicated.

Proposal	Voted For	Number of Shares Withheld
1. To elect one Class III Director to serve for a three-year term expiring at the 2010 Annual Meeting of Stockholders or until such director’s successor is duly elected and qualified.
Roland M. Duchâtelet —Class III Director	9,433,107	6,524,313

The term of office of directors Henry C. Montgomery, Garrett A. Garrettson, Glen G. Possley and Gelu Voicu continued after the annual meeting.

Proposal	Voted For	Vote Against	Abstain	Broker Nonvotes
2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending April 27, 2008.	15,643,362	280,929	33,129	—

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Lease agreement dated as of March 1, 2007 between Catalyst Semiconductor (Thailand) Co. Ltd. and Stars Microelectronics (Thailand) Public Company Limited
10.2†	Service Agreement dated as of April 22, 2006 by and between Catalyst Semiconductor, Inc. and Trio-Tech (Bangkok) Co., Ltd.
10.91(1)	Fiscal 2008 Bonus Plan
10.92(1)	Offer Letter with David Eichler dated August 7, 2007
10.101(2)	Severance Agreement dated as of September 10, 2007 between David Eichler and Catalyst Semiconductor, Inc.
10.102(2)	Severance Agreement dated as of September 10, 2007 between Scott Brown and Catalyst Semiconductor, Inc.
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2007.
(2)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2007	By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: December 12, 2007	By:	/s/ DAVID EICHLER
David Eichler
Vice President of Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Lease agreement dated as of March 1, 2007 between Catalyst Semiconductor (Thailand) Co. Ltd.. and Stars Microelectronics (Thailand) Public Company Limited
10.2†	Service Agreement dated as of April 22, 2006 by and between Catalyst Semiconductor, Inc. and Trio-Tech (Bangkok) Co., Ltd.
10.91(1)	Fiscal 2008 Bonus Plan
10.92(1)	Offer Letter with David Eichler dated August 7, 2007
10.101(2)	Severance Agreement dated as of September 10, 2007 between David Eichler and Catalyst Semiconductor, Inc.
10.102(2)	Severance Agreement dated as of September 10, 2007 between Scott Brown and Catalyst Semiconductor, Inc.
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested as to a portion of this Exhibit. Such portion has been redacted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2007.
(2)	Incorporated by reference to exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2007.