Form 10-Q
period 2008-01-27
CATALYST SEMICONDUCTOR INC
filed 2008-03-12
CIK 899636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of February 29, 2008 was 16,415,056.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1. Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	January 27,	April 29,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$30,239	$16,626
Short-term investments	6,245	12,032
Accounts receivable, net	12,346	10,444
Inventories	10,345	11,137
Deferred tax assets	2,579	2,391
Other current assets	459	454
Total current assets	62,213	53,084
Property and equipment, net	11,496	11,700
Deferred tax assets	3,250	4,376
Other assets	70	52
Total assets	$77,029	$69,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,593	$6,622
Accounts payable — related parties	363	68
Accrued expenses	2,649	2,137
Deferred gross profit on shipments to distributors	2,178	2,130
Total current liabilities	13,783	10,957
Other non-current liabilities	157	—
Total liabilities	13,940	10,957

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 23,718 shares issued and 16,727 shares outstanding at January 27, 2008 and 23,131 shares issued and 16,092 shares outstanding at April 29, 2007	24	23
Additional paid-in-capital	75,789	72,834
Treasury stock, 6,849 shares at January 27, 2008 and 6,814 shares at April 29, 2007	(28,095)	(27,925)
Retained earnings	15,352	13,330
Accumulated other comprehensive income (loss)	19	(7)
Total stockholders’ equity	63,089	58,255
Total liabilities and stockholders’ equity	$77,029	$69,212

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007

Net revenues	$17,837	$16,417	$58,410	$47,952
Cost of revenues (A)	10,968	10,576	36,632	31,420
Gross profit	6,869	5,841	21,778	16,532

Operating expenses:
Research and development (A)	2,196	1,915	6,432	5,741
Selling, general and administrative (A)	4,609	3,987	13,232	11,747
Income (loss) from operations	64	(61)	2,114	(956)

Interest income and other, net	384	333	1,142	977
Income before income taxes	448	272	3,256	21
Income tax provision (benefit)	93	161	1,168	(7)
Net income	$355	$111	$2,088	$28

Net income per share:
Basic	$0.02	$0.01	$0.13	$0.00
Diluted	$0.02	$0.01	$0.12	$0.00

Weighted average common shares outstanding:
Basic	16,702	16,207	16,415	16,280
Diluted	17,807	17,048	17,632	17,152

(A)      Results for the three and nine months ended January 27, 2008 and January 28, 2007 include stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Cost of revenues	$13	$16	$39	$42
Research and development	$143	$215	$395	$574
Sales, general and administrative	$284	$326	$873	$1,078

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	January 27, 2008	January 28, 2007

Cash flows from operating activities:
Net income	$2,088	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	1,533	1,444
Stock-based compensation	1,307	1,694
Benefit from sales of inventory previously written down	(401)	(358)
Provision for excess and obsolete inventory	882	1,235
Deferred tax provision	872	—
Excess tax benefits from stock based compensation	(135)	—
Tax benefit from equity incentive plans	172	—
Changes in assets and liabilities:
Accounts receivable	(1,902)	(1,571)
Inventories	311	598
Other assets	(23)	136
Accounts payable (including related parties)	2,266	(1,518)
Accrued expenses	512	(459)
Deferred gross profit on shipments to distributors	48	(244)
Other non-current liabilities	157	—
Net cash provided by operating activities	7,687	985

Cash flows from investing activities:
Purchases of short-term investments	(6,676)	(25,511)
Proceeds from sales and maturities of short-term investments	12,490	28,803
Acquisitions of property and equipment	(1,329)	(3,607)
Net cash provided by (used in) investing activities	4,485	(315)

Cash flows from financing activities:
Common stock issuances from exercises of options	1,476	97
Excess tax benefits from stock based compensation	135	—
Stock repurchases and other treasury share activity	(170)	(889)
Net cash provided by (used in) financing activities	1,441	(792)

Net increase (decrease) in cash and cash equivalents	13,613	(122)
Cash and cash equivalents at beginning of the period	16,626	7,730
Cash and cash equivalents at end of the period	$30,239	$7,608

See accompanying notes to the unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Catalyst Semiconductor, Inc. (the “Company”) designs, develops and markets a broad line of reprogrammable non-volatile memory and analog/mixed-signal products.  The Company was incorporated in October 1985 in California and reincorporated in Delaware in May 1993.

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

The Company markets and sells its products through its direct sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Revenues are recognized upon transfer of title to OEMs and resellers who have no, or limited, product return rights and no price protection rights.  Reserves for estimated returns and allowances are provided against net revenues at the time of recognition of revenues.  The Company also sells products to certain distributors under agreements that provide for product return and price protection rights.  These agreements generally permit the distributor to return up to 10% by value of the total products they purchased from the Company every six months, in exchange for credit on a replacement order of the same value.  As a result, the Company defers recognition of revenues until the time the distributor sells the product to an end-customer, at which time the sales price becomes fixed.  Upon shipment to a distributor, the Company records an account receivable from the distributor, relieves inventory for the cost of the product shipped, and records the gross profit, which equals revenues less the cost of revenues, on the condensed consolidated balance sheet as “deferred gross profit on shipments to distributors” until such time as the inventory is resold by the distributor to its end-customers.

In assessing the timing of revenue recognition from sales to distributors and resellers, the Company considers both direct and indirect risks of returns and price protection associated in our business dealings with them.  The Company recognizes that it may accept returns or grant price protection to certain resellers, even though the sales contracts do not explicitly provide for such rights.  Accordingly, the Company accounts for sales to such resellers on a sell through basis.

Inventories

Inventories are stated at the lower of standard cost or net realizable value.  Standard cost approximates actual cost on a first-in, first-out basis.  The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.  Inventory writedown or provisions once established are not reversed until the related inventory has been sold or physically scrapped.  Purchases of inventory from three of the Company’s vendors represented 74.2% and 76.4% of total purchases of inventory for the three months ended January 27, 2008 and January 28, 2007, respectively.  Purchases of inventory from three of the Company’s vendors represented 73.6% and 78.4% of total purchases of inventory for the nine months ended January 27, 2008 and January 28, 2007, respectively.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its condensed consolidated statements of operations.  The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its condensed consolidated statements of operations.  Such outbound freight costs aggregated to $171,000 and $189,000 for the three months ended January 27, 2008 and January 28, 2007, respectively, and $579,000 and $508,000 for the nine months ended January 27, 2008 and January 28, 2007, respectively.

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

The Company has not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $460,000 of undistributed earnings for certain non-U.S. subsidiaries as of January 27, 2008.  The Company intends to reinvest these earnings indefinitely in operations outside the United States.  These earnings include 100% of the accumulated undistributed earnings of the Company’s subsidiaries in Japan, Romania and Thailand.  The calculation of the taxes that would be payable on these undistributed earnings is impracticable at present.  The Company’s internal test operations in Thailand operate under a tax holiday that expires in October 2014.

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

As of January 27, 2008, two customers accounted for 11.2% and 10.7% of gross accounts receivable.  As of April 29, 2007, one customer accounted for approximately 15.0% of gross accounts receivable.

For the three months ended January 27, 2008 and January 28, 2007, Avnet, Inc., an international distributor, represented 9.4% and 11.0% of the Company’s net revenues, respectively.  For the nine months ended January 27, 2008 and January 28, 2007, Avnet represented 9.5% and 10.8% of the Company’s net revenues, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards.  Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes model”), and is recognized as expense over the requisite services period of the award.  Black-Scholes requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.  See Note 4—Stock-Based Compensation for further discussion.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157.  However, the effective date for financial assets and liabilities remains intact.  The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

Note 3—Adoption of New Accounting Standard

In the first fiscal quarter ended July 29, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and related guidance.  See Note 7—Income Taxes for further discussion.

Note 4—Stock-Based Compensation

The Company measures employee stock-based compensation cost using the provisions of SFAS No. 123(R).  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period using the straight-line attribution method.

The effect of recording stock-based compensation for the three and nine months ended January 27, 2008 and January 28, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Stock-based compensation expense:
Employee stock options	$365	$527	$1,107	$1,664
Restricted stock	75	30	200	30
Tax effect of stock-based compensation	(103)	(105)	(297)	(246)
Net stock-based compensation expense	$337	$452	$1,010	$1,448

During the three months ended January 27, 2008, the Company granted approximately 19,000 stock options with an estimated total grant date fair value of $29,000 and a weighted average grant date fair value of $1.55 per share and during the three months ended January 28, 2007, the Company granted approximately 154,000 stock options with an estimated total grant date fair value of $183,000 and a weighted average grant date fair value of $1.19 per share.

During the nine months ended January 27, 2008, the Company granted approximately 647,000 stock options with an estimated total grant date fair value of $777,000 and a weighted average grant date fair value of $1.20 per share and during the nine months ended January 28, 2007, the Company granted approximately 769,000 stock options with an estimated total grant date fair value of $879,000 and a weighted average grant date fair value of $1.14 per share.

As of January 27, 2008, the aggregate amount of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options was $2.6 million, which the Company will recognize over an estimated weighted average amortization period of 2.3 years.

During the three and nine months ended January 27, 2008, there were no new grants of restricted stock.  During the three months ended January 27, 2008, 83,000 shares of restricted stock became vested.  The Company reacquired 12,501 shares to satisfy the statutory minimum tax withholding requirement for these vested shares.

As of January 27, 2008, the aggregate amount of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock was $357,000, which the Company will recognize over an estimated weighted average amortization period of 1.9 years.

Stock-based compensation expense capitalized in inventory at January 27, 2008 and April 29, 2007 was immaterial.

Valuation Assumptions

During the three and nine months ended January 27, 2008 and January 28, 2007, the Company utilized the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under stock option plans.  Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected life of each option was determined by analyzing historical exercise and post-vest forfeiture patterns.  The risk-free interest rate was determined using the rates for United States Treasury notes for similar terms.  The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock.

Equity Incentive Programs

The Company’s 2003 Stock Incentive Plan (“SIP”), 2003 Director Stock Option Plan (“DSOP”) and 1998 Special Equity Incentive Plan (“SEIP”) that were outlined in the Company’s Form 10-K for the year ended April 29, 2007 did not change during the three and nine months ended January 27, 2008.

A summary of stock option activity under the SIP, the DSOP and the SEIP is as follows (in thousands, except per share and term amounts):

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balances, April 29, 2007	2,048	5,385	$3.37	7.0	$4,248
Additional shares authorized	816	—	—
Granted	(647)	647	4.16
Exercised	—	(587)	2.51
Cancelled	180	(180)	3.69
Expired	60	(60)	4.63
Balances, January 27, 2008	2,457	5,205	$3.54	6.7	$3,916
Options exercisable at January 27, 2008		3,282	$3.36	5.5	$3,336

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for in-the-money options, based on the $3.96 closing stock price of the Company’s common stock on the NASDAQ Global Market at January 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  As of January 27, 2008, the total number of in-the-money options outstanding was 3,006,000, of which 2,061,000 options were exercisable.

Common Stock Repurchase Programs and Other Changes in Treasury Shares

In September 2001 and subsequent periods, the Company’s board of directors authorized programs for the open market repurchase of up to 5.5 million shares of its common stock.  In January 2008, the board of directors amended the current program and increased the aggregate number of authorized shares by 3.2 million.  The purpose of the share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under the Company’s stock option plans and to take advantage of the relatively low price of the Company’s common stock.  There were no repurchases during the three months ended January 27, 2008.  During the three months ended January 28, 2007, the Company repurchased 134,600 shares for an approximate cost of $472,000.  As of January 27, 2008, 4.0 million of authorized shares remained available for repurchase.  The Company accounts for treasury stock using the cost method.

In the quarter ended January 27, 2008, the Company reacquired 12,501 shares to satisfy the statutory minimum tax withholding requirement for restricted stock that vested during the quarter.  The cost associated with the reacquisition was approximately $72,000 or an average cost of $5.74 per share.

Note 5—Net Income Per Share

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

	Three Months Ended
	January 27, 2008			January 28, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic	$355	16,702	$0.02	$111	16,207	$0.01
Effect of stock options and restricted stock	—	1,105	—	—	841	—
Diluted	$355	17,807	$0.02	$111	17,048	$0.01

Options to purchase approximately 1,762,000 shares of common stock with an exercise price and net proceeds in excess of $4.92 per share outstanding during the three months ended January 27, 2008 were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 3,634,000 shares of common stock with an exercise price and net proceeds in excess of $5.49 per share outstanding during the three months ended January 28, 2007 were not included in the computation of diluted income per share because they were anti-dilutive.

A reconciliation of the basic and diluted per share computations was as follows (in thousands, except per share data):

	Nine Months Ended
	January 27, 2008			January 28, 2007
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Basic	$2,088	16,415	$0.13	$28	16,280	$0.00
Effect of stock options and restricted stock	—	1,218	(0.01)	—	872	—
Diluted	$2,088	17,632	$0.12	$28	17,152	$0.00

Options to purchase 1,589,000 shares of common stock with an exercise price and net proceeds in excess of $4.99 per share outstanding during the nine months ended January 27, 2008 were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 3,571,000 shares of common stock with an exercise price and net proceeds in excess of $5.52 per share outstanding during the nine months ended January 28, 2007 were not included in the computation of diluted income per share because they were anti-dilutive.

Note 6—Balance Sheet Components

	January 27, 2008	April 29, 2007
	(in thousands)
Accounts receivable:
Accounts receivable	$12,455	$10,552
Less: Allowance for doubtful accounts	(109)	(108)
	$12,346	$10,444

The Company did not have any bad debts written off to the allowance for doubtful accounts in the three or nine months ended January 27, 2008 and January 28, 2007, respectively.

	January 27, 2008	April 29, 2007
	(in thousands)
Inventories:
Work-in-process	$7,425	$8,743
Finished goods	2,920	2,394
	$10,345	$11,137

Property and equipment, net:
Land	$2,525	$2,525
Buildings and improvements	5,481	5,470
Engineering and test equipment	11,816	11,801
Computer software	1,824	1,803
Computer hardware	784	712
Leasehold improvements	80	46
Furniture and office equipment	775	718
Vehicles	144	68
	23,429	23,143
Less: accumulated depreciation and amortization	(11,933)	(11,443)
	$11,496	$11,700

Accrued expenses:
Accrued employee compensation	$1,628	$1,026
Other	1,021	1,111
	$2,649	$2,137

Note 7—Income Taxes

The provision for income taxes was $93,000, or 20.8% of income before taxes, for the three months ended January 27, 2008.  The provision for income taxes was $161,000, or 59.2% of income before taxes, for the three months ended January 28, 2007.  The lower effective income tax rate for the three months ended January 27, 2008 was due to a decline in the amount of non-deductible stock compensation charges associated with incentive stock options for U.S. employees and non-qualified stock options for non-U.S. employees compared to the three months ended January 28, 2007.  The Company also had higher non-taxable income associated with its new internal test operations in Thailand, which operate under a tax holiday that expires in October 2014.

The provision for income taxes was $1.2 million, or 35.9% of income before taxes, for the nine months ended January 27, 2008.  The benefit from income taxes was $7,000, or 33.3% of income before taxes, for the nine months ended January 28, 2007.  The change in effective tax rate for the nine months ended January 27, 2008 is attributable to the increase in income before taxes and a decline in the amount of non-deductible stock compensation charges associated with incentive stock options for U.S. employees and non-qualified stock options for non-U.S. employees compared to the nine months ended January 28, 2007.  The Company also had higher non-taxable income associated with its new internal test operations in Thailand.

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

As a result of adoption, the Company recognized a decrease in deferred income tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007.  As of the adoption date, the Company had gross unrecognized tax benefits of approximately $1.1 million and accrued interest expense of $6,000.  As of January 27, 2008, the Company had gross unrecognized tax benefits of approximately $1.2 million.  Consistent with the provision of FIN 48, in the first fiscal quarter of 2008 the Company reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable included in other non-current liabilities.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within its income tax provision (benefit).

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

Note 8—Segment Reporting

The Company operates in one business segment, the semiconductor manufacturing segment.  Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
EEPROM	$14,765	$13,987	$47,433	$40,558
Flash	818	1,124	2,291	3,366
Analog/mixed-signal	2,254	1,306	8,686	4,028
Total net revenues	$17,837	$16,417	$58,410	$47,952

Net revenues by geography were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
United States	$1,510	$1,017	$4,552	$4,165
Hong Kong/China	4,409	3,756	14,468	9,972
Japan	1,598	1,689	4,803	5,656
Europe	1,732	1,699	5,867	5,397
South Korea	1,605	2,295	7,699	5,798
Taiwan	3,440	1,975	10,157	6,032
Singapore	2,836	2,801	8,710	8,447
Other Far East	591	504	1,758	920
Other Americas	116	681	396	1,565
Total net revenues	$17,837	$16,417	$58,410	$47,952

For the three months ended January 27, 2008 and January 28, 2007, Avnet represented 9.4% and 11.0% of the Company’s net revenues, respectively.  For the nine months ended January 27, 2008 and January 28, 2007, Avnet represented 9.5% and 10.8% of the Company’s net revenues, respectively.

Property and equipment, net, geographical breakdown was as follows (in thousands):

	January 27, 2008	April 29, 2007

United States	$7,557	$7,933
Thailand	1,294	922
Romania	2,144	2,176
Japan	385	524
Other	116	145
Total property and equipment, net	$11,496	$11,700

Note 9—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at January 27, 2008 and April 29, 2007 for which goods and services had not been received were approximately $10.4 million and $5.9 million, respectively.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty.  Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties.  Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues.  The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual claim experience differs from estimates.  Warranty cost was not material for the three and nine months ended January 27, 2008 and January 28, 2007.

Note 10—Related Party Transactions

Elex N.V.

The Company purchases wafers fabricated at X-FAB Texas, Inc. (“X-FAB”), a majority-owned subsidiary of Xtrion N.V. (“Xtrion”), a Belgium holding company.  X-FAB was formerly owned by Elex N.V. (“Elex”), a Belgium holding company.  Elex’s ownership in X-FAB was transferred to Xtrion.  Roland Duchâtelet, the chairman and chief executive officer of Elex, serves as a member of the Company’s board of directors and is a major shareholder in both Elex and Xtrion.  The wafers provided by X-FAB include most of the Company’s analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes.  Other than purchase orders currently open with X-FAB, there are no purchasing agreements in place with X-FAB.

During the nine months ended January 27, 2008 and January 28, 2007, the Company purchased $1.5 million and $824,000 of wafers, respectively, from X-FAB.  As of January 27, 2008 and April 29, 2007, the total amount due X-FAB was $363,000 and $68,000, respectively.

As of January 27, 2008, Elex held approximately 4.6% of the outstanding shares of common stock of the Company.

Note 11—Other Comprehensive Income

The components of other comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Reported net income	$355	$111	$2,088	$28
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of related tax	12	7	26	36
Total comprehensive income	$367	$118	$2,114	$64

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”)  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in Part II. Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended April 29, 2007.  These forward-looking statements include, but are not limited to: the statements relating to demand for and supply of our company’s products; the statements relating to downward pricing trends and average selling prices; the statements relating to reduction of expenses related to our Thailand subsidiary; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing.  These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  In addition, historical information should not be considered an indicator of future performance.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power.  Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets.  In the year ended April 29, 2007, we experienced an increase in total unit volume sold to end customers, driven by strong demand particularly for our EEPROM and analog/mixed-signal products.  This continued in the first and second quarters of fiscal year 2008.  However, during the third quarter of fiscal year 2008, net revenues decreased by 13.9% sequentially from second quarter net revenues of $20.7 million, due in large part to the seasonality of our business.  On a year-to-date basis, net revenues increased by $10.5 million or 21.8%.  In general, we expect the average selling price for a given memory product to decline in the future, primarily due to market competition, product availability and manufacturing capacity.  In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products.

We have leveraged our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution.  We have strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Santa Clara, California headquarters.  We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed-signal products.  In fiscal 2007, we formed a subsidiary in Thailand that we expect will provide a majority of the inventory management and manufacturing test functions that are currently subcontracted to Trio-Tech.  This is expected to reduce our manufacturing and tax expense and improve our control over the personnel and assets located in Thailand.

For the nine months ended January 27, 2008, net revenues from our analog/mixed signal products increased by $4.7 million or 115.6% over the same period last year.  However, during the third fiscal quarter of 2008, net revenues from analog/mixed signal products declined by 40.3% to $2.3 million over the previous quarter due in large part to the seasonality of our business.  For the nine months ended January 27, 2008, net revenues from our analog/mixed signal products represented 14.9% of total net revenues as compared to 8.4% of net revenues for the same period in the prior year.  We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

Our business is less capital intensive than traditional semiconductor companies since we outsource to third parties the wafer fabrication, assembly and approximately 50% of the testing of our products.  We strive to maintain long-term relationships with our suppliers to ensure stability in our supply of products at a competitive cost.  In addition, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for selected products.

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers.  Indirect sales represented 60.8% and 55.8% of net revenues for the nine months ended January 27, 2008 and January 28, 2007, respectively.  Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and consists of more than 3,000 end customers.  We have approximately 49 distributors and resellers.

Distributors and resellers have accounted for a significant portion of our net revenues in the past.  For the nine months ended January 27, 2008 and January 28, 2007, Avnet represented 9.5% and 10.8% of our net revenues, respectively.

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

Sales to customers outside the United States comprised 92.2% and 91.3% of our net revenues for the nine months ended January 27, 2008 and January 28, 2007, respectively.  All sales of our products are denominated in U.S. dollars.

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

We re-evaluate our revenue recognition policies on an ongoing basis.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period.  We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses.  Our accounts receivable balance was $12.3 million, net of allowance for doubtful accounts of $109,000 as of January 27, 2008.

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

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset.  As of January 27, 2008 and April 29, 2007, our net deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and currently nondeductible reserves and accruals, were valued at $5.8 million and $6.8 million, respectively.  Our valuation allowance was zero as we have concluded that it is more likely than not that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  We adopted the provisions of FIN 48 effective April 30, 2007, resulting in a decrease in income tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007.  Consistent with the provision of FIN 48, in the first fiscal quarter of 2008 we reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable included in other non-current liabilities on our condensed consolidated balance sheet.  See Note 7—Income Taxes to the accompanying unaudited condensed consolidated financial statements for further discussion.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.5	64.4	62.7	65.5
Gross profit	38.5	35.6	37.3	34.5
Operating expenses:
Research and development	12.3	11.7	11.0	12.0
Selling, general and administrative	25.8	24.3	22.7	24.5
Income (loss) from operations	0.4	(0.4)	3.6	(2.0)
Interest income and other, net	2.2	2.1	2.0	2.1
Income before income taxes	2.5	1.7	5.6	0.1
Income tax provision	0.5	1.0	2.0	—
Net income	2.0%	0.7%	3.6%	0.1%

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended				Nine Months Ended
	January 27, 2008		January 28, 2007		January 27, 2008		January 28, 2007
EEPROM	$14,765	82.8%	$13,987	85.2%	$47,433	81.2%	$40,558	84.6%
Flash	818	4.6	1,124	6.8	2,291	3.9	3,366	7.0
Analog/mixed-signal	2,254	12.6	1,306	8.0	8,686	14.9	4,028	8.4
Net revenues	$17,837	100.0%	$16,417	100.0%	$58,410	100.0%	$47,952	100.0%

Comparison of the Three Months Ended January 27, 2008 and January 28, 2007

Net Revenues.  Our net revenues increased approximately $1.4 million, or 8.6%, to $17.8 million for the three months ended January 27, 2008 from $16.4 million for the three months ended January 28, 2007.  Unit volume increased by 21% for the three months ended January 27, 2008.  Our blended unit average selling prices decreased by 10%.

In terms of product mix, our net revenues for EEPROM increased by approximately $778,000, or 5.6%, to $14.8 million and represented 82.8% of our total net revenues for the three months ended January 27, 2008.  The growth was driven by higher demand for our EEPROM products due to increased acceptance of our current product offerings.  Unit volume increased by 18%.

Our analog/mixed-signal products, which have higher gross margins, increased by approximately $948,000 or 72.6% to $2.3 million, and represented 12.6% of our total net revenues for the three months ended January 27, 2008.  The growth was primarily due to increased demand for our LED driver products.  Unit volume increased by 58%.

Net revenues for our line of flash memory products, which are a legacy business with declining industry utilization, decreased by $306,000, or 27.2%, to $818,000 and represented 4.6% of our total net revenues for the three months ended January 27, 2008.  Unit volume decreased by 35%.

Our customers’ and end-users’ overseas activities continue to be our major source of revenues.  Sales to customers outside the United States represented approximately 91.5% of net revenues for the three months ended January 27, 2008 as compared to 93.8% of net revenues for the three months ended January 28, 2007.

Gross Profit.  Gross profit increased $1.1 million, or 17.6%, to $6.9 million for the three months ended January 27, 2008 from $5.8 million for the three months ended January 28, 2007.  On a percentage basis, gross margins increased from 35.6% for the three months ended January 28, 2007 to 38.5% for the three months ended January 27, 2008.

The increase in gross profit was mainly due to the overall growth in sales, specifically of higher margin analog/mixed signal products.  Additionally, we reduced our back-end manufacturing costs and experienced lower inventory write downs of excess and old date code material compared to the same period in the prior year.

Research and Development.  Research and development expense increased approximately $281,000, or 14.7%, to $2.2 million for the three months ended January 27, 2008 from $1.9 million for the three months ended January 28, 2007.  As a percentage of net revenues, research and development expense was 12.3% and 11.7% for the three months ended January 27, 2008 and January 28, 2007, respectively.  The increase for the three month period ended January 27, 2008 was primarily attributable to an increase in compensation costs to existing and new employees of $348,000.  The increase was partially offset by a $72,000 reduction in stock-based compensation expense.

Selling, General and Administrative.  Selling, general and administrative expense increased $622,000, or 15.6%, to $4.6 million for the three months ended January 27, 2008 from $4.0 million for the three months ended January 28, 2007.  As a percentage of net revenues, selling, general and administrative expense was 25.8% and 24.3% for the three months ended January 27, 2008 and January 28, 2007, respectively.  The increase was principally attributable to $634,000 in non-recurring professional service fees for investment banking and legal services related to strategic transaction activities.  In July 2007, our board of directors formed a Strategy Committee and shortly thereafter engaged the services of an investment banker to assist in evaluating various strategic alternatives.  In January 2008, the board terminated further activities related to the discussions that occurred during the third quarter of fiscal year 2008 due to changes in market conditions.  Compensation costs to existing and new employees increased by $226,000 and inside sales commission expense rose by $59,000 due to higher revenues. The increase in these expenses was offset by reductions of $206,000 in auditing and Sarbanes-Oxley compliance costs, $99,000 in marketing and outside sales representative commission expenses, and $42,000 in stock-based compensation expense.

Interest Income and Other, net.  We earned interest and other income, net, of $384,000 for the three months ended January 27, 2008 as compared to interest and other income, net, of $333,000 for the three months ended January 28, 2007.  The increase resulted from a higher average balance on our cash, cash equivalents and short-term investments.  Our rate of return was approximately 4.5% for the three months ended January 27, 2008 compared to approximately 4.9% for the three months ended January 28, 2007.

Income Tax Provision.  The provision for income taxes was $93,000, or 20.8% of income before taxes, for the three months ended January 27, 2008.  The provision for income taxes was $161,000, or 59.2% of income before taxes, for the three months ended January 28, 2007.  The lower effective income tax rate for the three months ended January 27, 2008 was due to the decline in the amount of non-deductible stock compensation charges associated with incentive stock options for U.S. employees and non-qualified stock options for non-U.S. employees, in conjunction with higher income before taxes, compared to the three months ended January 28, 2007.  In addition, we had higher non-taxable income associated with our new internal test operations in Thailand, which operate under a tax holiday that expires in October 2014.

Comparison of the Nine Months Ended January 27, 2008 and January 28, 2007

Net Revenues.  Our net revenues increased approximately $10.5 million, or 21.8%, to $58.4 million for the nine months ended January 27, 2008 from $48.0 million for the nine months ended January 28, 2007.  Unit volume increased by 37% for the nine months ended January 27, 2008.

In terms of product mix, our net revenues for EEPROM increased by approximately $6.9 million, or 17.0%, to $47.4 million and represented 81.2% of our total net revenues for the nine months ended January 27, 2008.  The growth was due to higher demand for our EEPROM products due to increased acceptance of our current product offerings.  Unit volume increased by 32%.

Our analog/mixed-signal products increased by approximately $4.7 million or 115.6% to $8.7 million, and represented 14.9% of our total net revenues for the nine months ended January 27, 2008.  The growth was primarily due to increased demand for our LED driver products.  Unit volume increased by 108%.

Net revenues for our line of flash memory products, which are a legacy business with declining industry utilization, decreased by $1.1 million, or 31.9%, to $2.3 million and represented 3.9% of our total net revenues for the nine months ended January 27, 2008.  Unit volume decreased by 34%.

Our customers’ and end-users’ overseas activities continue to expand.  Sales to customers outside the United States represented approximately 92.2% of net revenues for the nine months ended January 27, 2008 as compared to 91.3% of net revenues for the nine months ended January 28, 2007.

Gross Profit.  Gross profit increased $5.2 million, or 31.7%, to $21.8 million for the nine months ended January 27, 2008 from $16.5 million for the nine months ended January 28, 2007.  On a percentage basis, gross margins increased from 34.5% for the nine months ended January 28, 2007 to 37.3% for the nine months ended January 27, 2008.

The increase in gross profit was mainly due to the growth in sales of higher margin analog/mixed signal products, which was partially offset by lower margin for our EEPROM products caused by declining average selling prices.  We experienced lower product cost as a result of manufacturing efficiencies gained from our transition to .35 micron technology in the previous fiscal year.  In addition, our provision for excess and obsolete inventory decreased from $1.2 million for the nine months ended January 27, 2008 to $882,000 for the nine months ended January 27, 2008.

Research and Development.  Research and development expense increased approximately $691,000, or 12.0%, to $6.4 million for the nine months ended January 27, 2008 from $5.7 million for the nine months ended January 28, 2007.  As a percentage of net revenues, research and development expense was 11.0% and 12.0% for the nine months ended January 27, 2008 and January 28, 2007, respectively.  The increase for the nine months ended January 27, 2008 was primarily attributable to an increase in compensation costs to existing and new employees of $755,000, as well as assembly and design software costs of $115,000 related to new product development.  The increase was partially offset by a $179,000 reduction in stock-based compensation expense.

Selling, General and Administrative.  Selling, general and administrative expense increased $1.5 million, or 12.6%, to $13.2 million for the nine months ended January 27, 2008 from $11.7 million for the nine months ended January 28, 2007.  As a percentage of net revenues, selling, general and administrative expense was 22.7% and 24.5% for the nine months ended January 27, 2008 and January 28, 2007, respectively.  The increase was mainly attributable to $867,000 in non-recurring professional service fees for investment banking and legal services related to strategic transaction activities.  In July 2007, our board of directors formed a Strategy Committee and shortly thereafter engaged the services of an investment banker to assist in evaluating various strategic alternatives.  In January 2008, the board terminated further activities related to the discussions that occurred during the third quarter of fiscal year 2008 due to changes in market conditions.  Compensation costs to existing and new employees increased $746,000 and inside sales commission expense rose $375,000 due to higher revenues.  The increase was offset by a reduction of $205,000 in stock-based compensation and $288,000 in reduced facilities costs related to the relocation of our headquarters offices in August 2006.

Interest Income and Other, net.  We earned interest and other income, net, of $1.1 million for the nine months ended January 27, 2008 as compared to interest and other income, net, of $977,000 for the nine months ended January 28, 2007. The increase was primarily attributable to a higher average balance on our cash, cash equivalents and short-term investments for the nine months ended January 27, 2008.  Our rate of return was approximately 4.8% for the nine months ended January 27, 2008 as compared to approximately 4.7% for the nine months ended January 28, 2007.

Income Tax Provision (Benefit).  The provision for income taxes was $1.2 million, or 35.9% of income before taxes, for the nine months ended January 27, 2008.  The benefit from income taxes was $7,000, or 33.3% of income before taxes, for the nine months ended January 28, 2007.  The change in effective tax rate for the nine months ended January 27, 2008 is attributable to the decline in the amount of non-deductible stock compensation charges associated with incentive stock options for U.S. employees and non-qualified stock options for non-U.S. employees, in conjunction with an increase in income before taxes, compared to the nine months ended January 28, 2007.  In addition, we had higher non-taxable income associated with our new internal test operations in Thailand, which operate under a tax holiday that expires in October 2014.

Liquidity and Capital Resources

At January 27, 2008, we had cash, cash equivalents and short-term investments of $36.5 million as compared to $28.7 million at April 29, 2007.  We invest our excess cash in short-term financial instruments to generate interest income.  These instruments are U.S. government and U.S. government agency debt securities, the majority of which have maturities of less than one year, as well as mutual funds holding primarily these instruments.  They are highly liquid and can be converted to cash at any time.

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

	Nine Months Ended
	January 27, 2008	January 28, 2007
Net cash provided by operating activities	$7,687	$985
Net cash proceeds from sales and purchases of short-term investments	5,814	3,292
Acquisition of property and equipment	(1,329)	(3,607)
Employee exercises of stock options	1,476	97
Stock repurchases and other treasury share activity	$(170)	$(889)

Net Cash from Operating Activities

In the nine months ended January 27, 2008, cash provided by operating activities was $7.7 million, which primarily consisted of net income of $2.1 million, adjusted for non-cash depreciation and amortization on property, equipment and leasehold improvements of $1.5 million and stock-based compensation expense of $1.3 million.  Additionally, $1.7 million was provided from working capital items, primarily the increase in accounts receivable and accounts payable due to higher revenues.  Our deferred tax assets also decreased by $872,000.

In the nine months ended January 28, 2007, cash provided by operating activities was $1.0 million, which primarily consisted of adjustments for non-cash depreciation and amortization on property and equipment of $1.4 million and stock-based compensation expense of $1.7 million.  Additionally, $2.2 million was used for working capital items, primarily accounts receivable, net inventories and accounts payable due to increased volumes and the timing of payments.

Net Cash from Investing Activities

In the nine months ended January 27, 2008, cash provided by investing activities was $4.5 million, which primarily consisted of net proceeds from the sales and purchases of short-term investments of $5.8 million, offset by capital expenditures of $1.3 million related to the purchase of masks and engineering test equipment.

In the nine months ended January 28, 2007, cash used in investing activities was $315,000, primarily related to net proceeds from the sales and purchases of short-term investments of $3.3 million, less capital expenditures of $3.6 million, mostly for costs to refurbish our headquarters building to which we relocated in August 2006, as well as for production mask sets and equipment.

Net Cash from Financing Activities

In the nine months ended January 27, 2008, cash provided by financing activities was $1.4 million, which primarily consisted of proceeds from the sale of common stock through the exercise of stock options, offset in part by approximately $170,000 for repurchases of 22,800 shares of our common stock on the open market as part of our stock repurchase program and the reacquisition of 12,501 shares as net settlement to satisfy the statutory minimum tax withholding requirement for restricted stock that vested during the third fiscal quarter.  In addition, we recognized an excess windfall tax benefit of $135,000 from exercises of stock options.

In the nine months ended January 28, 2007, cash used in our financing activities was $792,000, which primarily consisted of $889,000 used to repurchase an aggregate of 253,400 shares of our common stock on the open market as part of our stock repurchase program, offset by proceeds of $97,000 from the sale of common stock through the exercise of stock options.

Common Stock Repurchase Plan and Other Changes in Treasury Shares

In September 2001 and subsequent periods, our board of directors authorized programs for the open market repurchase of up to 5.5 million shares of its common stock.  In January 2008, our board of directors amended the current program and increased the aggregate number of authorized shares by 3.2 million.  The purpose of the share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock.  The following table summarizes the activity under the open market repurchase program for the stated periods:

	Nine Months Ended
	January 27, 2008	January 28, 2007
Shares repurchased in open market	22,800	253,400
Total cost of shares	$98,643	$888,568
Average cost per share	$4.33	$3.51

Through January 27, 2008 (excluding repurchases from Elex N.V., a related party, of 2.1 million shares at a total cost of approximately $8.7 million or an average cost of $4.17 per share), we have repurchased 4.7 million shares of our common stock under the board of directors’ authorized repurchase plans at a total cost of approximately $19.3 million or an average cost of $4.07 per share.  As of January 27, 2008, 4.0 million of authorized shares remained available for repurchase.

In the quarter ended January 27, 2008, we reacquired 12,501 shares to satisfy the statutory minimum tax withholding requirement for restricted stock that vested during the quarter.  The cost associated with the reacquisition was approximately $72,000 or an average cost of $5.74 per share.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of January 27, 2008 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual cash obligations
Operating leases	$768	$290	$319	$159	$—
Wafer purchases	9,907	9,907	—	—	—
Other purchase commitments	515	515	—	—	—
Total contractual cash obligations	$11,190	$10,712	$319	$159	$—

Our long-term income tax payable has been excluded from the table above because the timing of any future cash outflows is uncertain.  As discussed in Note 7—Income Taxes, we adopted the provisions of FIN 48 on April 30, 2007.  At January 27, 2008, we had approximately $1.2 million of gross unrecognized tax benefits that may be subject to examination by applicable tax authorities.  Although timing of the resolution and/or closure on audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Off-Balance Sheet Arrangements

As of January 27, 2008, we did not have any off-balance sheet arrangements.

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

Effects of Transactions with Related Parties

Elex N.V.

We purchase wafers fabricated at X-FAB Texas, Inc. (“X-FAB”), a majority-owned subsidiary of Xtrion N.V. (“Xtrion”), a Belgium holding company.  X-FAB was formerly owned by Elex N.V. (“Elex”), a Belgium holding company.  Elex’s ownership in X-FAB was transferred to Xtrion.  Roland Duchâtelet, the chairman and chief executive officer of Elex, serves as a member of our board of directors and is a major shareholder in both Elex and Xtrion.  The wafers provided by X-FAB include most of our analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries we utilize.  Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB.

During the nine months ended January 27, 2008 and January 28, 2007, we purchased $1.5 million and $824,000 of wafers, respectively, from X-FAB.  As of January 27, 2008 and April 29, 2007, the total amount due X-FAB was $363,000 and $68,000, respectively.  The terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Elex held approximately 4.6% of our outstanding shares of common stock as of January 27, 2008.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157.  However, the effective date for financial assets and liabilities remains intact.  We are currently evaluating the impact, if any, of adopting this standard on our financial position, results of operations and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, of adopting this standard on our financial position, results of operations and liquidity.

On December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact, if any, of adopting this standard on our financial position, results of operations and liquidity.

On December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact, if any, of adopting this standard on our financial position, results of operations and liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We do not use derivative financial instruments in our investment portfolio.  Our investment portfolio is generally comprised of U.S. government and U.S. government agency debt securities.  Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year.  These securities are subject to interest rate risk and could decline in value if interest rates fluctuate.  Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% change in interest rates would have an immaterial effect on our financial position, results of operations and cash flows through January 2009.

Foreign Currency Exchange Rate Risk.  All of our sales and a substantial majority of our manufacturing costs, research and development and marketing expenses are transacted in U.S. dollars.  Accordingly, our net profitability is not currently subject to material foreign exchange rate fluctuations.  Gains and losses from fluctuations in exchange rates have not been material to us to date.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of January 27, 2008, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are subject to a number of risks.  Some of these risks are endemic to the high-technology and semiconductor industry and are the same or similar to those disclosed in our previous SEC filings.  This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.  The risks and uncertainties set out below are not the only risks and uncertainties we face.  Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment.

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

Analog/mixed-signal products accounted for 14.9% and 8.4% of net revenues for the nine months ended January 27, 2008 and January 28, 2007, respectively.  We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times and a sales force that is still gaining experience selling these products.  We continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our analog/mixed-signal products will be accepted by many of our current customers and additional new customers.  Competition is intense and our ability to compete is impacted by our relatively limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products.  Many customers favor a vendor that offers a broad range of products.  If we are unable to realize more revenues from these products, our net revenues may not grow.  In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

It is our policy to fully write down all inventories that we do not expect to sell in a reasonable period of time.  During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products.  For example, we recorded inventory write down charges of $882,000 and $1.2 million for the nine months ended January 27, 2008 and January 28, 2007, respectively, which were partially offset by benefits of $401,000 and $358,000, respectively, relating to products that were written off in prior periods and sold during these periods.  Additionally, in the fourth quarter of fiscal 2007, we wrote down approximately $724,000 worth of inventory related to our product conversion from .80 micron to .35 micron technology and our transition to environmentally preferred lead-free products.  We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices.  To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

Distributors and resellers have accounted for a significant portion of our net revenues in the past.  For the nine months ended January 27, 2008 and January 28, 2007, Avnet represented 9.5% and 10.8%, respectively, of our net revenues.

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

We rely on third party subcontractors to assemble, test and ship our products to customers, which reduces our control over quality, delivery schedules and capacity.

We outsource assembly and approximately 50% of our test operations, as well as our inventory management function to subcontractors who are primarily located in Thailand and the Philippines.  We do not have long-term contractual arrangements with these subcontractors.  Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes.  Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with OEM customers and indirect sales channels and result in lower operating results.  Because we utilize the services of a group of assembly and test providers, this makes our operation highly complex, requiring a high degree of diligence in managing the costs of production and overall logistics of our manufacturing operations.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For the nine months ended January 27, 2008 and January 28, 2007, sales outside the United States accounted for approximately 92.2% and 91.3% of our net revenues, respectively.  We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future.  However, our international operations may be adversely affected by the following factors:

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

•                  trade restrictions;

•                  the effects of natural catastrophes, such as earthquakes and weather-related occurrences;

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

Additionally, our subcontracted presence in Thailand with Trio-Tech subjects us to additional risks associated with the value of the work-in-process and finished goods inventory located there, as well as the test equipment utilized in the operations at the Trio-Tech facility.  In fiscal 2007, we formed Catalyst Semiconductor (Thailand) Company Limited, a subsidiary in Bangkok, Thailand, to support our ongoing cost management efforts and increase test manufacturing throughput.

Our corporate tax rate may increase, which could adversely impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world and a substantial portion of our taxable income historically has been generated in these jurisdictions.  Currently, some of our operations are taxed at rates substantially lower than U.S. tax rates.  If our income in these lower tax jurisdictions were no longer to qualify for these lower tax rates, if the applicable tax laws were rescinded or changed, or if the mix of our earnings shifts from lower rate jurisdictions to higher rate jurisdictions, our operating results could be materially adversely affected.  While we are looking at opportunities to reduce our tax rate, there is no assurance that our tax planning strategies will be successful.  In addition, many of these strategies will require a period of time to implement.  Moreover, if U.S. or other foreign tax authorities were to change applicable foreign tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition and results of operations could be materially adversely affected.  We adopted the provisions of FIN 48 effective April 30, 2007.  FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The cumulative effect of the change in accounting principle, which was immaterial, was recorded as an adjustment to beginning retained earnings.

Environmental regulations such as the Waste Electrical and Electronic Equipment (“WEEE”) and Restriction of Use of certain Hazardous Substances (“RoHS”) directives may require us to redesign our products and to develop compliance administration systems.

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

As a result, we expect to continue to incur related expenses and to devote additional resources to Section 404 compliance.  In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis.  For example, in fiscal 2006 we experienced unanticipated delays in closing our books and completing our assessment of the effectiveness of our internal control over financial reporting as required by the Sarbanes-Oxley Act under Section 404.  As such, we were not able to file our Annual Report on Form 10-K by the original due date without unreasonable expense or effort.  Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting.  In the event that our principal executive officer, principal financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

Our ability to operate successfully depends upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel.

Our ability to operate successfully will depend, to a large extent, upon the continued service of certain key employees and the continued ability to attract and retain additional highly qualified personnel.  In May 2007, our Chief Financial Officer resigned.  In August 2007, we appointed David Eichler as our Chief Financial Officer and Vice President of Finance and Administration.  In February 2008, our Vice President of Worldwide Sales resigned; we are currently searching for a replacement.  Competition for personnel, particularly for highly skilled design, process and test engineers, is intense and we may not be able to retain or attract other highly qualified personnel.  In addition, there has been increased competition in Romania, making it more difficult to hire and retain qualified engineers at our design center.  We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our stockholders.  Our business, financial condition and results of operations could be materially adversely affected by the loss of or failure to attract and retain highly qualified personnel.

Our low-density flash memory products may become obsolete.

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products.  Flash memory products represented 3.9% and 7.0% of our net revenues for the nine months ended January 27, 2008 and January 28, 2007, respectively.  In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition.  Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand.  This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer.  We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it.  Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.  As of January 27, 2008, we have 27 patents granted and 18 applications pending in the United States and 16 patent applications pending in other countries.  Subsequent to January 27, 2008, we were granted four new patents in the United States and one of our patents expired.  The expiration dates of our patents range from March 2008 to December 2026.  We intend to seek further United States and international patents on our technology.  However, we cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage.  Our competitors may also be able to design around our patents.  The laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products.  Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology.  Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

•                  pay substantial damages as well as legal fees;

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

Many of our employees were previously employed at other companies, including our competitors or potential competitors.  Although we have no current or pending claims against us, we may be subject to claims that we have relied on information that these employees have inadvertently, or otherwise, disclosed trade secrets or other proprietary information of their former employers.  Litigation may be necessary to defend against these claims.  If we fail in defending such claims, in addition to paying monetary damages and incurring legal fees, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to develop new products, which could severely harm our business.  Even if we are successful, litigation could result in substantial costs and be a distraction to management.

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

•                  general economic conditions;

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

In the past, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock.  The company maintains directors and officers insurance to mitigate the impact of potential claims.  However, if any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit.  The lawsuit could also divert the time and attention of our management.

Item 2. Purchases of Equity Securities

In September 2001 and subsequent periods, our board of directors authorized programs for the open market repurchase of up to 5.5 million shares of its common stock.  In January 2008, our board of directors amended the current program and increased the aggregate number of authorized shares by 3.2 million.  The purpose of this share repurchase program is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock.  There were no repurchases during the three months ended January 27, 2008.  As of January 27, 2008, 4.0 million authorized shares remained available for repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

4.6.3 (1)	Form of Restricted Stock Unit Agreement.

10.85	Amended and Restated Employment Agreement dated February 26, 2008 between Gelu Voicu and Catalyst Semiconductor Inc.

10.93.1	Amendment to Severance Agreement dated February 26, 2008 between Sorin Georgescu and Catalyst Semiconductor, Inc.

10.94.1	Amendment to Severance Agreement dated February 26, 2008 between Irvin Kovalik and Catalyst Semiconductor, Inc.

10.95.1	Amendment to Severance Agreement dated February 26, 2008 between George Smarandoiu and Catalyst Semiconductor, Inc.

10.101.1	Amendment to Severance Agreement dated February 26, 2008 between David Eichler and Catalyst Semiconductor, Inc.

10.102.1	Amendment to Severance Agreement dated February 26, 2008 between Scott Brown and Catalyst Semiconductor, Inc.

10.103	Form of Severance Agreement.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2008	By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: March 12, 2008	By:	/s/ DAVID EICHLER
David Eichler
Vice President of Finance and Administration
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.6.3 (1)	Form of Restricted Stock Unit Agreement.

10.85	Amended and Restated Employment Agreement dated February 26, 2008 between Gelu Voicu and Catalyst Semiconductor Inc.

10.93.1	Amendment to Severance Agreement dated February 26, 2008 between Sorin Georgescu and Catalyst Semiconductor, Inc.

10.94.1	Amendment to Severance Agreement dated February 26, 2008 between Irvin Kovalik and Catalyst Semiconductor, Inc.

10.95.1	Amendment to Severance Agreement dated February 26, 2008 between George Smarandoiu and Catalyst Semiconductor, Inc.

10.101.1	Amendment to Severance Agreement dated February 26, 2008 between David Eichler and Catalyst Semiconductor, Inc.

10.102.1	Amendment to Severance Agreement dated February 26, 2008 between Scott Brown and Catalyst Semiconductor, Inc.

10.103	Form of Severance Agreement.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2008.