Form 10-K
period 2008-04-27
CATALYST SEMICONDUCTOR INC
filed 2008-07-03
CIK 899636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-21488

Catalyst Semiconductor, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0083129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2975 Stender Way, Santa Clara California	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 542-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	The NASDAQ Global Market LLC (The NASDAQ-GM)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-5 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 28, 2007, the last day of the registrant’s most recently completed second quarter, was approximately $51,975,171 based upon the last sales price reported for such date on the NASDAQ Global Market. For purposes of disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of Registrant’s Common Stock outstanding as of June 29, 2008 was 15,344,603.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K incorporate information by reference from portions of the registrant’s 2008 Definitive Proxy Statement to be filed no later than 120 days after the close of the fiscal year ended April 27, 2008.

CATALYST SEMICONDUCTOR, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 27, 2008

CATALYST SEMICONDUCTOR, INC.

EXPLANATORY NOTE

This annual report on Form 10-K for the year ended April 27, 2008 (the “Annual Report”), should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements, and Financial Statements and Supplementary Data included herein. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “projected,” “expects,” “believes,” “intends” and “assumes” and similar expressions are used to identify forward-looking statements. These statements are made based upon current expectations and projections about our business and the semiconductor industry, and assumptions made by our management are not guarantees of future performance, nor do we assume any obligation to update such forward-looking statements after the date this report is filed. Forward-looking statements contained in this Annual Report include, among others, statements relating to demand for and supply of our Company’s products; the downward pricing trends and average selling prices; the reduction of expenses related to our Thailand subsidiary; the increasing portion of our net revenues from analog/mixed-signal products; the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing, and our compliance with existing environmental regulations. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ materially from those included herein include, but are not limited to: the information contained under the captions “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1. Business

General

We incorporated in California in October 1985. In May 1993, we reincorporated in Delaware. Our principal executive offices are currently located at 2975 Stender Way, Santa Clara, CA 95054, our telephone number is (408) 542-1000 and our website is www.catsemi.com. Information contained on, or accessible through our website does not constitute a part of this report.

Our fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. We refer to the fiscal year ended May 2, 2004 as fiscal 2004, the fiscal year ended May 1, 2005 as fiscal 2005, the fiscal year ended April 30, 2006 as fiscal 2006, the fiscal year ended April 29, 2007 as fiscal 2007 and the fiscal year ended April 27, 2008 as fiscal 2008. Fiscal 2009 will be comprised of 53 weeks and will end on May 3, 2009.

Overview

We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal semiconductor products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We generally target high-volume markets for our cost-effective, high quality products.

In fiscal 2008 and 2007 our sales increased, driven by strong demand, particularly for our electrically erasable programmable read-only memory (“EEPROM”) and analog/mixed-signal products. In general, we expect the average selling price for a given memory product to decline over time, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products. Through periods of tight manufacturing capacity and cyclical downturns, we have demonstrated consistent long-term commitment to the memory products market.

Our business is less capital intensive than traditional semiconductor companies because we outsource the wafer fabrication, assembly and approximately 50% of the final testing of our products to third parties. We strive to maintain long-term relationships with our suppliers to ensure stability in our supply of products at a competitive cost. In addition, we maintain a supply of wafers in a die bank for selected products in an effort to alleviate any potential wafer capacity constraints.

We have leveraged our extensive experience in high-volume, reprogrammable memory products to develop complementary analog/mixed-signal products. We have strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania. We continue to make substantial investments in research and development to grow our line of analog/mixed-signal products, while also advancing our non-volatile memory products.

In fiscal 2007, we incorporated a subsidiary in Thailand that we expect will provide a majority of the inventory management and manufacturing final test functions that were previously subcontracted to a third party. This is expected to reduce our manufacturing cost and tax expense, as well as improve our control over the personnel and assets located in Thailand.

Industry Background

Semiconductor devices may be divided into three broad categories: analog, digital and mixed-signal. Analog products monitor and manipulate real-world signals such as sound, light, pressure, motion, temperature and electrical current. Digital circuits, such as microprocessors, use threshold voltages, which function as on and off switches expressed in binary code as ones and zeros. Digital components process and manipulate data, while the analog components condition the inputs or signals from the real world. Mixed-signal devices incorporate both analog and digital functions into a single semiconductor device. In most cases, these mixed-signal devices convert analog signals to digital signals or vice versa, or these devices may be used to improve the performance of a specific analog application. Non-volatile memory devices require certain building blocks that have analog characteristics included within them in order to perform their memory functions.

Our Strategy

We intend to continue to provide our customers with a reliable source of industry–standard, non-volatile memory products, while expanding our offering to include a broad range of analog/mixed-signal products. Our strategy includes the following:

Strengthen EEPROM Product Offering.    We intend to continue to develop EEPROM products and reduce our costs so we can continue to provide high quality, competitively priced products with a broad range of densities and voltages.

Broaden Industry-Standard Analog/Mixed-Signal Product Offerings.    We have developed, and continue to introduce a range of industry-standard analog/mixed-signal products that serve high-volume markets. Many of these utilize the same high-volume, low-cost assembly flow as our EEPROM products.

Expand Proprietary Analog/Mixed-signal Product Offerings.    We offer, and continue to introduce, a range of proprietary analog/mixed-signal products, which often integrate analog elements with reprogrammable non-volatile memory, such as digital programmable potentiometers, or DPPs, and microprocessor supervisors. Some of these proprietary products, including many of our LED drivers, incorporate patented, proprietary architectures that enable us to provide improved performance and/or higher efficiency compared to our competitors.

We intend to implement our strategies by:

•	leveraging our design portfolio and ongoing research and development activities;

•	expanding engineering resources in low-cost areas, such as our Bucharest, Romania engineering center;

•	expanding our design portfolio and intellectual property, and making selective acquisitions of complementary companies or technologies;

•	using third-party foundries to provide wafer fabrication for our products; and

•	developing our processes in a manner that permits the manufacture of our products in the fabrication facilities of different semiconductor foundries.

Our Competitive Strengths

We have two decades of experience in the design, testing and sale of reprogrammable, non-volatile memory products, including EEPROM and low-density flash memory. We believe we have established a brand name that our original equipment manufacturer (“OEM”) and distribution customers associate with cost-effective, high-quality products supported by excellent customer service.

We believe the following are our key competitive strengths:

High-Quality Design.    We have invested and intend to continue to invest substantial resources in research and development to improve our memory and analog/mixed-signal products. We have also refined, and plan to continue to refine our Quality Management systems to provide our customers with high quality products.

Expertise in High-Volume, Efficient Manufacturing.    The markets for our non-volatile memory products are characterized by high unit volumes sold at competitive prices. To reduce costs, we are developing successive generations of our memory products scaled to smaller process geometries, which is intended to result in reduced die sizes and lower cost per unit. We conduct the majority of our wafer testing operations in our Santa Clara, California headquarters and take other steps to maintain and improve the quality of our products. These efforts enable us to sustain high yield on our products. We use third-party contractors for a majority of our wafer manufacturing, packaging, shipping and for approximately 50% of our final test activities, in order to control our costs and to respond quickly to customer requests.

Long-Term, Established Foundry Relationships.    We have worked with OKI Semiconductor, Inc. (“OKI Semiconductor”), our primary foundry that is located in Japan, for more than 20 years. This long-standing foundry relationship has enabled us to optimize our designs for its high-volume and high-yield processes. To reduce our reliance on a single wafer foundry, we have developed our fabrication processes so that different foundry facilities can replicate them. We purchase volume shipments of our analog/mixed-signal products from a United States-based foundry. This facility can act as a second fabrication facility for some of our non-volatile memory products. We also purchase volume shipments from fabrication facilities in Taiwan and China, and regularly evaluate other foundries that may support the production of high-performance analog/mixed-signal products for us.

Comprehensive EEPROM Product Line.    We believe that we offer one of the most comprehensive lines of serial and parallel EEPROM products in the industry. Our EEPROM products support industry requirements and are available in a broad selection of densities and voltages. Our EEPROM product line incorporates a wide array of performance characteristics that electronic system manufacturers need, such as interfaces, memory densities, voltages and bus speeds.

Analog/Mixed-Signal Product Line.    We are leveraging our high-volume, low-cost EEPROM manufacturing flow across many of our analog/mixed-signal products. This enables us to be highly competitive, even in the price-sensitive commodity analog/mixed-signal markets. We also continue to rapidly develop and introduce proprietary analog/mixed-signal products, some of which have garnered industry awards over the past two years.

Intellectual Property.    As of April 27, 2008, we had a portfolio of 29 patents, including both fabrication process and product-related IP. This IP portfolio includes a proprietary charge-pump architecture that we have embedded in our line of Quad-Mode™ LEDs drivers to address the need for longer battery life in cell phones, digital cameras and other handheld devices; a unique switching architecture incorporated in our new line of step-down, or buck, inductor-based LED drivers to provide a more power-efficient solution for high-power household, commercial and automotive lighting products; and Quantum Charge Programmable™ (QPC) technology incorporated in many of our supervisor products to address the need for power and cost savings in a wide range of electronic products. This QPC intellectual property allows us to replace complex voltage references with a simpler, smaller and lower-power analog cell derived from our EEPROM IP. QPC technology gives us competitive advantages, including more efficient manufacturing, faster response to customer requirements, reduced lead times and lower inventory overhead.

Configurable Analog.    Our QPC technology is central to our ‘configurable analog’ vision: to enable a new level of adaptability and performance for analog integrated circuits that sense, create or analyze a voltage. Our patented QPC technology (already incorporated in many of our supervisor products) enables us to replace complex references with a simpler, smaller and lower power analog cell derived from our EEPROM intellectual property. Customers require different voltage settings for voltage management chips, depending on their end product. We believe the true value of our QPC technology is that it allows us to configure the voltage to meet any requirement a customer may have, and we can configure it very late in our production flow. Analog suppliers with “traditional” technology cannot do this. They still need to manufacture multiple voltage variations of products and maintain inventories of each option, to attempt to meet customers’ divergent requirements. We believe QPC technology gives us significant advantages over our competitors, including more efficient manufacturing, faster response to customer requirements, reduced lead times and dramatically lower inventory overhead.

Diverse End Markets and Applications.    Through direct and indirect sales channels, we sell our products in a variety of end markets, including consumer, computing, communications, industrial and automotive. Due to the diversity of our markets and applications, we are not dependent on any individual industry or end-user product. In addition, we believe we have the opportunity to take advantage of the markets and growth in any of the industries we serve and we continue to develop products in the growth areas of these markets, such as LED drivers and power management.

Strong Customer Base.    We have relationships with many customers, including large OEMs through direct sales, distributors and resellers. During fiscal 2008, we served more than 3,200 end customers. Through our collaborations with OEM customers in an interactive product design and development process, we have established durable relationships, solidified our customer base and defined the next generation of our products. Consequently, we believe that we are well positioned to continue to sell our existing and future analog/mixed-signal products to these customers, which could use many of these products in conjunction with our memory products.

Products and Markets

Non-Volatile Memory Products Overview

The principal distinguishing characteristic of non-volatile memory is that it does not require a continuous application of power to retain data, while volatile memory such as dynamic random access memory, or DRAM, requires continuous power. Electronic systems primarily use non-volatile memory to store critical data when the power to the system is turned off. Virtually all electronic systems that use a digital processor or controller, including personal computers, printers, cellular handsets, digital cameras, optical networks, wireless local area networks, digital set-top boxes and automotive systems, incorporate non-volatile memory products such as EEPROM and/or flash memory. Many electronic systems use a combination of volatile and non-volatile memory.

Flash memory provides significant programming flexibility to system designers at a higher density than EEPROM. For low-density memory used in high volume applications, flash memory is not cost effective relative to EEPROM. Because of its limitations and cost at low densities, flash memory is not used in certain system critical applications.

The EEPROM market is characterized by high unit volumes sold at relatively low per unit prices. All suppliers in the EEPROM market have relatively weak pricing power because of the interchangeability of available vendors’ parts. EEPROM prices are largely a function of the demand for the electronic devices in which they are incorporated, available memory manufacturing capacity, product availability, and memory density.

Parallel and Serial EEPROM

We offer a broad range of serial EEPROM products compatible with the three popular industry standard bus interface protocols: the inter-integrated circuit, or I2C, bus interface, originally created by Philips Electronics N.V. and now an industry standard; the Microwire interface protocol; and the serial peripheral interface, or SPI, bus protocol originally created by Motorola, Inc., and now an industry standard. We offer products in a wide variety of densities from 1 kilobit, or Kbit, to 256 Kbit, and voltage ranges from 1.8 volts to 6.0 volts. Serial EEPROM products are used in many applications to store user reconfigurable data. Some of the more common applications are LCD televisions, digital video recorders, cordless phones, laser printers, memory modules for computers, disk drives, remote controls and various automotive applications.

We offer both standard 5.0 volt and 3.3 volt parallel EEPROM, the latter of which meets most battery operated application requirements. We offer products with a broad range of densities, from 16 Kbit to 512 Kbit. Parallel EEPROM provides faster transfer rates than serial EEPROM, which transfers data through a single port. Because of the higher number of drivers and packaging, Parallel EEPROMs are larger and more costly to manufacture than serial EEPROMs. Therefore, parallel EEPROMs are used primarily in high-performance applications such as point of sale terminals, industrial controllers, local area network adapters and telecommunication switches.

Flash Memory

We currently offer a small number of densities in our line of flash memory products, which is a legacy business. We offer Intel-licensed flash memory devices in densities ranging from 512 Kbit to 2 megabit, or Mb. This family includes Intel-licensed boot block and bulk erase technologies available in 1 Mb and 2 Mb densities.

Analog/Mixed-Signal Products Overview

Analog/mixed-signal products are generally used to condition and monitor a signal, or provide power to an electronic system. While non-volatile memory products are often considered digital semiconductor devices, analog/mixed-signal devices incorporate certain high-performance analog blocks. In recent years we have taken many of these analog functions and developed stand-alone analog products. Devices used to condition and monitor a signal are often referred to as signal path products, while components used to provide power to the system are referred to as power management products.

Signal path products, such as supervisors and digital potentiometers, are used to condition or monitor a signal. Input output (I/O) interface bus products provide an interface to the outside world.

Power management products control and regulate the amount of power delivered to an electronic system. These products include direct current to direct current (DC to DC converters) in the form of switching regulators or low dropout voltage regulators. Light emitting diode drivers, or LED drivers, are a specialized form of DC to DC converter that accurately control the brightness of LEDs by controlling the power supplied to them.

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

High-Power LED Drivers.    We introduced the first device in our new family of high-power LED drivers, also called buck LED drivers, in fiscal 2008. This new family of LED drivers is designed to address the quickly emerging markets for high-power household, commercial and automotive lighting products. These devices provide a significantly smaller and far more power-efficient “green” alternative to linear regulators, which traditionally have been used to control these high-brightness lighting applications. The first device (CAT4201) is optimized for driving high-brightness, 350mA LEDs at up to 94% efficiency and incorporates our patent-pending switching control scheme, which reduces system complexity and improves efficiency by providing better inductor control and eliminating the need for a dedicated heat sink.

DC to DC Converters.    Converting one direct current voltage to another within an electronic system is a common requirement in electronic products, particularly in battery powered products where the power available from the batteries will decline over time and use. Our DC to DC converters allow smooth, regulated operation of a system throughout the battery life. Our first-generation DC to DC converters are pin compatible with industry standard circuits.

LDO Regulators.    Low drop-out (“LDO”) regulators are a type of linear DC to DC converter. LDO regulators allow the source voltage to approach that of the regulated output voltage, which can improve efficiency in some systems and extend the useable battery life in most battery power equipment. Our first generation of LDO regulators is compatible with industry-standard devices.

Supervisor Products with EEPROM.    We have a family of microcontroller supervisor products, which combine serial EEPROM with the reset and watchdog functions required by many microcontrollers to ensure safe sustained operation and allow systems to recover more efficiently from power disruptions. These products integrate two functions in the same package to provide savings in printed circuit board space and component costs. Currently, we offer 1 Kbit, 2 Kbit, 4 Kbit, 8Kbit, 16 Kbit, 32 Kbit and 64 Kbit of EEPROM with embedded supervisory functions.

Supervisor Products without Memory.    We also have one of the broadest offerings of stand-alone, multi-industry general purpose supervisory products, many of which incorporate our proprietary QPC technology to address the need for power and cost savings in a wide range of electronic products.

Digitally Programmable Potentiometers (DPP™).    We have a number of solid-state DPP products, which replace mechanical potentiometers used to fine tune and trim electronic circuitry in a variety of applications. DPP products are built using the same processes as our EEPROM products. Our DPP products have been included in interactive game consoles, digital cameras and optical transceivers.

Bus Products.    Our I/O expanders are used to connect the digital control bus in embedded systems to the external user interface. They can be configured to accept inputs, for example buttons on a control panel, or they can be configured to drive outputs, for example the lights in a display. They are popular in systems that use low-cost microcontrollers with a limited number of I/O pins, where they expand the number of inputs or outputs the system can support. Our I/O expanders are direct alternatives to existing popular products.

Sales and Marketing

We market and sell our products through our direct sales force and sales representatives to OEMs, and indirectly through distributors and resellers who sell to their end customers. Indirect sales represented 60.2%, 56.8% and 60.2% of net revenues in fiscal 2008, 2007 and 2006, respectively. Our total customer base, including OEMs and end-customers of our distributors and resellers, has been relatively diverse and during fiscal 2008 consisted of more than 3,200 end customers. We currently have approximately 46 distributors and resellers.

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

Currently, we have five distributors and one reseller in North and South America, four distributors and 11 resellers in Europe and Africa, and six distributors and 19 resellers throughout Asia to support our global business. These firms work with our regional sales managers in developing new opportunities, providing technical support and offering other value-added services.

Distributors and resellers have accounted for a significant portion of our net revenues in the past. For fiscal 2008, the Yosun Group, a Taiwan-based distributor with offices throughout Asia, represented 11.6% of our net revenues. For fiscal 2007 and 2006, Avnet, Inc., an international distributor, represented 10.3% and 11.8%, respectively, of our net revenues.

We often seek to develop strategic relationships with major OEMs and other customers by providing a high level of customer support and rapid problem solving. We also seek to work closely with some customers to provide solutions to address their specific requirements.

Our marketing activities consist of several key components:

•	setting product strategy by identifying attractive markets that are a good fit with the company’s competencies, developing product roadmaps and defining products to meet the needs of those markets;

•	interacting directly with customers, sales representatives and distributors to promote existing products and to gain knowledge to be applied in the definition of future devices;

•	providing training and supporting collateral necessary to enable our sales force to effectively promote and sell our products;

•	securing press coverage in trade, technical and business publications through press releases, editorial meetings and submitted articles;

•	providing key product, design support and qualification information on our website;

•	publishing application notes and journal articles to support the design-in of products;

•	developing dedicated demonstration and evaluation boards to assist customer designers in evaluating our products in their systems; and

•	attending relevant industry-related trade shows.

Our sales are primarily initiated by purchase orders received from our customers and are typically shipped within a few weeks of receiving the order. Cancellations of customer orders and distributor price protection, both of which are standard semiconductor industry practices, could result in the loss of future net revenues without allowing us sufficient time to reduce our inventory and operating expenses.

Sales to customers outside the United States comprised approximately 92.1%, 92.1% and 88.2% of our net revenues for fiscal 2008, 2007 and 2006, respectively. All sales of our products are denominated in U.S. dollars.

Research and Development

We have made, and expect to continue to make substantial investments in research and development and to participate in the development of new and existing industry standards. As of April 27, 2008, our research and development group consisted of 29 engineers and technical staff working in Santa Clara, California and 59 engineers and technical staff working in Bucharest, Romania.

For fiscal years 2008, 2007 and 2006, we had research and development expenses of $8.8 million, $7.8 million and $7.5 million, respectively.

Our memory engineering group develops non-volatile memory products. Our analog/mixed-signal development group develops products with logic as well as analog circuitry contents. We also routinely design and develop high performance analog and mixed-signal functions using EEPROM technology. Our technology development group develops advanced processes in cooperation with our foundries and also supports the design engineers with device modeling and characterization. Our computer aided design engineering group supports the design tools used by our design and layout engineers and converts the design data into mask-shop usable format. Our test engineering group develops test programs for validating the electrical performance of our products in wafer and packaged form.

Intellectual Property

We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. As of April 27, 2008, we held 29 patents, and had 17 applications pending in the United States and 18 patent applications pending in other countries. Subsequent to April 27, 2008, one of our patents expired. The expiration dates of our patents range from August 2008 to December 2026. As a result of the rapid changes in technology, the lives of these patents will likely last longer than the economic lives of the technologies they cover. We also have a number of trademarks. There can be no assurance that our pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors. We also protect our numerous original mask sets under U.S. and foreign copyright laws.

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

We may become involved in patent or other intellectual property disputes or actions. Occasionally, we may receive letters alleging patent infringement or inviting us to take a license to other parties’ patents. We evaluate these letters on a case-by-case basis. Offers such as these may lead to litigation if we reject the opportunity to obtain the license or reject the other party’s demands. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

Manufacturing

We have established close relationships with our foundry suppliers for our wafer fabrication in an effort to ensure stability in our supply of products and focus our internal efforts on product design and sales. Most of our designs are manufactured using processes developed jointly by us and our foundry partners. OKI Semiconductor currently manufactures a majority of our high-volume production products. X-FAB Silicon Foundries N.V. (“X-FAB”) currently manufactures most of our analog/mixed-signal products, as well as some of our EEPROM products. Our other foundry partners in Taiwan and China also manufacture analog/mixed-signal products for us.

We endeavor to develop our processes in a manner that permits the portability of our manufacturing processes. In June 2008, we signed a Wafer Supply Agreement with OKI Semiconductor which provides for manufactured wafers for a period of five years and two successive two-year options at prices as determined according to terms in the agreement. However, we currently purchase wafer supplies on a purchase order basis. We also maintain a die bank of wafers in order to be able to respond to customer orders quickly and to attempt to manage our exposure to changes in manufacturing capacity and wafer costs.

We have wafer sorting operations in-house to control quality and improve yields. We perform circuit assembly and testing of packaged parts primarily through our subcontractors located in Southeast Asia. In the assembly process, the wafers are separated into individual die, which are then assembled into packages. The packaged devices are further tested and inspected pursuant to our Quality Assurance Program prior to shipment to our customers. The majority of our assembly and approximately 50% of our final test services are provided by subcontractors located in Thailand and in the Philippines and, to a lesser degree, we also utilize assembly and test services provided by companies in Malaysia, Taiwan and China. We also subcontract certain production planning, test engineering, inventory management, shipping and tape and reel activities to a subcontractor in Thailand. In fiscal 2008, our wholly owned subsidiary in Thailand began operations and performed final test for 50% of our production by year end.

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

In addition, the use and disposal of electronics is under increasing scrutiny and various countries have begun to adopt regulations such as the European Union’s (EU’s) Waste Electrical and Electronic Equipment (“WEEE”) and the EU and China’s Reduction of the use of certain Hazardous Substances in electrical and electronic equipment (“RoHS”) directives, which could require us to both redesign our products to comply with the standards and develop compliance administration systems. We expect additional countries and locations to adopt similar regulations in the future, which may be more stringent than the current regulations. Currently however, we believe the majority of our commercial products are compliant with the existing regulations.

REACH (Registration, Evaluation, Authorization and Restriction of Chemicals) is a new EU regulation in effect as of June 1, 2007. This is the strictest law to date regulating chemical substances and will impact industries worldwide, including the semiconductor industry. The goal of REACH is to improve the protection of human health and the environment, as well as enhance the competitiveness of the EU chemical industry. Catalyst plans to comply with the REACH regulations and has already initiated the process with our assembly suppliers.

Information for both our facility and product compliance to these environmental regulations is available for download from our website at www.catsemi.com.

While we believe we are compliant with the current environmental regulations. There can be no assurance that changes in such regulations will not impose the need for additional inventory write-downs, capital equipment or other requirements. In fiscal 2007, we wrote off approximately $1.0 million of inventory that was considered excess in response to our transition to lead-free packaging. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Any failure by us to adequately restrict the discharge of hazardous substances could subject us to future liabilities or could cause our manufacturing operations to be suspended.

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

We also manufacture low density flash memory products, which represent a small sub-segment of the flash memory market. This sub-segment has been characterized by reduced demand for low density memory, which has resulted in lower product availability and higher cost, due to the shift by most customers to the larger flash memory sizes that we do not offer. This is a legacy business for us.

We currently compete in the analog/mixed-signal product market on the basis of product performance, product availability, price and customer support. The analog and mixed-signal industry is highly fragmented with competition varying within the applicable product and market segments and sub-segments, including: Fairchild Semiconductor International, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor and Texas Instruments Incorporated.

Seasonality

The semiconductor industry is increasingly characterized by seasonality and wide fluctuations in supply and demand. Since a significant portion of our revenue is from consumer markets and international sales, our business may be subject to seasonally lower revenues in certain quarters of our fiscal year. The industry has also been impacted by significant shifts in consumer demand due to economic downturns or other factors, which may result in diminished product demand and production over-capacity. In recent periods, weakness in the United States housing market and general economic conditions have had a more significant impact on our results than seasonality, and has made it difficult to assess the impact of seasonal factors on our business.

Employees

As of April 27, 2008, we had a total of 249 full-time employees worldwide, including 88 in research and development, 45 in sales and marketing, and 116 in operations, executive and administrative functions. In fiscal 2008 we expanded the operations group in our wholly owned subsidiary in Thailand by approximately 70 employees. Our future success will depend on our ability to attract, train, retain and motivate highly qualified employees. Our employees are not represented by any collective bargaining organization or labor unions. We have never experienced any work stoppage and believe that our employee relations are favorable.

Executive Officers

Set forth below is certain information as of April 27, 2008, regarding each of our executive officers who held positions as of the date we filed this report. There are no family relationships among any of our directors and executive officers.

Name	Age	Principal Occupation
Gelu Voicu	58	President, Chief Executive Officer and Director

David Eichler	59	Vice President of Finance and Administration and Chief Financial Officer

Sorin Georgescu	56	Vice President of Technology

Irvin W. Kovalik	70	Vice President of Strategic Accounts

George Smarandoiu	61	Vice President of Engineering

Scott Brown	41	Vice President Marketing for Analog/Mixed-Signal Products

Mr. Voicu is our President and Chief Executive Officer, a position he has held since October 2002. Other management positions held with us since his joining in 1993 include Executive Vice President and Chief Operating Officer, Vice President of Engineering and Manufacturing and flash product line director. Mr. Voicu also serves as one of our board members. Prior to joining us, Mr. Voicu was with Cypress Semiconductor, Inc. a semiconductor company, most recently as senior product engineer. Mr. Voicu holds an MS degree in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

Mr. Eichler is our Vice President of Finance and Administration and Chief Financial Officer, a position he has held since August 2007. Prior to joining us, in 2006, he was Senior Vice President and Chief Financial Officer for Phoenix Technologies Ltd., a firmware company for personal computers and other computing devices. From 2005 to 2006, Mr. Eichler was Vice President of Finance and Chief Financial Officer at Intellisync Corporation, and from 2004 to 2005, he was Vice President of Finance and Chief Financial Officer of SiNett Corporation, an integrated chip and software company in the wireless network market. Prior to that, he had been the Vice President and Chief Financial Officer of Tripath Technology, Inc., a fabless semiconductor company, from 2002 to 2004. He is a certified public accountant and received his BS degree in Accounting from Northeastern University and MBA degree from the University of California, Los Angeles.

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

Dr. Smarandoiu is our Vice President of Engineering, a position he has held since January 2008. He joined us in October 2002 as Vice President of Product Design. He has over 20 years of analog, system-on-a-chip and non-volatile memory integrated circuit development experience. From 1992 to 2002, he was employed at Atmel Corporation, a semiconductor company, and served most recently as Atmel’s director of mixed-mode product development. From 1981 to 1992, he was employed by SEEQ Technology, a semiconductor company that was acquired in 1999 by LSI Logic Corporation. At SEEQ he attained the position of director of memory design and was responsible for the development of EEPROM and FLASH products. He received a M.S. and Ph.D. in Electrical Engineering from the University of California, Berkeley.

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

Website Postings

We file electronically with the Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement and related amendments pursuant to Section 13 or 15(d) of the Securities Exchange Act. Those reports and statements (1) may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s internet site (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website (www.catsemi.com) as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Information regarding the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of such documents may be requested by contacting our Investor Relations Representative at (408) 542-1051 or by sending an e-mail through the Investor Relations page on our website. We have adopted a Code of Business Conduct and Ethics as a guide to help our employees and directors make the best ethical decisions possible which all employees and directors are expected to adhere to. Additionally, our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions and responsibilities have also been asked to adhere to a specific Code of Ethics. We have posted our Code of Business Conduct and Ethics on our website. Any future amendments to, or waiver from, a provision of this code will also be posted to our website. The information in or that can be accessed through our website is not part of this Annual Report.

Item 1A.	Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the high-technology and semiconductor industry and are the same or similar to those disclosed in our previous SEC filings. This section should be read in conjunction with the consolidated financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. The risks and uncertainties set out below are not the only risks and uncertainties we face. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. The information included in this Annual Report is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.

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

•	changes in our product mix including product category, density, package type, lead content or voltage;

•	inadequate visibility of future demand for our products;

•	timing of new product introductions and orders for our products;

•	increases in expenses associated with new product introductions and promotions, process changes and/or expansion of our sales channels and audit fees to comply with new accounting regulations;

•	increases in wafer prices due to increased market demand and other factors;

•	increases in prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	fluctuations in manufacturing yields;

•	gains or losses of significant OEM customers or indirect channel sellers, such as distributors or resellers;

•	increases in costs associated with evaluating strategic alternatives or merger or acquisitions;

•

changes in our accounting principles as a consequence of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”); and

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

Analog/mixed-signal products accounted for 15.0%, 8.9% and 7.6% of net revenues for fiscal 2008, 2007 and 2006 respectively. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times and a sales force that is still gaining experience selling these products. We continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our analog/mixed-signal products will be accepted by many of our current customers and additional new customers. Competition is intense and our ability to compete is impacted by our relatively limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. Many customers favor a vendor that offers a broad range of products. If we are unable to realize more revenues from these products, our net revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

We have in the past been unable and in the future we may be unable to obtain sufficient quantities of wafers from our current foundry suppliers to fulfill customer demand.

We currently purchase a majority of our production wafers from two foundries, OKI Semiconductor and X-FAB. In June 2008, we signed a wafer supply agreement with OKI Semiconductor for a five year period. However, OKI Semiconductor recently announced the spin-off of its semiconductor unit and transfer of 95% of the new company’s shares to Rohm Co. Ltd. Although we do not expect this to materially affect our relationship with OKI Semiconductor, our business could be adversely affected by this development. In addition, we do not presently have a wafer supply agreement with X-FAB and instead purchase wafers on a purchase order and acceptance basis. To address our wafer supply concerns, we plan to continue expanding our foundry capability by qualifying our products in multiple fabrication plants owned by our current and other suppliers. As the need arises, from time to time, we may pursue additional wafer sources. However, we cannot be certain that these efforts will provide us with access to adequate capacity in the future at costs which will enable us to remain profitable. Even if such capacity is available from another manufacturer, the qualification process and time required to make the foundry fully operational for us could take many months or longer and be subject to other factors described below and the prices could be materially higher. Our business, financial condition and results of operations could be materially adversely affected by:

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

It is our policy to fully write down all inventories that we do not expect to sell in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products. For example, we recorded inventory write down charges of $1.2 million, $2.2 million and $1.0 million for fiscal 2008, 2007 and 2006, respectively, which were partially offset by benefits of $631,000, $575,000 and $794,000, respectively, relating to products that were written off in prior periods and sold during these periods. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

We market and distribute our products primarily through independent distributors and resellers, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties. During fiscal 2008, 2007 and 2006, distributors and resellers accounted for approximately 60.2%, 56.8% and 60.2% of our net revenues, respectively. In fiscal 2008, Yosun, a Taiwan-based distributor with offices throughout Asia, represented 11.6% of our net revenues. For fiscal 2007 and 2006, Avnet, another distributor, represented 10.3% and 11.8%, respectively, of our net revenues.

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

We outsource assembly and approximately 50% of our final test operations to subcontractors who are primarily located in Thailand and the Philippines. We do not have long-term contractual arrangements with these subcontractors. Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes. Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with OEM customers and indirect sales channels and result in lower operating results. Because we utilize the services of a group of assembly and test providers, this makes our operation highly complex, requiring a high degree of diligence in managing the costs of production and overall logistics of our manufacturing operations.

We could experience disruption of our business as we decrease our dependence on third party subcontractors to conduct our final test operations.

As we transition from third party subcontractors to utilizing our own subsidiary, Catalyst Semiconductor Thailand Company Limited near Bangkok, Thailand, to support our on-going cost management efforts and to provide approximately 50% of our final test operations, we may encounter an interruption in our supply chain or an unanticipated increase in costs, which could delay or decrease our revenue or harm our business.

International sales comprise a significant portion of our product sales, which exposes us to foreign political and economic risks.

For fiscal 2008, 2007 and 2006, sales outside the United States accounted for approximately 92.1%, 92.1% and 88.2% of our net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

•	greater fluctuations in demand for our products due to the increased sensitivity to pricing changes in certain markets, particularly Asia;

•	longer payment cycles;

•	fluctuations in exchange rates, particularly any strengthening of the U.S. dollar versus other currencies;

•	general economic conditions;

•	imposition of government controls;

•	difficulties in staffing international operations;

•	political, socioeconomic and financial instability, such as the military actions in Afghanistan and Iraq;

•	trade restrictions;

•	the effects of natural catastrophes, such as earthquakes and weather-related occurrences;

•	the impact of communicable diseases, such as severe acute respiratory syndrome and avian bird flu; and

•	changes in regulatory requirements.

Our business is also subject to other risks because of our engineering design center in Romania, our operations in Thailand, and our relationships with foreign manufacturing, assembly and test subcontractors in Thailand and the Philippines. These risks include, but are not limited to, foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. In fiscal 2007, we incorporated a new subsidiary, Catalyst Semiconductor Thailand Company Limited near Bangkok, Thailand, to support our on-going cost management efforts and to provide approximately 50% of our final test operations.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in the value of the U.S. dollar. When we incur a cost denominated in a foreign currency we may pay more dollars than initially anticipated if that local currency strengthens against the dollar before we pay costs. Consequently, in addition to reducing our revenues or increasing our costs, this risk can negatively affect our operating results. We do not currently hedge against any foreign currency exchange rate risks.

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

Environmental regulations such as WEEE, RoHS and REACH directives may require us to redesign our products and to develop compliance administration systems.

Various countries have begun to require companies selling a broad range of electrical equipment to conform to regulations such as the WEEE, RoHS and REACH directives and we expect additional countries and locations to adopt similar regulations in the future. New environmental standards such as these could require us to redesign our products in order to comply with the standards, and require the development of compliance administration systems. We have already invested significant resources into developing compliance tracking systems, and further investments may be required. Additionally, we may incur significant costs to redesign our products and to develop compliance administration systems; however, alternative designs may have an adverse effect on our gross profit margin. If we cannot develop compliant products timely or properly administer our compliance programs, our revenues may decline due to lower sales, which would adversely affect our operating results. Compliance in these regulations may also impose impact cash flow through the need for additional capital equipment or other requirements.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting and cannot be certain that our internal control over financial reporting will be effective or sufficient in the future.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.

As a result, we expect to continue to incur related expenses and to devote additional resources to Section 404 compliance. In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis. For example, in fiscal 2006 we experienced unanticipated delays in closing our books and completing our assessment of the effectiveness of our internal control over financial reporting as required by the Sarbanes-Oxley Act under Section 404. As such, we were not able to file our Annual Report by the original due date without unreasonable expense or effort. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. In the event that our principal executive officer, principal financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

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

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 3.9%, 6.5% and 8.3% of our net revenues for fiscal 2008, 2007 and 2006, respectively. In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it. Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

We are not protected by long-term contracts with our customers.

We do not typically enter into long-term contracts with our distributors and resellers, and we cannot be certain as to future order levels from them. In the event one of our major distributors fails to place their usual orders in a quarter, it is unlikely that we will be able to rapidly replace that revenue source, which would be harmful to our financial results.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. As of April 27, 2008, we had 29 patents granted, 17 applications pending in the United States and 18 patent applications pending in other countries. Subsequent to April 27, 2008, one of our patents expired. The expiration dates of our patents range from August 2008 to December 2026. We intend to seek further United States and international patents on our technology. However, we cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	variations in our results of operations;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	our failure to achieve the operating results anticipated by analysts or investors;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

•	general economic conditions;

•	international political, socioeconomic and financial instability, including instability associated with military action in Afghanistan, Iraq or other conflicts;

•	releases or reports by or changes in security analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.

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

Our principal administrative, sales, marketing, research and development and sort facility are located in a 41,965 square-foot building in Santa Clara, California that we purchased on March 16, 2006. In addition, we have a research and development facility in Bucharest, Romania consisting of 25,800 square feet, which we purchased in August 2004. We lease sales office space in East Dundee, Illinois; Shanghai and Shenzhen, China; Oxford, United Kingdom; Munich, Germany; Yokohama, Japan; Singapore; Seoul, South Korea; and Taipei, Taiwan; and an operations site near Bangkok, Thailand. We believe that our existing facilities are adequate to meet our current needs and that additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not party to any material legal proceedings as of the date of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 27, 2008.

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

	Price Range
	High	Low
Fiscal year ended April 27, 2008
First Quarter	$4.98	$3.69
Second Quarter	7.92	3.96
Third Quarter	6.48	3.16
Fourth Quarter	5.69	3.50
Fiscal year ended April 29, 2007
First Quarter	$5.01	$3.23
Second Quarter	3.70	3.20
Third Quarter	3.70	3.13
Fourth Quarter	3.84	3.14

As of April 27, 2008, there were approximately 143 holders of record of our common stock, excluding those persons holding shares in street or nominee name. The actual number of our stockholders is greater than this number of holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Our Stock

The following table sets forth certain information regarding purchases by us of shares of our common stock during the fourth quarter of fiscal 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
February 2008	311,792	$4.46	311,792	3,688,208
March 2008	298,200	4.88	298,200	3,390,008
April 2008	863,508	5.46	863,508	2,526,500

Total	1,473,500	$5.13	1,473,500

(1)	In September 2001 and subsequent periods, our board of directors authorized programs for the open market repurchase of up to 5.5 million shares of its common stock. In January 2008, our board of directors amended the current program and increased the aggregate number of authorized shares by 3.2 million. Through April 27, 2008 (excluding repurchases of shares from Elex N.V.) we have repurchased 6,222,815 shares under the authorized repurchase programs at a total cost of $26,902,344 or an average cost of $4.32 per share. See “Note 3—Stock-based Compensation” in Part IV, Item 15(a)(1) of this Annual Report.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock from April 27, 2003 to April 27, 2008 to the cumulative total return over such period of (i) the S&P 500 Index and (ii) the S&P Semiconductors Index. The graph assumes that $100 was invested on April 27, 2003 in our common stock and in each of the other two indices and the reinvestment of all dividends, if any.

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent that Catalyst specifically incorporates it by reference into any such filing. The graph is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among Catalyst Semiconductor, Inc., the S&P 500 Index

and the S&P Semiconductors Index

	Cumulative Total Return
	April 2003	April 2004	April 2005	April 2006	April 2007	April 2008
Catalyst Semiconductor, Inc.	$100.00	$265.45	$168.00	$174.55	$137.82	$154.91
S&P 500	100.00	122.88	130.66	150.81	173.79	165.66
S&P Semiconductors Index	100.00	138.26	125.82	142.81	140.85	130.33

Copyright	© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto in this Annual Report. Historical results are not necessarily indicative of results to be expected in the future.

	Fiscal Year Ended
	April 27, 2008(1)	April 29, 2007(1)	April 30, 2006	May 1, 2005	May 2, 2004(2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$75,933	$66,350	$60,217	$62,320	$63,538
Cost of revenues	47,215	44,238	36,900	35,852	37,375

Gross profit	28,718	22,112	23,317	26,468	26,163
Research and development	8,773	7,844	7,472	7,910	7,130
Selling, general and administrative	17,064	15,748	13,445	13,696	11,453

Income (loss) from operations	2,881	(1,480)	2,400	4,862	7,580
Interest income and other, net	1,373	1,339	1,175	732	379

Income (loss) before income taxes	4,254	(141)	3,575	5,594	7,959
Income tax provision (benefit)	1,344	288	1,019	1,773	(1,408)

Net income (loss)(1)(2)	$2,910	$(429)	$2,556	$3,821	$9,367

Net income (loss) per share:
Basic	$0.18	$(0.03)	$0.15	$0.22	$0.57

Diluted	$0.17	$(0.03)	$0.14	$0.20	$0.48

Weighted average common shares:
Basic	16,349	16,341	16,685	17,507	16,567

Diluted	17,526	16,341	18,220	19,485	19,411

(1)	In fiscal 2008 and 2007, our net income was negatively impacted by $1.4 million and $1.7 million of after-tax stock-based compensation expense, respectively, due to our adoption of SFAS No. 123(R).

(2)	In fiscal 2004, our net income was favorably impacted by $4.7 million due to the reversals of our tax valuation allowance.

	April 27, 2008	April 29, 2007	April 30, 2006	May 1, 2005	May 2, 2004
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,625	$28,658	$29,139	$33,793	$33,809
Total working capital	40,815	42,127	43,268	48,084	46,338
Total assets	71,586	69,212	70,420	70,061	66,865
Total current liabilities	14,100	10,957	12,890	12,193	12,877
Non-current tax liability	166	—	—	—	—
Stockholders’ equity	57,320	58,255	57,530	57,868	53,988

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in Part I. Item 1A “Risk Factors” and elsewhere in this Annual Report and similar discussions in our other filings with the SEC. These forward-looking statements include, but are not limited to: the statements relating to demand for and supply of our Company’s products; the statements relating to downward pricing trends and average selling prices; the statements relating to reduction of expenses related to our Thailand subsidiary; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing, and statements relating to our compliance with existing environmental regulations. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In addition, historical information should not be considered an indicator of future performance. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur, except as required by law.

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

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power. Average selling prices of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets. In fiscal 2007, we experienced an increase in total unit volume sold to end customers, driven by strong demand particularly for our EEPROM and analog/mixed-signal products. This continued in the first and second quarters of fiscal 2008. However, during the third and fourth quarters of fiscal 2008, net revenues decreased by 13.9% and 1.8% sequentially from second quarter net revenues of $20.7 million, due in large part to the seasonality of our business and challenging market conditions. On a year-to-year basis, net revenues increased by $9.6 million or 14.4%. In general, we expect the average selling price for a given memory product to decline over time, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries to develop more cost-effective products, as well as with other vendors to increase our manufacturing efficiency.

We have leveraged our extensive experience in high volume, reprogrammable memory products to develop complementary analog/mixed-signal products that offer our customers a more complete system solution. We have strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania and by hiring additional engineers in Romania and in our Santa Clara, California headquarters. We continue to make substantial investments in research and development to advance our non-volatile memory products, as well as develop broader solutions with our line of analog/mixed-signal products. In fiscal 2007, we formed a subsidiary in Thailand that we expect will provide a majority of the inventory management and manufacturing test functions that were previously subcontracted to a third party. This is expected to reduce our manufacturing and tax expense and improve our control over the personnel and assets located in Thailand.

Sales of our analog/mixed-signal products continued to trend upwards, reaching 15.0% of net revenues in fiscal 2008 as compared to 8.9% of net revenues in fiscal 2007, representing a $5.5 million or 92.7% year over year increase. We expect net revenues from analog/mixed-signal products to comprise a larger portion of our net revenues in the future.

Our business is less capital intensive than traditional semiconductor companies since we outsource to third parties the wafer fabrication, assembly and approximately 50% of the final testing of our products. We strive to maintain long-term relationships with our suppliers to ensure stability in our supply of products at a competitive cost. In addition, in an effort to alleviate any potential wafer capacity constraints, we maintain a supply of wafers in a die bank for selected products.

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Indirect sales represented 60.2%, 56.8% and 60.2% of net revenues in fiscal 2008, 2007 and 2006, respectively. Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and consists of more than 3,200 end customers. We have approximately 46 distributors and resellers.

Distributors and resellers have accounted for a significant portion of our net revenues. For fiscal 2008, Yosun, a Taiwan-based distributor with offices throughout Asia, represented 11.6% of our net revenues. For fiscal 2007 and 2006, Avnet represented 10.3% and 11.8%, respectively, of our net revenues.

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

Sales to customers outside the United States comprised approximately 92.1%, 92.1% and 88.2% of our net revenues for fiscal 2008, 2007 and 2006, respectively. All sales of our products are denominated in U.S. dollars.

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

Gross Profit.    Gross profit is net revenues less cost of revenues and is affected by a number of factors, including competitive pricing, product mix, foundry pricing, the cost of test and assembly services, manufacturing yields and provision for excess and obsolete inventories.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenues, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, accounts receivable and allowance for doubtful accounts, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and apply them on a consistent basis. We believe that such consistent application results in consolidated financial statements and accompanying notes that fairly state our financial condition, operating results and cash flows for all periods presented. However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows. Other than the adoption of FIN 48, there have been no significant changes to our critical accounting policies and estimates since April 29, 2007.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $10.5 million, net of allowance for doubtful accounts of $68,000 as of April 27, 2008.

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of SFAS No. 123(R). We estimate the fair value of stock options using the Black-Scholes option pricing model (“Black-Scholes model”), consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the Black-Scholes model is based primarily on detailed historical data about employees’ exercise behavior and vesting schedules. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that have been granted and forfeited prior to vesting. Stock-based compensation is amortized on a straight-line basis and allocated to cost of revenues, research and development and selling, general and administrative expenses in the accompanying consolidated statements of operations based on the related employee’s function.

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

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. As of April 27, 2008 and April 29, 2007, our net deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and currently nondeductible reserves and accruals, were valued at $6.1 million and $6.8 million, respectively. Our valuation allowance was zero as we concluded that it is more likely than not that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We adopted the provisions of FIN 48 effective April 30, 2007, resulting in a decrease in income tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007. Consistent with the provision of FIN 48, in the first fiscal quarter of 2008 we reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable included in other non-current liabilities on our consolidated balance sheet. There were no other significant adjustments during fiscal 2008 related to our adoption of FIN 48. See Note 7—Income Taxes to the accompanying the consolidated financial statements for further discussion.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	62.2	66.7	61.3

Gross profit	37.8	33.3	38.7
Operating expenses:
Research and development	11.6	11.8	12.4
Selling, general and administrative	22.4	23.7	22.3

Income (loss) from operations	3.8	(2.2)	4.0
Interest income and other, net	1.8	2.0	2.0

Income (loss) before income taxes	5.6	(0.2)	6.0
Income tax provision	1.8	0.4	1.8

Net income (loss)	3.8%	(0.6)%	4.2%

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Fiscal Year Ended
	April 27, 2008		April 29, 2007		April 30, 2006
EEPROM	$61,600	81.1%	$56,150	84.6%	$50,597	84.1%
Flash	2,932	3.9	4,284	6.5	5,016	8.3
Analog/mixed-signal	11,401	15.0	5,916	8.9	4,604	7.6

Net revenues	$75,933	100.0%	$66,350	100.0%	$60,217	100.0%

Comparison of Fiscal 2008 and 2007

Net Revenues.    Our net revenues increased $9.6 million, or 14.4%, to $75.9 million for fiscal 2008 from $66.4 million for fiscal 2007. Unit volume increased by 27.1% year over year. Our blended unit average selling prices decreased by 9.9%.

In terms of product mix, our net revenues for EEPROM increased by approximately $5.5 million, or 9.7%, to $61.6 million and represented 81.1% of our total net revenues for fiscal 2008. The growth was driven by higher demand for our EEPROM products due to increased acceptance of our current product offerings. Unit volume increased by 22%.

Our analog/mixed-signal products, which have higher gross margins, increased by approximately $5.5 million, or 92.7%, to $11.4 million and represented 15.0% of our total net revenues for fiscal 2008. The growth was primarily due to increased demand for our LED driver products. Unit volume increased by 94%.

Net revenues for our line of flash memory products, which are a legacy business with declining industry utilization, decreased by $1.4 million, or 31.6%, to $2.9 million and represented 3.9% of our total net revenues for fiscal 2008. Unit volume decreased by 34%.

Our customers’ and end-users’ overseas activities continue to be our major source of revenues. Sales to customers outside the United States represented approximately 92.1% of net revenues for both fiscal 2008 and 2007.

Gross Profit.    Gross profit increased $6.6 million, or 29.9%, to $28.7 million for fiscal 2008 from $22.1 million for fiscal 2007. On a percentage basis, gross margins increased from 33.3% for fiscal 2007 to 37.8% for fiscal 2008.

The increase in gross profit was mainly due to the overall growth in sales, specifically of higher margin analog/mixed signal products. We also reduced our back-end manufacturing costs. Furthermore, we experienced lower inventory write downs of excess and old date code material of $1.2 million fiscal 2008 compared to $2.2 million in fiscal 2007, offset by the benefit from sales of previously written down inventory of $631,000 and $575,000 in fiscal 2008 and 2007, respectively.

Research and Development.    Research and development expense increased approximately $929,000, or 11.8%, to $8.8 million for fiscal 2008 from $7.8 million for fiscal 2007. As a percentage of net revenues, research and development expense was 11.6% and 11.8% for fiscal 2008 and 2007, respectively. The increase in fiscal 2008 was primarily attributable to $521,000 in additional bonus expense due to improved company performance and an increase of $474,000 in compensation costs to existing and new employees. Higher costs for test and assembly development, software licenses and non-recurring engineering activities contributed $122,000 to the increase, which was partially offset by a $196,000 reduction in stock-based compensation expense.

Selling, General and Administrative.    Selling, general and administrative expense increased $1.3 million, or 8.4%, to $17.0 million for fiscal 2008 from $15.7 million for fiscal 2007. As a percentage of net revenues, selling, general and administrative expense was 22.4% and 23.7% for fiscal 2008 and 2007, respectively. The fiscal 2008 increase was principally attributable to $867,000 in non-recurring professional service fees for investment banking and legal services related to strategic transaction activities. In July 2007, our board of directors formed a Strategy Committee and shortly thereafter engaged the services of an investment banker to assist in evaluating various strategic alternatives. In January 2008, the board terminated those discussions due to changes in market conditions. Bonus and inside sales commission expense rose by $798,000 and $254,000, respectively, due to improved company performance and higher revenues. Compensation costs to existing and new employees increased by $134,000. The increase in these expenses was offset by reductions of $252,000 in facilities costs related to the relocation of our headquarters offices in August 2006, $244,000 in stock-based compensation expense and $240,000 in auditing and Sarbanes-Oxley compliance costs. In fiscal 2007, selling, general and administrative costs were favorably impacted by the reversal of an accrual of approximately $270,000 that we did not consider necessary.

Interest Income and Other, Net.    We earned interest income and other, net, of $1.4 million for fiscal 2008, as compared to interest income and other, net, of $1.3 million for fiscal 2007. The slight increase in interest income and other, net, primarily related to higher average balances in our cash, cash equivalents and short-term investments for fiscal 2008 despite a lower rate of return. Our rate of return was approximately 4.1% for fiscal 2008 compared to approximately 4.8% for fiscal 2007.

Income Tax Provision.    The provision for income taxes was $1.3 million for fiscal 2008, as compared to $288,000 for fiscal 2007. The effective tax rate was 31.6% and (204.2%) for fiscal 2008 and 2007, respectively. The change was primarily due to higher taxable income in fiscal 2008. We had a pre-tax loss in 2007, compounded by non-deductible stock compensation charges associated with incentive stock options. Our income tax expense in fiscal 2008 was favorably impacted by non-taxable income associated with our new internal test operations in Thailand, which operate under a tax holiday that expires in October 2014. See Note 7 of Notes to Consolidated Financial Statements.

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

Gross Profit.    Gross profit decreased $1.2 million, or 5.2%, to $22.1 million for fiscal 2007 from $23.3 million for fiscal 2006. Gross margin, which equals gross profit divided by net revenues, was 33.3% for fiscal 2007 and 38.7% for fiscal 2006. The decrease in gross profit was due to a significant decline in average selling prices that we were not able to fully offset with a decline in our costs; lower revenues from our flash memory products which generally carry higher margins; and inventory write-offs stemming from the transition to .35 micron technology and products not compliant with new environmental standards. The benefit from sales of previously written down inventory was $575,000 for fiscal 2007 and $794,000 for fiscal 2006, and provisions for excess and obsolete inventory were $2.2 million for fiscal 2007 and $1.0 million for fiscal 2006. The net impact of these inventory provisions was a decrease in gross profit of $1.6 million in fiscal 2007 as compared to a decrease in gross profit of $232,000 in fiscal 2006.

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

Income Tax Provision.    The provision for income taxes was $288,000 for fiscal 2007. The provision for income taxes was $1.0 million for fiscal 2006. The effective income tax rate for fiscal 2007 is higher than the statutory U.S. federal income tax rate of 34.0% primarily due to the non-deductible stock compensation charges associated with incentive stock options recorded as a result of our adoption of SFAS No. 123(R) in fiscal 2007. The provision for income taxes in fiscal 2006 was favorably impacted by the reversal of certain tax accruals upon expiry of the related statute of limitations. See Note 7 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At April 27, 2008, we had cash, cash equivalents and short-term investments of $29.6 million as compared to $28.7 million at April 29, 2007. We invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government and U.S. government agency debt securities, the majority of which have maturities that are less than one year. They are highly liquid and can be converted to cash at any time.

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

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Net cash provided by operating activities	$8,591	$4,820	$4,474
Net cash proceeds from (used in) sales (purchases) of short-term investments	(406)	9,411	1,425
Acquisitions of property and equipment	1,933	4,261	5,728
Stock repurchases and other treasury share activity	7,727	1,253	4,503

Net Cash from Operating Activities

In fiscal 2008, net cash generated in operating activities was $8.6 million, which consisted primarily of net income of $2.9 million, adjusted for non-cash depreciation and amortization on property, equipment and leasehold improvements of $2.0 million and stock-based compensation expense of $1.7 million. The sale of previously written down inventory provided $631,000, partially offset by additional inventory provisions of $1.2 million. Additionally, $418,000 was provided by working capital items. Our deferred tax assets also decreased by $625,000.

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

Net Cash from Investing Activities

In fiscal 2008, net cash used in investing activities was $2.3 million, mainly related to capital expenditures of $1.9 million for production masks and engineering test equipment used in our continuing operations and development activities. We also used $406,000 for the net purchases and sales of short-term investments.

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

In fiscal 2006, cash used in investing activities was $4.3 million. During fiscal 2006 our short-term investments decreased by $1.4 million. We used $5.7 million to acquire property and equipment, of which $3.7 million was used for the purchase of a building in Santa Clara, California, which replaced the leased principal headquarters in Sunnyvale, California.

Net Cash from Financing Activities

In fiscal 2008, net cash used by financing activities was $5.7 million, resulting mainly from $7.7 million used to repurchase an aggregate of 1,496,300 shares of our common stock in the open market, offset by proceeds of $1.7 million from the sale of common stock through the exercise of stock options.

In fiscal 2007, net cash used in our financing activities was $1.1 million, consisting primarily of $1.3 million used to repurchase an aggregate of 355,795 shares of our common stock on the open market during fiscal 2007, offset by proceeds of $112,000 from the sale of common stock through the exercise of stock options.

In fiscal 2006, cash used by financing activities was $3.4 million, consisting of $4.5 million used for the repurchase of an aggregate of 912,943 shares of common stock on the open market, which was partially offset by $1.1 million in proceeds from the sale of common stock through the exercise of stock options by employees.

Common Stock Repurchase Programs and Other Changes in Treasury Shares

In September 2001 and subsequent periods, our board of directors authorized programs for the open market repurchase of up to 5.5 million shares of our common stock. In January 2008, our board of directors amended the current program and increased the aggregate number of authorized shares by 3.2 million. The purpose of the share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under our stock option plans and to take advantage of the relatively low price of our common stock. The following table summarizes the activity under the common stock repurchase program for the stated periods:

	Fiscal Years
	Total	2008	2007	2006
Shares repurchased in open market	2,765,038	1,496,300	355,795	912,943
Total cost of shares	$13,411,396	$7,655,396	$1,253,000	$4,503,000
Average cost per share	$4.85	$5.12	$3.52	$4.93

In the third quarter of fiscal 2008, we reacquired 12,501 shares related to the net issuance of restricted stock that vested during the quarter. The associated amount of approximately $72,000, or an average value of $5.74 per share, was paid by us to satisfy the employees’ statutory minimum withholding tax.

Through April 27, 2008 (excluding repurchases of shares from Elex N.V.) we have repurchased 6,222,815 shares under the authorized repurchase programs at a total cost of $26,902,344 or an average cost of $4.32 per share.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of April 27, 2008 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Fiscal Years
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Contractual cash obligations
Operating leases	$708	$279	$429	$—	$—
Wafer purchases	9,141	9,141	—	—	—
Other purchase commitments	255	255	—	—	—

Total contractual cash obligations	$10,104	$9,675	$429	$—	$—

Our non-current tax liability of $166,000 has been excluded from the table above because the timing of any future cash outflows is uncertain. As discussed in Note 7—Income Taxes, we adopted the provisions of FIN 48 on April 30, 2007. At April 27, 2008, we had approximately $977,000 of gross unrecognized tax benefits that may be subject to examination by applicable tax authorities. Although timing of the resolution and/or closure on audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of April 27, 2008, we were not involved in any SPE transactions.

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

Effects of Transactions with Related Parties

Elex N.V. and Xtrion N.V.

We purchase wafers fabricated at X-FAB, a majority-owned subsidiary of Xtrion N.V. (“Xtrion”), a Belgium holding company. X-FAB was formerly owned by Elex N.V. (“Elex”), a Belgium holding company. Elex’s ownership in X-FAB was transferred to Xtrion. Roland Duchâtelet, the chairman and chief executive officer of Elex, serves as a member of our board of directors and is a major shareholder in both Elex and Xtrion. The wafers provided by X-FAB include most of our analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries we utilize. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. In March 2008, we entered into a development contract with X-FAB for $220,000. A prepayment of $120,000 was made at signing, with the balance due upon delivery of the first silicon. We incurred $24,000 in expenses towards this contract in fiscal 2008.

During fiscal 2008, 2007 and 2006, we purchased $1.9 million, $1.2 million and $2.5 million of wafers, respectively, from X-FAB. As of April 27, 2008 and April 29, 2007, the total amount due to X-FAB was $250,000 and $68,000, respectively. We believe that the terms of these transactions were no less favorable than reasonably could be expected to be obtained from unaffiliated parties.

Elex held 4.8% of our outstanding shares as of April 27, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal 2009. In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. We are currently evaluating the impact, if any, of adopting this standard on our financial position, results of operations and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and will be adopted by us in fiscal 2009. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated results of operations and financial condition.

On December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in fiscal 2010. We do not expect the adoption of SFAS No. 141(R) to have a material effect on our consolidated results of operations and financial condition.

On December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.    We do not use derivative financial instruments in our investment portfolio. Our investment portfolio is generally comprised of U.S. government and U.S. government agency debt securities. Our policy is to place these investments in instruments that meet high credit quality standards and have maturities of less than two years with an overall average maturity of less than one year. These securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Due to the short duration of the securities in which we invest and the conservative nature of our investment portfolio, a 10% change in interest rates would have an immaterial effect on our financial position, results of operations and cash flows through April 2009.

Foreign Currency Exchange Rate Risk.    All of our sales and a substantial majority of our manufacturing costs, research and development and marketing expenses are transacted in U.S. dollars. Gains and losses from fluctuations in exchange rates, primarily related to our operations in Romania and Thailand, have not been material to date.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements required by this Item are set forth on the pages indicated in Part IV, Item 15(a).

The following table presents selected unaudited consolidated statements of operations data for our eight most recently completed fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report. In our opinion, all necessary adjustments have been included to present fairly the unaudited quarterly results when read together with our consolidated financial statements and related notes included elsewhere in the report. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period or any fiscal year as a whole.

	Three Months Ended
	Apr. 27, 2008	Jan. 27, 2008	Oct. 28, 2007	July 29, 2007	Apr. 29, 2007	Jan. 28, 2007	Oct. 29, 2006	July 30, 2006
	(Unaudited) (In thousands, except per share data)
Net revenues	$17,523	$17,837	$20,717	$19,856	$18,398	$16,417	$16,310	$15,225
Gross profit	6,940	6,869	7,727	7,182	5,580	5,841	5,787	4,904
Income (loss) from operations	767	64	1,308	742	(524)	(61)	22	(917)
Net income (loss)	$820	$355	$1,013	$720	$(457)	$111	$176	$(259)
Net income (loss) per share:
Basic	$0.05	$0.02	$0.06	$0.04	$(0.03)	$0.01	$0.01	$(0.02)
Diluted	$0.05	$0.02	$0.06	$0.04	$(0.03)	$0.01	$0.01	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management assessed the effectiveness of the company’s internal control over financial reporting as of April 27, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, our management concluded that, as of April 27, 2008, our internal control over financial reporting was effective. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report. Management’s report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 27, 2008 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s 2008 definitive proxy statement to be filed not later than 120 days following the close of the 2008 fiscal year (“2008 Definitive Proxy Statement”).

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

All other information required under this Item is hereby incorporated by reference from the Company’s 2008 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required under this Item is hereby incorporated by reference from the Company’s 2008 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is hereby incorporated by reference from the Company’s 2008 Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is hereby incorporated by reference from the Company’s 2008 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required under this Item is hereby incorporated by reference from the Company’s 2008 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial	Statements

See Index to Consolidated Financial Statements on page F-1 hereof.

(a)(2) Financial	Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of Registrant.

3.2(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

3.4(3)	Bylaws of Catalyst Semiconductor, Inc., as amended and restated June 6, 2004.

4.1(4)	Specimen Stock Certificate.

4.2(2)	Preferred Shares Rights Agreement, dated as of December 21, 2006 between Catalyst Semiconductor, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.6(5)	Amended and Restated 2003 Stock Incentive Plan.

4.6.1(6)	Form of Stock Option Agreement.

4.6.2(7)	Form of Restricted Stock Agreement.

4.6.3(5)	Form of Restricted Stock Unit Agreement.

4.7(28)	2003 Director Stock Option Plan.

4.8(8)	1998 Special Equity Incentive Plan.

10.27(9)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.61(10)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.

10.61.1(11)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.

10.61.2(12)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004.

10.61.3(12)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004.

10.83(13)	Stock Transfer Agreement dated April 19, 2002 between Elex NV and Registrant.

10.84(14)*	Form of Change of Control Agreement between Registrant and its non-employee directors.

10.85(18)*	Amended and Restated Employment Agreement dated February 26, 2008 between Gelu Voicu and Registrant.

10.86(12)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.

10.87(15)*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant.

10.88(16)	Sale-Purchase Promissory Agreement dated November 6, 2003 between Registrant and S.C. Hathor Impex SRL.

10.91(17)*	Fiscal 2008 Bonus Plan.

10.92(18)*	Form of Severance Agreement.

10.93(19)*	Severance Agreement dated August 23, 2005 between Sorin Georgescu and Registrant.

Exhibit No.	Description
10.93.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between Sorin Georgescu and Registrant.

10.94(19)*	Severance Agreement dated August 23, 2005 between Irvin Kovalik and Registrant.

10.94.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between Irvin Kovalik and Registrant.

10.95(19)*	Severance Agreement dated August 23, 2005 between George Smarandoiu and Registrant.

10.95.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between George Smarandoiu and Registrant.

10.96(17)*	Offer Letter with David Eichler dated August 7, 2007.

10.98(20)*	Offer Letter with Scott Brown dated August 18, 2005.

10.99(21)	Agreement of Sale by and between 2975 Stender Associates LLC and Registrant effective as of February 3, 2006.

10.100(22)	Lease Agreement entered into on March 6, 2006 by and between Catalyst Semiconductor International, Inc. and Stars Microelectronics.

10.100.1(23)	Amendment No. 1 dated October 19, 2006 to Lease Agreement by and between Catalyst Semiconductor (Thailand) Limited and Stars Microelectronics.

10.101(24)*	Severance Agreement dated as of September 10, 2007 between David Eichler and Registrant.

10.101.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between David Eichler and Registrant.

10.102(24)*	Severance Agreement dated as of September 10, 2007 between Scott Brown and Registrant.

10.102.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between Scott Brown and Registrant.

10.103(25)	Lease Agreement dated as of March 1, 2007 between Catalyst Semiconductor (Thailand) Co. Ltd., and Stars Microelectrics (Thailand) Public Company Limited.

10.104(25) †	Service Agreement dated as of April 22, 2006 by and between Registrant and Trio-Tech (Bangkok) Co., Ltd.

10.105(26) †	Wafer Supply Agreement dated June 11, 2008 between OKI Electric Industry Co., Ltd. And Registrant.

10.106(27)*	Fiscal 2009 Bonus Plan.

21.1	List of Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on page 48).

31.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the SEC on December 28, 2006.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2007.

(4)	Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the SEC on April 29, 1993.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the SEC on March 3, 2006 (File No. 333-132204).

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2006.

(8)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the SEC on July 27, 2000.

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the SEC on May 11, 1993 (File No. 33-60132), as amended.

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on August 19, 1998.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 21, 1998.

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the SEC on June 14, 2004 (File No. 333-116425).

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2002.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on July 29, 2002.

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2004.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 9, 2004.

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2007.

(18)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2008.

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2005.

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006.

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2006.

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2006.

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2007.

(25)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2007.

(26)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008.

(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2008.

(28)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the SEC on November 13, 2002.

†	Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the SEC.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Clara and State of California, on July 3, 2008.

CATALYST SEMICONDUCTOR, INC.

By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gelu Voicu and David Eichler and each of them acting individually, as his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on July 3, 2008.

By:	/s/ GELU VOICU Gelu Voicu	President, Chief Executive Officer and Director (Principal Executive Officer)	July 3, 2008

By:	/s/ DAVID EICHLER David Eichler	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 3, 2008

By:	/s/ ROLAND M. DUCHATELET	Director	July 3, 2008
Roland M. Duchâtelet

By:	/s/ GARRETT GARRETTSON	Director	July 3, 2008
Garrett Garrettson

By:	/s/ HENRY C. MONTGOMERY	Chairman of the Board	July 3, 2008
Henry C. Montgomery

By:	/s/ GLEN G. POSSLEY	Director	July 3, 2008
Glen G. Possley

CATALYST SEMICONDUCTOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catalyst Semiconductor, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catalyst Semiconductor, Inc. and its subsidiaries at April 27, 2008 and April 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation in fiscal 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, California

July 3, 2008

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 27, 2008	April 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$17,171	$16,626
Short-term investments	12,454	12,032
Accounts receivable, less allowances of $68 and $108 in fiscal 2008 and 2007, respectively	10,471	10,444
Inventories	13,174	11,137
Deferred tax assets	1,025	2,391
Other current assets	620	454

Total current assets	54,915	53,084
Property, plant and equipment, net	11,595	11,700
Deferred tax assets	5,051	4,376
Other assets	25	52

Total assets	$71,586	$69,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,043	$6,622
Accounts payable—related parties	250	68
Accrued expenses	2,680	2,137
Deferred gross profit on shipments to distributors	2,127	2,130

Total current liabilities	14,100	10,957
Non-current tax liability	166	—

Total liabilities	14,266	10,957
Commitments and contingencies (Notes 6 and 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 23,644 shares issued and 15,321 shares outstanding at April 27, 2008 and 22,906 shares issued and 16,092 shares outstanding at April 29, 2007	24	23
Additional paid-in-capital	76,765	72,834
Treasury stock, 8,323 shares at April 27, 2008 and 6,814 shares at April 29, 2007	(35,652)	(27,925)
Retained earnings	16,174	13,330
Accumulated other comprehensive income (loss)	9	(7)

Total stockholders’ equity	57,320	58,255

Total liabilities and stockholders’ equity	$71,586	$69,212

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Net revenues	$75,933	$66,350	$60,217
Cost of revenues	47,215	44,238	36,900

Gross profit	28,718	22,112	23,317
Operating expenses:
Research and development	8,773	7,844	7,472
Selling, general and administrative	17,064	15,748	13,445

Income (loss) from operations	2,881	(1,480)	2,400
Interest income and other, net	1,373	1,339	1,175

Income (loss) before income taxes	4,254	(141)	3,575
Income tax provision	1,344	288	1,019

Net income (loss)	$2,910	$(429)	$2,556

Net income (loss) per share:
Basic	$0.18	$(0.03)	$0.15

Diluted	$0.17	$(0.03)	$0.14

Weighted average common shares outstanding:
Basic	16,349	16,341	16,685

Diluted	17,526	16,341	18,220

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at May 1, 2005	16,590	$22	$68,872	$(22,169)	$11,203	$(60)	$57,868
Exercise of stock options	673	1	1,084	—	—	—	1,085
Purchase of stock for treasury	(913)	—	—	(4,503)	—	—	(4,503)
Tax benefits of stock options	—	—	505	—	—	—	505
Unrealized gains on investments, net of taxes	—	—	—	—	—	19	—
Net income	—	—	—	—	2,556	—	—
Comprehensive income	—	—	—	—	—	—	2,575

Balance at April 30, 2006	16,350	23	70,461	(26,672)	13,759	(41)	57,530
Stock-based compensation	—	—	2,194	—	—	—	2,194
Exercise of stock options	98	—	112	—	—	—	112
Purchase of stock for treasury	(356)	—	—	(1,253)	—	—	(1,253)
Tax benefits of stock options	—	—	67	—	—	—	67
Unrealized gains on investments, net of taxes	—	—	—	—	—	34	—
Net loss	—	—	—	—	(429)	—	—
Comprehensive loss	—	—	—	—	—	—	(395)

Balance at April 29, 2007	16,092	$23	72,834	(27,925)	13,330	(7)	58,255
Stock-based compensation	—	—	1,748	—	—	—	1,748
Exercise of stock options and vested restricted stock	737	1	1,673	—	—	—	1,674
Restricted stock vested, withholding tax	(12)	—	—	(72)	—	—	(72)
Purchase of stock for treasury	(1,496)	—	—	(7,655)	—	—	(7,655)
Tax benefits of stock options	—	—	510	—	—	—	510
Unrealized gains on investments, net of taxes	—	—	—	—	—	16	—
Net income	—	—	—	—	2,910	—	—
Comprehensive income	—	—	—	—	—	—	2,926
Adjustment for the adoption of FIN 48	—	—	—	—	(66)	—	(66)

Balance at April 27, 2008	15,321	$24	$76,765	$(35,652)	$16,174	$9	$57,320

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Cash flows from operating activities:
Net income (loss)	$2,910	$(429)	$2,556
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,055	1,969	1,891
Stock-based compensation	1,748	2,194	—
Benefit from sale of inventory previously written down	(631)	(575)	(794)
Provision for excess and obsolete inventory	1,153	2,175	1,026
(Gain) Loss on disposal of property, plant and equipment	(17)	—	11
Deferred tax provision	625	763	786
Excess tax benefits from stock based compensation	(346)	—	—
Tax benefit from equity incentive plans	510	—	505
Changes in assets and liabilities:
Accounts receivable	(27)	(942)	464
Inventories	(2,559)	1,525	(3,039)
Other assets	(139)	73	370
Accounts payable (including related parties)	2,603	(906)	1,527
Accrued expenses	543	(865)	(1,242)
Deferred gross profit on shipments to distributors	(3)	(162)	413
Other non-current liabilities	166	—	—

Net cash provided by operating activities	8,591	4,820	4,474

Cash flows from investing activities:
Purchases of short-term investments	(14,593)	(30,132)	(24,114)
Proceeds from sales and maturities of short-term investments	14,187	39,543	25,539
Acquisition of property, plant and equipment	(1,933)	(4,261)	(5,728)

Net cash provided by (used in) investing activities	(2,339)	5,150	(4,303)

Cash flows from financing activities:
Common stock issuances	1,674	112	1,084
Excess tax benefits from stock based compensation	346	67	—
Stock repurchases and other treasury share activity	(7,727)	(1,253)	(4,503)

Net cash used in financing activities	(5,707)	(1,074)	(3,419)

Net increase (decrease) in cash and cash equivalents	545	8,896	(3,248)
Cash and cash equivalents at beginning of the period	16,626	7,730	10,978

Cash and cash equivalents at end of the period	$17,171	$16,626	$7,730

Supplemental cash flow disclosures:
Cash paid during the year for income taxes	$146	$66	$43

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

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. In a 52-week year, each fiscal quarter consists of 13 weeks. Fiscal 2008, 2007 and 2006 ended on April 27, 2008, April 29, 2007 and April 30, 2006, respectively. Fiscal 2008, 2007 and 2006 were each comprised of 52 weeks. Fiscal 2009 will be comprised of 53 weeks and will end on May 3, 2009.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with United States GAAP, and include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates used in these consolidated financial statements include inventory valuation, stock-based compensation, reserves for stock rotation on sales to distributors, the OEM sales return reserve, reserve for warranty costs, allowance for doubtful accounts receivable and income taxes. Actual results could differ from those estimates.

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of 90 days or less are considered cash equivalents.

Short-term Investments

All of the Company’s short-term investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, being recorded net of related tax, as a component of accumulated other comprehensive income (loss) in the consolidated balance sheet.

The Company monitors its investments for impairment periodically and records appropriate reduction in carrying value when the declines are determined to be other than temporary.

Accounts Receivable

The Company’s accounts receivable are reported net of an allowance for doubtful accounts. The Company estimates the collectibility of its accounts receivable at the end of each reporting period. The Company analyzes the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses in the consolidated statements of operations.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency. All of the Company’s sales and a substantial majority of its costs are transacted in U.S. dollars. The Company purchases wafers and has test and assembly activities in Asia and supports sales and marketing activities in various countries outside of the United States. Research and development costs in Romania are paid in Romanian leu. Sales and marketing activities in Japan are paid in Japanese yen. Operational expenses in Thailand are paid in Thai baht. Foreign currency transaction gains and losses, from remeasuring local currency to the U.S. dollar, are included in determining net income (loss) for the period. Foreign exchange gains and losses were not material for the periods presented.

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

In assessing the timing of revenue recognition from sales to distributors and resellers, the Company considers both direct and indirect risks of returns and price protection associated in the Company’s business dealings with them. The Company recognizes that it may accept returns or grant price protection to certain resellers, even though the sales contracts do not explicitly provide for such rights. Accordingly, the Company accounts for sales to such resellers on a sell through basis.

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. Inventory writedowns or provisions

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

once established are not reversed until the related inventory has been sold or physically scrapped. Purchases of inventory from three of the Company’s vendors represented 74.0% and 79.2% of total purchases of inventory for fiscal 2008 and 2007, respectively.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its consolidated statements of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its consolidated statements of operations. Such outbound freight costs aggregated to $758,000, $654,000 and $658,000 in fiscal 2008, 2007 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, office equipment and engineering/test equipment are depreciated over five years with the exception of production mask sets which are depreciated over two years. Computer hardware is depreciated over three years. Computer software is depreciated over three or five years. Buildings are generally depreciated over 30 years. Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. The Company evaluates the carrying value of its property, plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. There were no adjustments for impairment in fiscal 2008, 2007 and 2006.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company has not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $914,000 of undistributed earnings for certain non-U.S. subsidiaries as of April 27, 2008. The Company intends to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of the Company’s subsidiaries in Japan, Romania and Thailand. The calculation of the taxes that would be payable on these undistributed earnings is impracticable at present. The Company’s internal test operations in Thailand operate under a tax holiday granted to the Company based on its investment in property, plant and equipment in Thailand. The tax holiday expires in October 2014.

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

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company adopted the provisions of FIN 48 effective April 30, 2007, resulting in deferred tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007. Consistent with the provision of FIN 48, in the first fiscal quarter of 2008 the Company reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable included in other non-current liabilities on our consolidated balance sheet. There were no other significant adjustments during fiscal 2008 related to the Company’s adoption of FIN 48.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are maintained with high quality financial institutions. The Company’s accounts receivable are denominated in U.S. dollars and are derived from sales to customers located principally in North America, Europe, Japan and other regions in Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

As of April 27, 2008, two customers accounted for 12.6% and 11.7% of gross accounts receivable. As of April 29, 2007, one customer accounted for approximately 15.0% of gross accounts receivable.

For fiscal 2008, Yosun, a Taiwan-based distributor with offices throughout Asia, represented 11.6% of the Company’s net revenues. For fiscal 2007 and 2006, Avnet represented 10.3% and 11.8%, respectively, of the Company’s net revenues.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) and related interpretations which require the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes model, and is recognized as expense over the requisite service period of the award. Performance-based awards that are expected to vest are expensed on a straight-line basis over the vesting period. The Black-Scholes model requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal 2009. In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. The Company is currently evaluating the impact, if any, of adopting this standard on the Company’s financial position, results of operations and liquidity.

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and will be adopted by the Company in fiscal 2009. The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s consolidated results of operations and financial condition.

On December 2007, the FASB issued SFAS No. 141(R), which requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in fiscal 2010. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on the Company’s consolidated results of operations and financial condition.

On December 2007, the FASB issued SFAS No. 160, which clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in fiscal 2010. The Company does not expect the adoption of SFAS No. 160 to have a material effect on the Company’s consolidated results of operations and financial condition.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R) effective May 1, 2006. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period.

Prior to the adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations to account for stock-based employee compensation plans. As such, compensation expense was recorded if, on the date of grant, the current fair value per share of the underlying stock exceeded the exercise price per share. The Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures,” in periodic reports.

The pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to awards granted under equity incentive plans, was as follows for fiscal 2006 (in thousands, except per share amounts):

Fiscal 2006
Reported net income	$2,556
Add: Stock-based employee compensation expense included in reported net income, net of tax	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes of $261,000	(2,026)

As adjusted net income	$530

As adjusted net income per share:
Basic	$0.03

Diluted	$0.03

Reported net income per share:
Basic	$0.15

Diluted	$0.14

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of the adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method beginning May 1, 2006 as provided by SFAS No. 123(R). Accordingly, during fiscal 2008 and 2007, the Company recorded stock-based compensation expense equal to the amount that would have been recognized if the fair value method required for pro forma disclosure under SFAS No. 123 had been in effect for expense recognition purposes, adjusted for estimated forfeitures, and stock-based compensation expense for the fair value of options granted or modified during fiscal 2008 and 2007, net of forfeitures as calculated under SFAS No. 123(R). The Company recognized stock-based compensation expense using the straight-line attribution method. Amounts reported in fiscal 2006 have not been restated. The effect of recording stock-based compensation for fiscal 2008 and 2007 was as follows (in thousands, except per share amounts):

	Fiscal 2008	Fiscal 2007
Stock-based compensation expense:
Employee stock options	$1,468	$2,096
Restricted stock	280	98

Total stock-based compensation expense	1,748	2,194
Tax effect of stock-based compensation	(392)	(471)

Net effect on net income	$1,356	$1,723

Stock-based compensation expense by category:
Cost of revenues	$53	$58
Research and development	564	761
Selling, general and administrative	1,131	1,375

	$1,748	$2,194

Effect on net income per share:
Basic	$0.11	$0.11
Diluted	$0.10	$0.11

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

At April 27, 2008, the amount of unearned share-based compensation related to stock options currently estimated to be expensed, net of forfeitures, in fiscal 2009 through fiscal 2013 is $2.8 million. The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 2.5 years.

At April 27, 2008, the amount of unearned share-based compensation related to restricted stock currently estimated to be expensed, net of forfeitures, in fiscal 2009 through fiscal 2010 is $335,000. The weighted average period over which the unearned share-based compensation is expected to be recognized is approximately 1.6 years.

Stock-based compensation expense capitalized in inventory at April 27, 2008 was not material.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Assumptions

During fiscal 2008, 2007 and 2006, the Company continued to utilize the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under the Company’s stock option plans. The expected term and volatility estimates are based on the Company’s historical experience. The fair value of stock options granted under the Company’s stock option plans were estimated at the date of grant using a straight-line attribution method with the following weighted average assumptions:

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Expected life (in years)	3.2	3.0	3.8
Risk-free interest rate	3.50%	4.74%	4.74%
Volatility	37.8%	39.7%	48%
Dividend yield	—%	—%	—%

Equity Incentive Programs

Overview

The Company considers equity compensation to be long term compensation and an integral component of efforts to attract and retain exceptional executives, senior management and world-class employees. The Company believes that properly structured equity compensation aligns the long-term interests of stockholders and employees by creating a strong, direct link between employee compensation and stock appreciation, as the employees’ stock options and restricted stock increase in value only if the value of the Company’s common stock increases after the date of grant.

2003 Stock Incentive Plan

The Company’s 2003 Stock Incentive Plan (SIP) has a total of 7.3 million shares of common stock reserved for issuance at April 27, 2008. The SIP provides for automatic yearly evergreen increases to the plan. Effective on the first day of each fiscal year, the plan may be increased by 1.0 million shares, 5% of the then outstanding shares or other amounts approved by the Board of Directors, whichever is less. The Company had approximately 55,000 shares available for future grants under the SIP at April 27, 2008. The SIP allows for the grant of incentive and non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, stock purchase rights and stock bonuses. Options granted under the SIP are for periods not to exceed 10 years. Incentive stock option and non-statutory stock option grants under the SIP usually must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options generally vest over four years. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions.

In November 28, 2006, the compensation committee of the board of directors approved the grant of restricted stock to certain executive officers of the Company pursuant to the Company’s SIP. The grant of the restricted stock to each of the executive officers vest over a period of three years with 1/3 of the grant vesting at the end of each year. In April 2008, the compensation committee of the board of directors approved the grant of restricted stock to certain non-executive employees that were immediately vested.

2003 Director Stock Option Plan

The Company’s 2003 Director Stock Option Plan (“2003 Director SOP”) has a total of 598,000 shares of common stock reserved for issuance at April 27, 2008. The Company has approximately 173,000 shares available for future grants under the 2003 Director SOP at April 27, 2008. Pursuant to this plan, each

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-employee director who has served for six months or more is granted an option to purchase 15,000 shares on May 1 of each calendar year, provided that he or she is in office on May 1. Each new non-employee director is entitled to a one-time grant of 30,000 options when he or she becomes a director. Options granted under the 2003 Director SOP are for periods not to exceed a period of 10 years and must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options granted vest immediately as of the date of the grant.

1998 Special Equity Incentive Plan

In December 1998, the Company adopted an additional stock option plan entitled the 1998 Special Equity Incentive Plan (“SEIP”) for incentive stock options and non-statutory stock options for certain directors, officers and consultants of the Company. A total of 3.5 million shares of common stock have been reserved for issuance under the SEIP as of April 27, 2008. The Company has approximately 182,000 shares available for future grants under the SEIP at April 27, 2008. Incentive stock option and non-statutory stock option grants under the SEIP generally must be at prices equal to 100% of the fair market value of the stock at the date of grant. Options granted under the SEIP are for periods not to exceed 10 years and options generally vest over four years. The SEIP will expire in September 2008.

A summary of stock option and restricted stock activity under the SIP, the 2003 Director SOP and the SEIP is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Restricted Stock Outstanding	Weighted Average Fair Value
Balances, May 1, 2005	455	6,327	$4.02
Additional shares authorized	829	—	—
Granted	(568)	568	4.75
Exercised	—	(673)	1.61
Cancelled	327	(327)	4.90
Expired	233	(233)	6.66

Balances, April 30, 2006	1,276	5,662	4.22
Granted	(1,767)	1,542	3.40	225	$3.25
Exercised	—	(98)	1.15
Cancelled	1,613	(1,613)	6.37
Expired	108	(108)	4.94

Balances, April 29, 2007	1,230	5,385	3.37	225	3.25
Granted	(1,216)	1,211	4.31	5	4.96
Exercised	—	(649)	2.57
Restricted stock vested	—	—	—	(88)	3.39
Cancelled	348	(333)	3.70	(15)	3.17
Expired	47	(47)	4.63

Balances, April 27, 2008	409	5,567	$3.63	127	$3.24

The aggregate intrinsic value of restricted stock that vested in fiscal 2008 was $456,000, calculated based on the fair market value of the Company’s common stock on the date vesting occurred.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity during the fiscal years indicated was as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
The weighted average grant date fair value of options granted (per share)	$1.27	$1.25	$2.69
Total intrinsic value of options exercised	$1,853	$209	$2,082
Total cash received from employees as a result of employee stock option exercises	$1,673	$112	$1,084

The aggregate intrinsic value in the table above represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each equity award. The Company settles employee stock option exercises with newly issued shares of common stock.

The following table summarizes information about the stock options outstanding at April 27, 2008 (in thousands, except years and per share amounts):

	Outstanding				Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$.013 - 2.00	587	$1.54	3.07	$1,745	587	$1.54	$1,745
$2.01 - 3.00	1,008	2.35	4.61	2,181	1,008	2.35	2,181
$3.01 - 4.00	1,232	3.33	8.41	1,450	494	3.38	560
$4.01 - 5.00	2,313	4.40	8.21	393	867	4.46	135
$5.01 - 7.81	427	6.24	4.33	—	419	6.26	—

	5,567	$3.63	6.76	$5,769	3,375	$3.39	$4,621

The aggregate intrinsic values in the table above were calculated based on the closing price of the Company’s common stock of $4.51 on April 27, 2008.

At April 27, 2008, April 29, 2007 and May 1, 2006 the number of option shares exercisable was 3,375,000, 3,258,000 and 4,569,000 respectively, and the weighted average exercise price of these options was $3.39, $3.13 and $4.15, respectively.

In August 2007, the Company issued a stock warrant exercisable into 75,000 shares of common stock to Sutter Securities in connection with an agreement to act as financial advisor to the Strategy Committee of the Board of Directors which was formed in July 2007. The stock warrant, valued at the closing stock price of the Company’s common stock on the NASDAQ Global Market on the date of issuance, is exercisable at a price of $4.62 per share and will vest and become exercisable only if a change of control occurs during a two year period which expires on July 31, 2009.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal Year Ended
	April 27, 2008			April 29, 2007			April 30, 2006
	Net Income	Shares	Per Share Amount	Net Income (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$2,910	16,349	$0.18	$(429)	16,341	$(0.03)	$2,556	16,685	$0.15
Effect of stock options and unvested restricted stock	—	1,177	(0.01)	—	—	—	—	1,535	(0.01)

Diluted	$2,910	17,526	$0.17	$(429)	16,341	$(0.03)	$2,556	18,220	$0.14

Options to purchase 2,360,000 shares of common stock with an exercise price in excess of $4.67 per share outstanding during fiscal 2008 were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 5,385,000 shares of common stock outstanding during fiscal 2007 were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 2,278,000 shares of common stock with an exercise price in excess of $4.80 per share outstanding during fiscal 2006 were not included in the computation of diluted income per share because they were anti-dilutive.

Note 5—Balance Sheet Components

	April 27, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government and U.S. government agency debt securities with maturities greater than 90 days but less than one year	$12,440	$14	$—	$12,454

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized gains on available-for-sale securities as of April 27, 2008 are recorded in accumulated other comprehensive income (loss) of the consolidated statements of stockholders’ equity and comprehensive income, net of tax of $5,000.

	April 29, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Market Value
	(In thousands)
Investments available-for-sale:
U.S. government and U.S. government agency debt securities with maturities greater than 90 days but less than one year	$12,035	$—	$(3)	$12,032

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

	April 27, 2008	April 29, 2007
	(In thousands)
Accounts receivable:
Accounts receivable	$10,539	$10,552
Less: Allowance for doubtful accounts	(68)	(108)

	$10,471	$10,444

The Company did not have any bad debts written off to the allowance for doubtful accounts in fiscal 2008, 2007 and 2006.

	April 27, 2008	April 29, 2007
	(In thousands)
Inventories:
Work-in-process	$9,493	$8,743
Finished goods	3,681	2,394

	$13,174	$11,137

Property, plant and equipment:
Land	$2,525	$2,525
Buildings and improvements	5,481	5,470
Engineering and test equipment	11,824	11,801
Computer software	1,836	1,803
Computer hardware	816	712
Leasehold improvements	100	46
Furniture and office equipment	824	718
Vehicles	144	68

	23,550	23,143
Less: accumulated depreciation and amortization	(11,955)	(11,443)

	$11,595	$11,700

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software amortization expense for fiscal 2008, 2007 and 2006 was $165,000, $181,000 and $308,000, respectively.

	April 27, 2008	April 29, 2007
	(In thousands)
Accrued expenses:
Accrued employee compensation	$1,973	$1,026
Accrued income taxes	117	198
Other	590	913

	$2,680	$2,137

Note 6—Leases

The Company leases office facilities under operating leases which have various expiration dates. Total rent expense under these leases was $295,000, $376,000 and $623,000 for fiscal 2008, 2007 and 2006, respectively. The aggregate future minimum lease payments, by fiscal year, under operating leases with initial terms of one year or more as of April 27, 2008 are as follows (in thousands):

	Fiscal Year
	Total	2009	2010	2011	2012	2013
Operating leases	$708	$279	$164	$145	$120	$—

Note 7—Income Taxes

The Company’s provision for income taxes was comprised as follows (in thousands):

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Current:
Federal	$538	$(646)	$143
State	73	61	24
Foreign	108	110	66

Total current income taxes	719	(475)	233

Deferred:
Federal	847	913	868
State	(222)	(150)	(82)

Total deferred income taxes	625	763	786

Provision for income taxes	$1,344	$288	$1,019

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differed from the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income as a result of the following (in thousands):

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
Statutory federal tax rate	$1,442	$(48)	$1,216
State taxes	79	(3)	77
Research credits	(178)	(262)	(232)
Foreign	(174)	110	66
Non-deductible stock-based compensation	186	324	—
Other	(11)	167	(108)

Total	$1,344	$288	$1,019

Income before income taxes included income relating to non-U.S. operations of $830,000, $88,000 and $47,000 in fiscal 2008, 2007 and 2006, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the Company’s net deferred tax assets and liabilities for federal and state income taxes at April 27, 2008 and April 29, 2007 consisted of (in thousands):

	April 27, 2008	April 29, 2007
Deferred tax assets:
Capitalized research	$25	$100
Non-deductible reserves and accruals	1,591	1,867
Credit carryforwards	3,466	3,222
Loss carryforwards	270	990
Deferred income and sales returns reserves	763	771

Gross deferred tax assets	6,115	6,950

Deferred tax liabilities:
Fixed assets	(39)	(183)

Gross deferred tax liabilities	(39)	(183)

Total net deferred tax assets	$6,076	$6,767

At April 27, 2008, the Company had a federal net operating loss carryforward of approximately $270,000 available to offset future taxable income that expires between fiscal 2018 and 2026 if not utilized.

At April 27, 2008, the Company had approximately $2.3 million and $2.3 million of federal and state research and development credit carryovers, respectively, available to offset future taxable income. The federal credits expire between fiscal 2009 and 2028 if not utilized. The state credits carryovers are indefinite. At April 27, 2008, the Company has a federal alternative minimum tax credit of $136,000, which can be carried forward indefinitely.

Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of adoption of FIN 48, the Company recognized a decrease in deferred income tax assets of approximately $66,000 and a corresponding decrease in retained earnings as of April 30, 2007. In the first fiscal quarter of 2008, the Company reclassified approximately $157,000 of current income tax liabilities resulting in a $157,000 increase to non-current income taxes payable included in other non-current liabilities on the consolidated balance sheet. The Company did not recognize an increase in the liability for unrecognized tax benefits upon implementation of FIN 48. As of April 30, 2007, unrecognized tax benefits were approximately $1.1 million, all of which would affect the effective tax rate if recognized.

The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN 48 liability in the provision for income taxes. For the year beginning April 30, 2007, the amount of interest or penalties recognized by the Company related to unrecognized tax benefits was not material.

The following table reconciles the total amounts of unrecognized tax benefits during fiscal 2008:

Fiscal Year Ended April 27, 2008
Balance at April 30, 2007	$1,095
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	(371)
Additions for tax positions related to the current year	253
Reduction for settlements	—
Reduction for lapses in statutes of limitation	—

Balance at April 27, 2008	$977

As of April 27, 2008, the gross liability for uncertain tax positions was $977,000 and the net liability, reduced for the federal effects of potential state tax exposures, was $795,000. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $795,000 would favorably affect the Company’s tax provision in such future periods. Included in the $795,000 is $641,000 which has not yet reduced income tax payments and, therefore, has been netted against non-current deferred tax assets. The remaining liability of $154,000 is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax provision (benefit). As of April 27, 2008, the Company had approximately $14,000 of accrued interest and penalties related to uncertain tax matters.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before fiscal 2004. The Company is subject to examination for carryforwards of research and development tax credits and net operating losses for years beginning in 1995 to the present time. The Company is not currently under federal or state income tax examination.

Note 8—Stockholders’ Equity

Common and Preferred Stock

The Company was originally incorporated in California in October 1985 and reincorporated in Delaware in May 1993. The Company is authorized to issue 45,000,000 shares of common stock and 2,000,000 shares of preferred stock. In December 2006, the Board of Directors designated 400,000 shares of preferred stock as Series A Participating Preferred Stock. The Board of Directors has the authority to determine the powers, preferences, rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock, without any further vote or action by the Company’s shareholders.

Stockholder Rights Plan

In December 2006, the Company’s board of directors adopted a stockholder rights plan with a term of ten years which will expire in December 2016. Under this plan, the Company issued a dividend of one right for each share of common stock. Each right initially entitles stockholders to purchase one one-thousandth of a share of preferred stock for $18.00. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% of the Company’s common stock, unless the rights are redeemed by the Company for $0.01 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of the Company’s common stock or the stock of the third party acquirer having a value of twice the right’s then-current exercise price.

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

The Company accounted for the repricing and cancellation transactions as a modification under SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company is recording the incremental fair value related to the repriced awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining requisite service period of the option holders. Seventy eight employees participated in this program. A total of 1,545,538 shares were cancelled for 772,769 newly issued non-statutory stock options. The incremental fair value of the repricing was approximately $117,000, which will be recognized on a straight-line basis over the new requisite service period of 36 months.

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Programs

In September 2001 and subsequent periods, the Company’s board of directors authorized programs for the open market repurchase of up to 5.5 million shares of the Company’s common stock. In January 2008, the Company’s board of directors amended the current program and increased the aggregate number of authorized shares by 3.2 million. The purpose of the share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under the Company’s stock option plans and to take advantage of the relatively low price of the Company’s common stock.

During fiscal 2008, 2007 and 2006, the Company repurchased 1,496,300 shares, 355,795 shares and 912,943 shares, respectively, for an approximate cost of $7.7 million, $1.3 million and $4.5 million, respectively. Through April 27, 2008 (excluding repurchases of shares from Elex N.V.) the Company has repurchased 6,222,815 shares under the board of director’s authorized repurchase plans at a total cost of $26,902,344 or an average cost of $4.32 per share. As of April 27, 2008, 2,526,500 authorized shares remained available for repurchase.

Note 9—Employee Benefit Plan

In January 2004, the Company implemented a Section 401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement and hardship. The 401(k) Plan provides for a 25% matching contribution which vests immediately. In fiscal 2008, 2007 and 2006, the Company made matching contributions of $190,000, $208,000 and $190,000, respectively.

Note 10—Segment Reporting

The company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
EEPROM	$61,600	$56,150	$50,597
Flash	2,932	4,284	5,016
Analog/mixed-signal	11,401	5,916	4,604

Total net revenues	$75,933	$66,350	$60,217

Net revenues by geography were as follows (in thousands):

	Fiscal Year Ended
	April 27, 2008	April 29, 2007	April 30, 2006
United States	$5,984	$6,858	$7,127
Hong Kong/China	18,509	13,462	17,901
Japan	6,418	7,465	8,716
Taiwan	14,234	8,568	8,344
Europe	7,855	7,452	6,977
South Korea	9,353	9,615	5,886
Singapore	10,990	10,771	3,645
Other Far East	2,095	1,671	1,162
Other Americas	495	488	459

Total net revenues	$75,933	$66,350	$60,217

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributors and resellers have accounted for a significant portion of the Company’s net revenues in the past. For fiscal 2008, sales to Yosun, a Taiwan-based distributor with offices throughout Asia, represented 11.6% of the Company’s net revenues. For fiscal 2007 and 2006, Avnet represented 10.3% and 11.8%, respectively, of the Company’s net revenues.

Property, plant and equipment geographical breakdown was as follows (in thousands):

	April 27, 2008	April 29, 2007
United States	$7,513	$7,933
Thailand	1,454	922
Romania	2,128	2,176
Japan	367	524
Other	133	145

Total net property, plant and equipment	$11,595	$11,700

Note 11—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at April 27, 2008 and April 29, 2007 for which goods and services had not been received were approximately $9.4 million and $5.9 million, respectively.

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

CATALYST SEMICONDUCTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty cost was not material for each of fiscal 2008, 2007 and 2006.

Note 12—Related Party Transactions

Elex N.V. and Xtrion N.V.

The Company purchases wafers fabricated at X-FAB, a majority-owned subsidiary of Xtrion, a Belgium holding company. X-FAB was formerly owned by Elex, a Belgium holding company. Elex’s ownership in X-FAB was transferred to Xtrion. Roland Duchâtelet, the chairman and chief executive officer of Elex, serves as a member of the Company’s board of directors and is a major shareholder in both Elex and Xtrion. The wafers provided by X-FAB include most of the Company’s analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. In March 2008, the Company entered into a development contract with X-FAB for $220,000. A prepayment of $120,000 was made at signing, with the balance due upon delivery of the first silicon. The Company incurred $24,000 in expenses towards this contract in fiscal 2008.

During fiscal 2008, 2007 and 2006, the Company purchased $1.9 million, $1.2 million and $2.5 million of wafers, respectively, from X-FAB. As of April 27, 2008 and April 29, 2007, the total amount due to X-FAB was $250,000 and $68,000, respectively.

Elex held 4.8% of the Company’s outstanding shares as of April 27, 2008.

Schedule II—Valuation and Qualifying Accounts

Fiscal Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
April 27, 2008
Allowance for doubtful accounts receivable	$108	$4	$(44)	$68

OEM sales returns allowance	$130	$345	$(397)	$78

April 29, 2007
Allowance for doubtful accounts receivable	$138	$—	$(30)	$108

OEM sales returns allowance	$110	$52	$(32)	$130

April 30, 2006
Allowance for doubtful accounts receivable	$138	$—	$—	$138

OEM sales returns allowance	$107	$87	$(84)	$110

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of Registrant.

3.2(2)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

3.4(3)	Bylaws of Catalyst Semiconductor, Inc., as amended and restated June 6, 2004.

4.1(4)	Specimen Stock Certificate.

4.2(2)	Preferred Shares Rights Agreement, dated as of December 21, 2006 between Catalyst Semiconductor, Inc. and Computershare Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.6(5)	Amended and Restated 2003 Stock Incentive Plan.

4.6.1(6)	Form of Stock Option Agreement.

4.6.2(7)	Form of Restricted Stock Agreement.

4.6.3(5)	Form of Restricted Stock Unit Agreement.

4.7(28)	2003 Director Stock Option Plan.

4.8(8)	1998 Special Equity Incentive Plan.

10.27(9)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.61(10)	Common Stock Purchase Agreement dated as of May 26, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of May 26, 1998 between the Registrant and Elex N.V.

10.61.1(11)	Common Stock Purchase Agreement dated as of September 14, 1998 between Registrant and Elex N.V. with Standstill Agreement dated as of September 14, 1998 between the Registrant and Elex N.V.

10.61.2(12)	Amendment No. 1 to Amended and Restated Standstill Agreement dated as of April 22, 2004.

10.61.3(12)	Second Amended and Restated Standstill Agreement dated as of June 10, 2004.

10.83(13)	Stock Transfer Agreement dated April 19, 2002 between Elex NV and Registrant.

10.84(14)*	Form of Change of Control Agreement between Registrant and its non-employee directors.

10.85(18)*	Amended and Restated Employment Agreement dated February 26, 2008 between Gelu Voicu and Registrant.

10.86(12)	Stock Transfer Agreement dated as of April 22, 2004 between the Registrant and Elex N.V.

10.87(15)*	Severance Agreement dated October 14, 2002 between George Smarandoiu and Registrant.

10.88(16)	Sale-Purchase Promissory Agreement dated November 6, 2003 between Registrant and S.C. Hathor Impex SRL.

10.91(17)*	Fiscal 2008 Bonus Plan.

10.92(18)*	Form of Severance Agreement.

10.93(19)*	Severance Agreement dated August 23, 2005 between Sorin Georgescu and Registrant.

10.93.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between Sorin Georgescu and Registrant.

10.94(19)*	Severance Agreement dated August 23, 2005 between Irvin Kovalik and Registrant.

Exhibit No.	Description
10.94.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between Irvin Kovalik and Registrant.

10.95(19)*	Severance Agreement dated August 23, 2005 between George Smarandoiu and Registrant.

10.95.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between George Smarandoiu and Registrant.

10.96(17)*	Offer Letter with David Eichler dated August 7, 2007.

10.98(20)*	Offer Letter with Scott Brown dated August 18, 2005.

10.99(21)	Agreement of Sale by and between 2975 Stender Associates LLC and Registrant effective as of February 3, 2006.

10.100(22)	Lease Agreement entered into on March 6, 2006 by and between Catalyst Semiconductor International, Inc. and Stars Microelectronics.

10.100.1(23)	Amendment No. 1 dated October 19, 2006 to Lease Agreement by and between Catalyst Semiconductor (Thailand) Limited and Stars Microelectronics.

10.101(24)*	Severance Agreement dated as of September 10, 2007 between David Eichler and Registrant.

10.101.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between David Eichler and Registrant.

10.102(24)*	Severance Agreement dated as of September 10, 2007 between Scott Brown and Registrant.

10.102.1(18)*	Amendment to Severance Agreement dated February 26, 2008 between Scott Brown and Registrant.

10.103(25)	Lease Agreement dated as of March 1, 2007 between Catalyst Semiconductor (Thailand) Co. Ltd., and Stars Microelectrics (Thailand) Public Company Limited.

10.104(25)†	Service Agreement dated as of April 22, 2006 by and between Registrant and Trio-Tech (Bangkok) Co., Ltd.

10.105(26)†	Wafer Supply Agreement dated June 11, 2008 between OKI Electric Industry Co., Ltd. And Registrant.

10.106(27)*	Fiscal 2009 Bonus Plan.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on page 48).

31.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the SEC on December 28, 2006.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2007.

(4)	Incorporated by reference to Registrant’s Registration Statement on Form 8-A/A filed with the SEC on April 29, 1993.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2008.

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed with the SEC on March 3, 2006 (File No. 333-132204).

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2006.

(8)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the SEC on July 27, 2000.

(9)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the SEC on May 11, 1993 (File No. 33-60132), as amended.

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on August 19, 1998.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 21, 1998.

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 filed with the SEC on June 14, 2004 (File No. 333-116425).

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2002.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on July 29, 2002.

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2004.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 9, 2004.

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2007.

(18)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2008.

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005.

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2005.

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006.

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2006.

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2006.

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2007.

(25)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 12, 2007.

(26)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2008.

(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2008.

(28)	Incorporated by reference to an Appendix to Registrant’s Definitive Proxy Statement previously filed with the SEC on November 13, 2002.

†	Confidential treatment has been granted as to a portion of this Exhibit. Such portion has been redacted and filed separately with the SEC.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.