Form 10-K/A
period 2008-04-27
CATALYST SEMICONDUCTOR INC
filed 2008-08-14
CIK 899636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-21488

Catalyst Semiconductor, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0083129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2975 Stender Way, Santa Clara California	95054
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (408) 542-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value	The NASDAQ Global Market LLC (The NASDAQ-GM)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

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

The number of shares of Registrant’s Common Stock outstanding as of July 27, 2008 was 15,365,154.

DOCUMENTS INCORPORATED BY REFERENCE

None

CATALYST SEMICONDUCTOR, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 27, 2008

CATALYST SEMICONDUCTOR, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the fiscal year ended April 27, 2008 (the “Form 10-K”), which was originally filed on July 3, 2008 (the “Original Filing”), is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information required by Part III, items 10, 11, 12, 13 and 14 of the Original Filing. Accordingly, reference to the Company’s Proxy Statement on the cover page has been deleted. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from Catalyst Semiconductor, Inc.’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.

As used in this Form 10-K/A, references to the “Company,” “we,” “our,” or “us,” mean Catalyst Semiconductor, Inc., unless the context otherwise indicates.

All information contained in this Form 10-K/A is as of the original filing date of the Form 10-K and does not reflect any subsequent information or events other than as described above.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names of and certain information about our directors as of April 27, 2008.

Name	Age	Position with Catalyst	Since	Board Committees
Class I Directors
Henry C. Montgomery	72	Chairman of the Board, Director	2000	A*, C, N, S
Gelu Voicu	58	President and Chief Executive Officer, Director	2002
Class II Directors
Garrett A. Garrettson	65	Director	2003	A, C*, N, S
Glen G. Possley	68	Director	2000	A, C, N*
Class III Director
Roland M. Duchâtelet	61	Director	1999	A, S

Board Committees: A - Audit, C - Compensation, N - Nominating and Governance, S – Strategy Committee

*	Indicates chair of that committee

There are no family relationships between any of our directors or executive officers.

Mr. Montgomery has served as our director since July 2000 and has served as the chairman of our board of directors since August 2002. Mr. Montgomery previously served as a member of our board of directors from 1990 to 1996. Since 2006, Mr. Montgomery has served as chairman of the board and chief executive officer of Montgomery Pacific Outsourcing, LLC, a financial management and accounting outsourcing firm with a subsidiary in the Philippines. Since 1980, Mr. Montgomery has served as the chairman of the board of Montgomery Professional Services Corporation, a financial management, accounting outsourcing and professional staffing firm. Since June 2005, Mr. Montgomery has served as chairman of the board of ASAT Holdings Ltd., a provider of semiconductor assembly, test and package design services located in Hong Kong and Guangdong, China. Mr. Montgomery has also served as a director of Swift Energy Company, an independent oil and gas company, since 1984. He holds a B.A. in Economics from Miami University in Oxford, Ohio.

Mr. Voicu has served as our President and Chief Executive Officer since October 2002. Mr. Voicu joined Catalyst in 1993 and has held other positions prior to becoming President and Chief Executive Officer including Executive Vice President and Chief Operating Officer, Vice President of Engineering and Manufacturing and flash product line director. Mr. Voicu also serves as one of our board members. Prior to joining us, Mr. Voicu was with Cypress Semiconductor, Inc. a semiconductor company, most recently as senior product engineer. Mr. Voicu holds an M.S. degree in Electrical Engineering from the Polytechnical Institute, Bucharest, Romania.

Dr. Garrettson has served as our director since February 2003. Since October 2004, Dr. Garrettson has served as president of G. Garrettson Consulting LLC. Dr. Garretson has served as a director of Gigatronics, Inc., a telecommunications and electronic equipment design and manufacturing company, since November 2005 and as chairman of the board of directors since January 2008. Since September 2004, Dr. Garrettson has served as a director of Iridex Corporation, a provider of therapeutic-based laser systems and delivery devices for the medical industry, and has served as its lead director from February 2008. Dr. Garrettson has also served as a director of GSI Group, Inc., a supplier of precision motion component products, lasers, and laser-based manufacturing systems, since June 2005. Dr. Garrettson also previously served as president, chief executive officer and director of Fresco Technologies from December 2005 to January 2008, and as president, chief executive officer and director of Clairvoyante, Inc. from November 2001 to September 2004. Dr. Garrettson holds a B.S. and an M.S. in Engineering Physics and a Ph.D. in Nuclear Engineering from Stanford University.

Dr. Possley has served as our director since July 2000 and was our lead director from May 2001 to August 2002. From January 1998 to the present, Dr. Possley has served as managing general partner at Glen-Ore Associates, a consulting company focused on the semiconductor business. Dr. Possley has been a director of Novellus Systems, Inc., a semiconductor equipment company, since July 1991. Since November 2005, Dr. Possley has served as a director of ASAT Holdings Ltd, a provider of semiconductor assembly, test and package design services located in Hong Kong and Guangdong, China. From January 1998 to January 2000, Dr. Possley was a partner at International Technology Ventures and N-Able Group. He received a B.S. in Mathematics from Western Illinois University and a Ph.D. in Physical Chemistry from the University of Kentucky.

Dr. Duchâtelet has served as our director since September 1999. From September 1989 to the present, Dr. Duchâtelet has served as chairman of Elex N.V., a holding company. Additionally, Dr. Duchâtelet has served as a director of Xtrion N.V., a holding company, since January 2006; as chairman of the board of directors of Melexis N.V., a semiconductor company, since May 1994; and as a director of EPIQ N.V., a semiconductor company. Dr. Duchâtelet holds a B.S. in Applied Economic Sciences, an M.B.A. and a Ph.D. in Electronic Engineering from the University of Leuven, Belgium.

Executive Officers

Certain information regarding our executive officers required by this Item 10 is contained under Part 1, Item 1, “Executive Officers” of the Original Filing and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a).

Based solely on our review of copies of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K, if any, stating that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the fiscal year ended April 27, 2008.

Our Insider Trading Policy allows directors, officers and other employees covered under such policy to establish, under the limited circumstances contemplated by Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. None of our directors, officers or employees adopted a Rule 10b5-1 trading plan that was in effect during the fiscal year ended April 27, 2008.

Code of Business Conduct and Ethics

Certain information regarding our Code of Business Conduct and Ethics required by this Item 10 is contained under Part 1, Item 1, “Website Postings” of the Original Filing and is incorporated herein by reference.

Audit Committee

Our Audit Committee consists of Messrs. Duchâtelet, Garrettson, Montgomery and Possley, each of whom is independent within the meaning of the rules of the SEC and the listing standards of the NASDAQ Global Market. The board of directors has determined that Mr. Montgomery is an “audit committee financial expert” as defined pursuant to the rules of the SEC. Our board of directors amended the charter of the Audit Committee in February 2004 to comply with requirements of the NASDAQ Global Market and the rules of the SEC. A copy of the charter is available on our website at www.catsemi.com. The Audit Committee held five meetings during fiscal 2008.

Compensation Committee

The Compensation Committee consists of Messrs. Garrettson, Montgomery and Possley, each of whom is independent within the meaning of the rules of the SEC and the listing standards of the NASDAQ Global Market. The Compensation Committee is responsible for reviewing and approving our compensation policies and the compensation paid to our executive officers. A copy of the charter is available on our website at www.catsemi.com. The Compensation Committee held ten meetings and acted by unanimous written consent six times during fiscal 2008.

Nominating and Governance Committee

The Nominating and Governance Committee consists of Messrs. Garrettson, Montgomery and Possley, each of whom is independent within the meaning of the rules of the SEC and the listing standards of the NASDAQ Global Market. The Nominating and Governance Committee is responsible for assisting the board of directors in identifying prospective director nominees and selecting the director nominees for the next annual meeting of stockholders, and for ensuring that the board of directors and the company adopt and follow appropriate governance standards. Our board of directors amended the charter of the Nominating and Governance Committee in June 2006 to address continuing education of directors and Section 16 officers. A copy of the charter is available on our website at www.catsemi.com. The Nominating and Governance Committee held one meeting during fiscal 2008.

Strategy Committee

The Strategy Committee consists of Messrs. Duchâtelet, Garrettson and Montgomery and was formed in July 2007. The committee is not a standing committee of the board of directors and does not have a formal charter. The Strategy Committee is responsible for advising the board of directors on matters related to stockholder value. In fiscal 2008, the Strategy Committee met eight times. In January 2008, the board of directors disbanded the Strategy Committee.

Policy for Director Recommendations and Nominations

The Nominating and Governance Committee was established in August 2004 and adopted guidelines regarding director recommendations and nominations at that time. The Nominating and Governance Committee will consider candidates for board membership suggested by a board member, management, stockholders and others. It is the policy of our Nominating and Governance Committee to consider recommendations for candidates to the board of directors from stockholders who have held not less than 1% shares of the outstanding shares of our common stock for at least 12 months prior to the date of the submission of the recommendation. The Nominating and Governance Committee will consider persons recommended by our stockholders in the same manner as a nominee recommended by the board of directors, a board member or management.

A stockholder may also nominate a person directly for election to the board of directors at an Annual Meeting of Stockholders provided they meet the requirements set forth in our bylaws related to stockholder proposals.

Where the Nominating and Governance Committee has either identified a prospective nominee or determines that an additional or replacement director is required, the Nominating and Governance Committee may take such measures that it considers appropriate in connection with its evaluation of a candidate for nomination, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, the board of directors or management. In its evaluation of director candidates, including incumbent directors, the Nominating and Governance Committee will consider a number of factors, including:

•	The current size and composition of the board of directors and the needs of the board of directors and its committees; and

•	Factors such as judgment, independence, character and integrity, area of expertise, diversity of experience, length of service and potential conflicts of interest.

While the Nominating and Governance Committee has not specified specific, minimum qualifications for candidates, it also believes that the following qualifications are desirable for a nominee for director:

•	The highest personal and professional ethics and integrity;

•	Proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment;

•	Skills that are complementary to those of the existing directors;

•	The ability to assist and support management and make contributions to our success; and

•	An understanding of the fiduciary obligations of a board member and the commitment of time and energy necessary to diligently carry out those duties.

After completing the evaluation and review, the Nominating and Governance Committee will make a recommendation to the board of directors as to a slate of the persons for nomination to the board of directors. The board of directors will review the slate and adjust or approve it after considering the recommendation and report of the Nominating and Governance Committee.

Item 11.	Executive Compensation

Compensation of Directors

Messrs. Duchâtelet, Garrettson and Possley received cash remuneration for serving on the board of directors, which consisted of fees of $48,000 in fiscal 2008. Mr. Montgomery received cash remuneration for serving as Chairman of the board of directors, which consisted of fees of $63,000 in fiscal 2008. Directors are also reimbursed for reasonable expenses incurred in attending board and committee meetings. Directors do not receive additional compensation for serving on a committee. Mr. Voicu, who is an employee of our company, did not receive additional remuneration for serving as a director.

Pursuant to our 2003 Director Stock Option Plan (“Director SOP”), each non-employee director who has served for six months or more is granted an option to purchase 15,000 shares on May 1 of each calendar year, provided that he is in office on May 1. Each new non-employee director is entitled to a one-time grant of 30,000 options when he becomes a director. Option grants under the Director SOP must be at prices equal to 100% of the fair market value of the stock on the date of grant as reported on the NASDAQ Global Market and are for periods not to exceed 10 years. Options granted to non-employee directors under the Director SOP are fully vested on the date of the grant.

The following table details compensation paid to each director during the fiscal year ended April 27, 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Roland M. Duchâtelet	$48,000	$—	$16,700	$—	$—	$—	$64,700
Garret A. Garrettson	48,000	—	16,700	—	—	—	64,700
Henry C. Montgomery	63,000	—	16,700	—	—	—	79,700
Glen G. Possley	48,000	—	16,700	—	—	—	64,700

(1)

Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures) for fiscal 2008 in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”). The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Form 10-K filed with the SEC on July 3, 2008. These amounts do not correspond to the actual value that will be recognized by the directors. The options fully vested on the date of grant.

The aggregate number of shares subject to stock awards and stock options outstanding at April 27, 2008 for each of the directors was as follows:

Name	Aggregate number of Stock Awards Outstanding at April 27, 2008	Aggregate number of Option Awards Outstanding at April 27, 2008
Roland M. Duchâtelet	—	100,000
Garret A. Garrettson	—	75,000
Henry C. Montgomery	—	135,000
Glen G. Possley	—	85,000

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Philosophy of the Compensation Program

Our philosophy is to provide compensation to our executive officers in such a manner as to attract and retain the best available personnel for positions of substantial responsibility within our company, to provide incentives for such persons to perform to the best of their abilities, and to promote the success of our business. Our compensation policies also consider our financial condition and results of operations.

The objectives of our compensation program are as follows:

•	Provide competitive compensation programs that attract, motivate and retain talent at all levels within our company with the requisite skills for success;

•	Motivate employees to optimize their individual performance to achieve our objectives;

•	Align the financial interests of our company and employees with our stockholders via equity-based awards; and

•	Create a direct link between our performance and individual contribution and awards.

To achieve these objectives, our Compensation Committee annually benchmarks each position of our executive officers against market data for companies in our industry with similar characteristics. To this end, we compare each component of employee compensation, including base salary, short and long term incentives, to industry averages and other measures. Overall, the executive compensation program is intended to create the opportunity for total compensation that is comparable with that available to executives at other companies of similar size in the semiconductor industry.

Compensation Committee

The Compensation Committee administers our executive compensation program and is currently comprised of three non-employee, independent members of the board of directors, none of whom has any interlocking relationships as defined by the SEC. The scope of authority of the Compensation Committee is to set salaries and bonuses of the executive officers and to award equity grants and other compensation to them as appropriate. The Compensation Committee has the authority to review and recommend compensation policies generally, review and approve compensation of our executive officers and administer our stock plans, including reviewing and approving equity-based awards to our executive officers.

Our Compensation Committee has the sole authority to retain and terminate any compensation consultant to be used by us to assist in the evaluation of the compensation of the Chief Executive Officer (“CEO”) or other executive officers and has the sole authority to approve the consultant’s fees and other retention terms. Our Compensation Committee also has authority to obtain advice and assistance from internal or external legal, accounting or other advisors. Although our executive officers do not have a role in determining executive compensation, the Compensation Committee does review our CEO’s recommendations when making compensation decisions regarding compensation of other officers. Our CEO generally attends the Compensation Committee meetings, except he does not attend the meetings or deliberations concerning his compensation.

Executive Compensation Components

The primary components of our executive compensation program are salary, bonus, equity incentives, change-in-control and severance packages and fringe benefits. Various components of the compensation programs are designed to drive our short-term and long-term strategic goals and values and to reward contributions toward these goals. Current compensation is mainly comprised of salary and cash bonuses. Long-term compensation is mainly comprised of equity incentives.

Each executive officer’s compensation package for fiscal 2008 consisted of the following elements: (i) base salary, (ii) potential cash bonus based upon our attainment of pre-established financial objectives and attainment of pre-established individual performance objectives, (iii) eligibility for long-term, stock-based incentive awards designed to align and strengthen the mutuality of interests between our executive officers and our stockholders, (iv) change-in-control agreements in most cases and (v) other benefits.

Salary

The base salaries of our executive officers are, in general, established on the basis of skills, accomplishments, the scope of the job and prevailing market conditions. The salary for each executive officer is determined by evaluating the responsibilities of the position held and the experience and performance of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions in technology-based companies of reasonably similar size.

The Compensation Committee reviews executive salaries annually and adjusts them as appropriate to reflect changes in the market conditions and individual performance and responsibility. In making its salary recommendations to the Board, the Compensation Committee refers to the Radford Executive Survey for public semiconductor companies with average revenue under $100 million. Additionally, the CEO compiles peer group data by reviewing public filings from comparable semiconductor companies with respect to revenues, market capitalization, industry and/or technological focus (the “Benchmark Companies”). For purposes of the compensation decisions ultimately approved by our Compensation Committee, the Benchmark Companies considered were California Micro Devices, Leadis, Inc., Sipex Corporation, Ramtron International and Quicklogic Corporation. The annual revenues of the Benchmark Companies ranged from $32 million to $90 million. In reaching its decision to adjust base salaries, our Compensation Committee noted that there had not been an adjustment in the base salaries of our executive officers in the past four years. Additionally, the base salaries were generally below the compensation level compared to executives holding similar positions at the Benchmark Companies. The recently approved base salary adjustments bring all of our executive officers in line with market conditions and their peer group at the Benchmark Companies. In fiscal 2008, the Compensation Committee approved salary adjustments for the following executive officers effective August 1, 2007.

Name of Officer	Previous Annual Base Salary	New Annual Base Salary
Gelu Voicu	$350,000	$375,000
Scott Brown	$168,000	$180,000
Sorin Georgescu	$187,000	$200,000
George Smarandoiu	$187,000	$200,000

Compensation for the Chief Executive Officer. In May 2007, we entered into an amended and restated employment agreement with Mr. Voicu (the “Prior Employment Agreement”). The Prior Employment Agreement provided for an annual base salary of $350,000 with an annual bonus targeted at 65% of Mr. Voicu’s annual base salary upon achievement of specified performance milestones. In the event the Company and Mr. Voicu far exceed the performance goals specified by the Compensation Committee, Mr. Voicu may earn up to a maximum of 130% of his annual base salary. In addition, we provided Mr. Voicu a $1,000,000 term life insurance. Then in August 2007, the Compensation Committee approved an increase in Mr. Voicu’s annual base salary to $375,000. In February 2008, we entered into a new amended and restated employment agreement with Mr. Voicu (the “Amended Voicu Agreement”), which superseded the Prior Employment Agreement. The Amended Voicu Agreement is substantially similar to the Prior Employment Agreement, although it includes material language modifications intended to ensure that the agreement is in compliance with the final regulations of Section 409A of the Internal Revenue Code of 1986, as amended. Please see “Employment Contracts, Change in Control Arrangements” below for a description of the Amended Voicu Agreement.

Executive Bonus Plan

The executive bonus program is designed for executive officers to reward performance in line with our goals; to align members of the executive team to achieve the same goals; and to motivate the achievement of financial results above and beyond planned goals. This program is based on a combination of our financial performance as well as subjective individual goals set by our CEO for each participant. Bonus decisions are determined by our CEO’s end-of-quarter evaluation of each executive’s performance and must be approved by the Compensation Committee. The Compensation Committee evaluates the bonus program annually.

In adopting the 2008 Executive Bonus Plan (the “2008 Bonus Plan”) in August 2007, the Compensation Committee reviewed comparative market data for the industry with respect to executive bonus compensation. Pursuant to the 2008 Bonus Plan, individual performance goals were set for each of our executives. The 2008 Bonus Plan was designed to provide compensation incentives in the form of quarterly cash bonuses for participating employees, including executive officers, based on individual and our overall performance. The 2008 Bonus Plan provides for three separate bonus pools: a discretionary pool; a profit sharing pool, which provides for payments to non-executive employees; and an executive pool, which provides for payments to executive officers.

The executive pool provides for quarterly payments to executive officers based upon Return on Equity (“ROE”) and individual performance. The aggregate bonus payment to each executive officer for each of the four fiscal quarters is based upon a targeted percentage of the executive officer’s annual base salary. The actual bonus payments, if any, are calculated based upon a formula that weights scores for ROE and the executive officer’s achievement of individual performance goals determined by the Compensation Committee. The individual performance goals vary by executive and are based on specified management initiatives and/or execution against our approved operating and strategic plans. Underachievement or overachievement of targeted ROE and individual performance goals can result in lower or higher scores for those milestones and, as a result, lower or higher bonus payments than the targeted percentage of base salary. In addition, the maximum quarterly payment varies by fiscal quarter based upon the following percentages of the total targeted annual payment: 12% for the fiscal first quarter, 15% for the fiscal second quarter, 23% for the fiscal third quarter and 50% for the fiscal fourth quarter. The 2008 Bonus Plan also limits the aggregate quarterly bonuses that may be paid to each executive officer at a maximum percentage of the executive officer’s annual base salary.

Following the end of each fiscal quarter, the Compensation Committee reviews the ROE and the individual performance goals for the quarter, determines the scores applicable to each executive officer, reviews and confirms the bonus payments, if any, for each executive officer, and may adjust the individual performance goals of one or more executive officers.

For fiscal 2008, the Compensation Committee reviewed the 2008 Bonus Plan to determine if bonuses were to be awarded to our executive officers based on achievement of the Company’s and individuals’ performance goals as recommended by our CEO. The Compensation Committee determined that we met our performance goals for fiscal 2008 successfully and decided to award bonuses under the 2008 Bonus Plan as presented in below in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”

Equity-Based Incentives

The Compensation Committee believes that granting equity-based awards is an important method of rewarding and motivating our employees by aligning employees’ interests with those of our stockholders. The Compensation Committee also recognizes that a stock incentive program is a necessary element in a competitive compensation package. We utilize a vesting schedule to encourage our executive officers to continue in the employ of our company and to encourage executive officers to maintain a long-term perspective. In determining the size of stock option grants and restricted stock awards, the Compensation Committee focuses on the executive officers’ current and expected future value to our company, as well as the relative current value of their previous equity awards. We do not have any program, plan or policy to grant equity compensation to executives on specified dates. We do not attempt to coordinate equity grants with the release or withholding of material non-public information.

Historically, the number of stock options and/or performance shares our Compensation Committee has granted to each officer and the vesting schedule for each grant has been determined based on a variety of factors, including specific job responsibility levels, individual performance ratings, and market data collected regarding the equity grant ranges for peer companies. In making its recommendations to the board, the Compensation Committee refers to the Radford Executive Survey for semiconductor companies, as well as the CEO’s compilation of peer group data from public filings by comparably sized local semiconductor companies. In fiscal 2006, our Compensation Committee retained Compensia, Inc. (“Compensia”), a nationally-recognized executive compensation consulting firm, to act as its independent compensation consultant. Compensia continues to assist our compensation committee in the evaluation of competitive market changes for executive equity compensation. In fiscal 2007, Compensia made recommendations to the Compensation Committee with regard to restricted stock awards (“RSAs”) and a stock option exchange offer for all employees including executive officers but excluding non-employee directors. Prior to Compensia’s review, we only offered equity incentives in the form of stock options to purchase shares of our common stock. However, we determined that RSAs are another form of equity incentives that are prevalent among our peers and began to award RSAs in fiscal 2007. To ensure that we are competitive in attracting and retaining employees, we began granting RSAs to our executive officers in November 2006. The par value of the shares of our common stock issued upon settlement of the RSAs will be considered to have been paid with past services rendered.

In determining equity incentive awards for our executive officers in fiscal 2008, the Compensation Committee reviewed the current equity position of each of our executive officers and the current value of outstanding equity awards held by our officers. The committee also compared our equity compensation awards to compensation data from the Radford Executive Survey. On August 9, 2007, the Compensation Committee approved the grant of stock options to our executive officers as presented below in the Grants of Plan-Based Awards Table under “All Other Option Awards: Number of Securities Underlying Options.” There were no restricted stock awards granted to our executive officers in fiscal 2008.

Change-in-Control and Severance Agreements

In certain instances, either as a condition of employment or to continue employment, our executive officers have negotiated change-in-control and/or termination of employment severance provisions. The Compensation Committee believes these types of provisions are necessary in recruiting and retaining our executive officers. The Compensation Committee considers all factors necessary to induce and retain these individuals, and we negotiate individual change-in-control and termination of employment severance agreements. These modifications are made on a case-by-case basis, and typically entail accelerated vesting of equity incentives and/or cash compensation. All our change-in-control and termination of employment severance agreements are described in detail in the post-employment/change-in-control portion of this Form 10-K/A. See “Employment Contracts, Change-in Control Agreements.”

Other Benefits/Perquisites

Our named executive officers receive no benefits from us under defined pension or defined contribution plans other than the tax-qualified 401(k) Plan. We also provide 401(k) matching and group and term life insurance to our executive officers. During fiscal 2008, Mr. Voicu received a car allowance to assist in his role as CEO. We also provide 401(k) matching and group and term life insurance to our executive officers. In addition, we may also reimburse for business travel expenses and provide communication devices for our executives, but only if the items are integrally and directly related to the performance of their duties. All executive officers travel on commercial aircraft.

Recent Compensation Determinations

For fiscal 2009, our Compensation Committee has taken the following actions related to executive compensation:

•	On May 17, 2008, our Compensation Committee approved the restricted stock awards described in the table below.

Name of Executive Officer	Number of Shares(1)
Gelu Voicu	72,000
David Eichler	36,000
Scott Brown	36,000
Sorin Georgescu	36,000
George Smarandoiu	36,000

(1)

These awards were granted pursuant to the Company’s 2003 Stock Incentive Plan. One-third of the restricted stock award will vest on May 3, 2009, provided the executive officer meets certain specified performance goals. In the event such goals are not met, 1/3 of the restricted stock award will terminate. The remaining 2/3 of the restricted stock award will vest on January 2, 2011.

•

On June 3, 2008, our Compensation Committee adopted the Fiscal 2009 Bonus Plan which provides compensation incentives for participating employees, including executive officers, based on individual and company performance. Bonus payments will be made in accordance with the following table if corporate and individual performance targets are satisfied during the applicable period.

Name of Executive Officer	Targeted Aggregate Bonus(1)	Maximum Aggregate Bonus(1)
Gelu Voicu	65%	130%
David Eichler	50%	100%
Scott Brown	50%	100%
Sorin Georgescu	50%	100%
George Smarandoiu	50%	100%

(1)	Targeted and Maximum Aggregate Bonus payments under the plan will be based on a percentage of the individual executive officer’s annual base salary.

Tax Deductibility of Executive Compensation

The Compensation Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1,000,000 in any taxable year for any of the named executive officers, unless compensation is performance-based. The Compensation Committee has studied the impact of Section 162(m) on our option plan and believes that options granted under our equity compensation plans to our executive officers will meet the requirements for qualifying as performance-based. The Compensation Committee therefore believes that Section 162(m) will not affect the tax deductions available to us with respect to the compensation of our executive officers. It is the Compensation Committee’s policy to qualify, to the extent reasonable, our executive officers’ compensation for deductibility under applicable tax law. However, if competitive or business circumstances warrant we may in the future pay compensation to our executive officers that may not be deductible.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the compensation committee is or was formerly an officer or an employee of us or our subsidiaries.

COMPENSATION COMMITTEE REPORT

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, this Board Compensation Committee Report on Executive Compensation shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any such filings.

Our Compensation Committee is responsible for reviewing and approving our compensation policies and the actual compensation paid to our executive officers. The Compensation Committee operates under a written charter adopted by the board on March 1, 2004 and consists entirely of independent directors as defined by the NASDAQ Global Market rules. The Compensation Committee is comprised of Messrs. Garrettson, Montgomery and Possley.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A. We believe our compensation program assists the Company to remain competitive in attracting and retaining talented leaders and to ensure a close link between executive pay and company performance. It also establishes an important foundation for reaching our goal of increasing long-term value for our stockholders.

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS
Garrett A. Garrettson, Henry C. Montgomery and Glen G. Possley

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation. The following table shows the compensation paid by us in fiscal 2008 to our CEO, chief financial officer and our three most highly compensated executive officers other than the CEO and chief financial officer who served as executive officers (the “named executive officers”) at April 27, 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	Non-Qualified Deferred Compensation Earnings	Other Annual Compensation(3)	Total
Gelu Voicu(4)	2008	$402,860	$—	$104,366	$217,164	$110,331	$—	$22,078	$856,799
President and Chief Executive Officer	2007	350,000	—	33,831	360,584	—	—	20,853	765,268
David Eichler(5)	2008	154,808	—	—	31,078	30,147	—	8,004	224,037
Vice President of Finance and Administration and Chief Financial Officer	2007	—	—	—	—	—	—	—	—
Scott Brown	2008	172,979	—	36,840	156,289	43,738	—	5,357	415,203
Vice President of Marketing for Analog/Mixed-Signal Products	2007	168,000	—	14,587	148,207	—	—	5,128	335,922
Sorin Georgescu	2008	196,148	—	36,840	55,971	50,282	—	6,804	346,045
Vice President of Technology	2007	186,992	—	14,587	90,640	—	—	6,388	298,607
George Smarandoiu	2008	196,148	—	36,840	67,843	55,282	—	9,749	365,862
Vice President of Engineering	2007	187,000	—	14,587	123,950	—	—	6,534	332,071

(1)

Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures) for fiscal 2008 in accordance with SFAS No. 123(R), and thus may include amounts from option awards granted in and prior to fiscal 2008. The assumptions used in the valuation of these option awards are set forth in the notes to our consolidated financial statements, which are included in our Original Filing for the year ended April 27, 2008. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

(2)

These amounts were part of our Executive Bonus Plan, the material terms of which are described under the heading “Compensation Discussion and Analysis - Executive Compensation Components – Executive Bonus Plan.”

(3)

Amounts included under “Other Annual Compensation” represent the dollar values of car allowances, 401(k) matching and group and term life insurance premiums paid by us for the benefit of such executive officer. The breakdown of these amounts is as follows:

Name	Fiscal Year	Car Allowance	401(K) Matching	Life Insurance	Total
Gelu Voicu	2008	$12,000	$5,564	$4,514	$22,078
	2007	12,000	7,038	1,815	20,853
David Eichler	2008	—	6,701	1,303	8,004
	2007	—	—	—	—
Scott Brown	2008	—	3,881	1,476	5,357
	2007	—	3,750	1,378	5,128
Sorin Georgescu	2008	—	5,235	1,569	6,804
	2007	—	4,819	1,569	6,388
George Smarandoiu	2008	—	5,245	4,504	9,749
	2007	—	5,000	1,534	6,534

(4)	Mr. Voicu’s salary for fiscal 2008 included a portion of accrued vacation converted into cash.

(5)	Mr. Eichler joined the Company in August 2007.

Option Grants in Fiscal 2008. Stock options granted vest at a rate of 25% of the shares subject to the option after 12 months, and 1/48th of the shares subject to the option vest each month thereafter. The options have a 10-year term, but are subject to earlier termination in connection with termination of employment. Options are incentive stock options to the extent qualified and nonstatutory options otherwise. See also “Employment Contracts and Change-in-Control Arrangements” below for a description of certain acceleration provisions which may be applicable to these options under certain circumstances. Options are granted at an exercise price equal to the fair market value of our common stock, as determined by reference to the closing price reported on the NASDAQ Global Market on the date of grant.

Grant of Restricted Stock in Fiscal 2008. Restricted stock vests over a period of three years, with 1/3 of the grant vesting at the end of each year. No restricted stock awards were granted to our named executive officers during fiscal 2008.

Grant of Plan-Based Awards

The following table sets forth information concerning plan-based awards during fiscal 2008 to each of the named executive officers:

Grants of Plan-Based Awards Table for Fiscal 2008

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Securities Under- lying Options (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gelu Voicu	8/9/07	8/9/07	—	—	—	—	—	—	—	200,000	$4.21	$243,259
	8/9/07	8/9/07	—	$243,750	$487,500	—	—	—	—	—	—	—
David Eichler	8/14/07	8/14/07	—	—	—	—	—	—	—	160,000	4.05	186,463
	8/14/07	8/14/07	—	115,000	230,000	—	—	—	—	—	—	—
Scott Brown	8/9/07	8/9/07	—	—	—	—	—	—	—	40,000	4.21	48,652
	8/9/07	8/9/07	—	90,000	180,000	—	—	—	—	—	—	—
Sorin Georgescu	8/9/07	8/9/07	—	—	—	—	—	—	—	40,000	4.21	48,652
	8/9/07	8/9/07	—	100,000	200,000	—	—	—	—	—	—	—
George Smarandoiu	8/9/07	8/9/07	—	—	—	—	—	—	—	60,000	4.21	72,978
	8/9/07	8/9/07	—	100,000	200,000	—	—	—	—	—	—	—

(1)

According to the bonus program, the target and maximum represent 50% and 100% of annual base salary, respectively, for all officers except Mr. Voicu. For Mr. Voicu, the target and maximum represent 65% and 130% of annual base salary, respectively.

(2)

The value of a stock award or option award is based on the fair value as of the grant date of such award determined pursuant to SFAS No. 123(R). The exercise price for all options granted to the named executive officers is 100% of the fair market value of the shares on the grant date. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of Catalyst common stock at such date in the future when the option is exercised. The proceeds to be paid to the individual following this exercise do not include the option exercise price.

Outstanding Equity Awards. The following table sets forth information relating to equity awards outstanding at April 27, 2008 held by the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Gelu Voicu	62,046	—	—	$1.73	9/27/11	—	—	—	—
	300,000	—	—	$2.29	10/14/12	—	—	—	—
	200,000	—	—	$2.34	10/29/12	—	—	—	—
	150,000	50,000	—	$4.27	4/1/15	—	—	—	—
	13,540	23,960	—	$3.35	3/15/17	—	—	—	—
	13,541	23,959	—	$3.35	3/15/17	—	—	—	—
	36,111	63,889	—	$3.35	3/15/17	—	—	—	—
	—	200,000	—	$4.21	8/9/17	—	—	—	—
	—	—	—	—	—	33,350	$150,409	—	—

David Eichler	—	160,000	—	$4.05	8/14/17	—	—	—	—

Scott Brown	53,263	29,209	—	$4.85	9/23/15	—	—	—	—
	75,903	41,625	—	$4.85	9/23/15	—	—	—	—
	—	40,000	—	$4.21	8/9/17	—	—	—	—
	—	—	—	—	—	23,345	$105,286	—	—

Sorin Georgescu	180,000	—	—	$1.73	9/27/11	—	—	—	—
	50,000	—	—	$2.68	4/27/13	—	—	—	—
	17,683	5,895	—	$4.27	4/1/15	—	—	—	—
	27,316	9,106	—	$4.27	4/1/15	—	—	—	—
	9,027	15,973	—	$3.35	3/15/17	—	—	—	—
	—	40,000	—	$4.21	8/9/17	—	—	—	—
			—	—	—	23,345	$105,286	—	—

George Smarandoiu	106,000	—	—	$2.29	10/14/12	—	—	—	—
	15,000	5,000	—	$4.27	4/01/15	—	—	—	—
	30,000	10,000	—	$4.27	4/01/15	—	—	—	—
	14,444	25,556	—	$3.35	3/15/17	—	—	—	—
	—	60,000	—	$4.21	8/9/17	—	—	—	—
	—	—	—	—	—	23,345	$105,286	—	—

(1)	The market value is based on the $4.51 per share closing price of our common stock on April 27, 2008 as reported on the NASDAQ Global Market.

Option Exercises and Stock Vesting in Fiscal 2008. The following table sets forth information regarding options exercises and award vesting by each of the named executive officers during fiscal 2008.

Option Exercises and Stock Vested In Fiscal 2008

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Gelu Voicu	—	—	36,667	$161,335
David Eichler	—	—	—	—
Scott Brown	—	—	7,488	$66,900
Sorin Georgescu	—	—	7,488	$66,900
George Smarandoiu	—	—	7,488	$66,900

(1)

The number of shares acquired on vesting of restricted stock by Messrs. Brown, Georgescu and Smarandoiu represent 11,655 shares each, net of the officers’ statutory minimum withholding tax equivalent to 4,167 shares each.

(2)	The value realized equals the fair market value of our common stock on the vesting date, multiplied by the number of shares that vested.

Pension Benefits. Catalyst does not provide pension benefits for any of the named executive officers.

Nonqualified Deferred Compensation. Catalyst does not maintain any nonqualified deferred compensation benefits for any of the named executive officers.

Payments to be Made upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, they are entitled to receive amounts earned during his term of employment. Such amounts include:

•	Accrued but unpaid wages

•	Non-equity incentive compensation earned during the fiscal year, including any earned sales commissions;

•	Upon exercise of outstanding and vested options, shares awarded under the 2003 Stock Incentive Plan and 1998 Special Equity Incentive Plan;

•	Unused vacation pay; and

•	Reimbursement of accrued expenses

Payments Made upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments to be Made upon Termination” above, the named executive officer will receive benefits under Catalyst’s disability plan or payments under Catalyst’s life insurance plan, as appropriate.

Employment Contracts, Change-in-Control Arrangements

In February 2008, we entered into amended and restated employment and severance agreements with our named executive officers. The material modifications to the agreements included language intended to ensure compliance with the final regulations of Section 409A of the Internal Revenue Code of 1986, as amended.

The Amended Voicu Agreement was substantially similar to, and replaced in its entirety, the prior agreement from May 2007 (the “Prior Agreement”). The terms of the Amended Voicu Agreement provide for a base salary of $375,000 with an annual bonus targeted at 65% of his annual base salary. Mr. Voicu may earn up to a maximum of 130% of his annual base salary if he and the Company far exceed the performance goals specified by the Compensation Committee. In the event that Mr. Voicu is involuntarily terminated by us without cause or if he resigns for good reason, as such terms are defined in the Amended Voicu Agreement, he will be entitled to 12 months of severance pay and health insurance coverage, and 12 months of annual bonus pro-rated to the date of termination. For time-based equity awards, the number of his unvested shares equal to the greater of (i) 50% of his then unvested shares of common stock or (ii) the number of his unvested shares that would have vested in the 12 months following such termination will become immediately vested and remain exercisable for a period of one year following such termination. For performance-based awards, 50% of his then unvested shares of common stock will become immediately vested and remain exercisable for a period of one year following such termination. In the event that following a merger, sale or change in ownership of our company (a “Change of Control”) following which Mr. Voicu is not made the CEO of the successor corporation, all of Mr. Voicu’s, then unvested stock options will become immediately vested and remain exercisable for the greater of (i) 12 months or (ii) the period of time for which any shares of common stock subject to stock options granted to any non-employee director are exercisable following a Change of Control. Furthermore, in the event that Mr. Voicu is involuntarily terminated following a Change of Control, he is entitled to 15 months of severance pay and continued benefits.

The amended and restated severance agreements with Messrs. Eichler and Brown supersede the original agreements from September 2007. The amended and restated agreements with Messrs. Georgescu and Smarandoiu supersede the original agreements from August 2005. Under each amended and restated severance agreement, in the event of the aforementioned officers’ involuntary termination prior to or more than 12 months following a Change of Control, they will be entitled to receive continued payments of their base salary and health insurance coverage for a period of six months (nine months in the case of Mr. Eichler). In the event of the officers’ involuntary termination within 12 months following a Change of Control, the officers will be entitled to receive continued payments of their base salary and health insurance coverage for a period of nine months (12 months in the case of Mr. Eichler). Additionally, all unvested options and shares of restricted common stock held by the officers will vest immediately upon involuntary termination within 12 months following a Change of Control.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

The following table shows the potential payments upon termination for various reasons, including within 12 months of a change of control, disability and death for our named executive officers, as of April 27, 2008:

Executive Benefit and Payments Upon Separation	Voluntary Termination, Retirement or For Cause Termination	Involuntary Not For Cause Termination (No Change in Control)	Involuntary Not For Cause Termination (within 12 months of a Change in Control)	Disability	Death
Gelu Voicu
Compensation:
Salary	$—	$375,000	$468,750	$—	$—
Executive Bonus Plan	—	129,840	129,840	—	—
Long Term Incentive Compensation:
Stock Options(1)	—	236,530	473,060	—	—
Benefits & Perquisites:
Stock Awards(1)	—	57,362	114,724	—	—
Life and Health Insurance(2)	—	9,949	12,436	—	—
Accrued Vacation	23,394	23,394	23,394	23,394	23,394

David Eichler
Compensation:
Salary	—	172,500	230,000	—	—
Long Term Incentive Compensation:
Stock Options(1)	—	—	186,463	—	—
Benefits & Perquisites:
Stock Awards(1)	—	—	—	—	—
Life and Health Insurance(3)	—	13,678	18,238	—	—
Accrued Vacation	2,933	2,933	2,933	2,933	2,933

Executive Benefit and Payments Upon Separation	Voluntary Termination, Retirement or For Cause Termination	Involuntary Not For Cause Termination (No Change in Control)	Involuntary Not For Cause Termination (within 12 months of a Change in Control)	Disability	Death
Scott Brown
Compensation:
Salary	$—	$90,000	$135,000	$—	$—
Long Term Incentive Compensation:
Stock Options(1)	—	—	259,078	—	—
Benefits & Perquisites:
Stock Awards(1)	—	—	74,004	—	—
Life and Health Insurance(3)	—	3,446	5,169	—	—
Accrued Vacation	3,017	3,017	3,017	3,017	3,017

Sorin Georgescu
Compensation:
Salary	—	100,000	150,000	—	—
Long Term Incentive Compensation:
Stock Options(1)	—	—	108,088	—	—
Benefits & Perquisites:
Stock Awards(1)	—	—	74,004	—	—
Life and Health Insurance(3)	—	7,434	11,150	—	—
Accrued Vacation	24,038	24,038	24,038	24,038	24,038

George Smarandoiu
Compensation:
Salary	—	100,000	150,000	—	—
Long Term Incentive Compensation:
Stock Options(1)	—	—	147,105	—	—
Benefits & Perquisites:
Stock Awards(1)	—	—	74,004	—	—
Life and Health Insurance(3)	—	8,901	13,351	—	—
Accrued Vacation	16,626	16,626	16,626	16,626	16,626

(1)

Reflects the dollar amount to be recognized for financial statement reporting purposes (disregarding an estimate of forfeitures) for fiscal 2008 in accordance with SFAS No. 123(R), and may include amounts from awards granted in and prior to fiscal 2007. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended April 27, 2008, filed with the SEC on July 3, 2008. These amounts do not correspond to the actual value that will be recognized by the above named officers.

(2)	The amount listed represents the total obligation, to be paid monthly, for a maximum of 12 months following termination with no change in control or 15 months with a change in control.

(3)

The amount listed represents the total obligation, to be paid monthly, for a maximum of six months following termination with no change in control (nine months in the case of Mr. Eichler) or nine months with a change in control (12 months in the case of Mr. Eichler).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock for the following: (i) each person known by us to beneficially own more than 5% of our outstanding common stock; (ii) each of our named executive officers listed in the Summary Compensation Table in the section entitled “Executive Compensation and Other Information;” (iii) each of our directors; and (iv) all of our current executive officers and directors as a group.

Except as otherwise noted below, the address of each person listed on the table is 2975 Stender Way, Santa Clara, CA 95054.

We have determined beneficial ownership in accordance with the rules of the SEC. Applicable percentage ownership in the table below is based on 15,352,591 shares of our common stock issued and outstanding as of July 16, 2008. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we include shares of common stock subject to options held by that person that are currently exercisable or will become exercisable as of July 16, 2008, while those shares are not included for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

BENEFICIAL OWNERSHIP

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Outstanding Shares	Number of Shares Underlying Options Exercisable on or Before July 16, 2008	Total Shares and Shares Underlying Exercisable Options	Percentage Beneficially Owned
5% Stockholders:
Individuals and entities affiliated with Seligman Spectrum Focus (Master) Fund (1)	1,996,866	—	1,996,866	13.0%
100 Park Avenue, New York, NY 10017
Dimensional Fund Advisors (2)	1,288,031	—	1,288,031	8.4%
1299 Ocean Avenue Santa Monica, CA 90401
Elex N.V. (3)	778,700	115,000	893,700	5.8%
Transportstraat 1 B 3980, Tessenderlo, Belgium
FMR LLC (4)	818,230	—	818,230	5.3%
82 Devonshire Street Boston, MA 02109
Executive Officers and Directors:
Gelu Voicu	392,000	797,460	1,189,460	7.7%
David Eichler	36,000	—	36,000	*
Scott Brown	66,833	141,666	208,499	1.4%
Sorin Georgescu	91,952	289,165	381,117	2.5%
George Smarandoiu	86,833	171,416	258,249	1.7%
Roland Duchâtelet (3)	778,700	115,000	893,700	5.8%
Garrett A. Garrettson	—	90,000	90,000	*
Henry C. Montgomery	56,100	150,000	206,100	1.3%
Glen G. Possley	32,407	100,000	132,407	*
All directors and executive officers as a group (10 persons)	1,611,826	2,124,288	3,736,114	24.3%

*	Less than 1% of shares beneficially owned.

(1)

Based on Schedule 13D/A filed with the SEC on January 28, 2008. J. & W. Seligman & Co. Incorporated, a Delaware corporation (“JWS”) and William C. Morris, controlling shareholder of JWS (“Morris”), do not directly own any shares of

Catalyst. The shares of Catalyst reported on the Schedule 13D/A are directly owned by Seligman Spectrum Focus (Master) Fund, a Cayman Islands corporation (“SSF”); however, SSF has engaged JWS as its investment adviser with discretionary authority to acquire, dispose and vote the shares held by SSF of Catalyst. JWS, as investment adviser to SSF, and Morris, as JWS’s controlling shareholder, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares held by SSF. The address of the principal business office of JWS, Morris and each director and executive officer of JWS is 100 Park Avenue, New York, NY 10017. The principal address of SSF is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

(2)

Based on Schedule 13G/A filed with the SEC on February 6, 2008. Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.), it its capacity as an investment advisor, may be deemed to beneficially own 1,288,031 shares of common stock. In its role as investment advisor, Dimensional possesses investment and/or voting power over 1,288,031 shares of common stock. The address of Dimensional is 1299 Ocean Avenue, Santa Monica, California 90401. Dimensional disclaims beneficial ownership with respect to such shares.

(3)

Includes 728,700 outstanding shares held by Elex N.V. plus 50,000 shares held directly by Dr. Duchâtelet. Dr. Duchâtelet is the chairman of Elex N.V. Dr. Duchâtelet disclaims beneficial ownership of the shares held by Elex N.V. except to the extent of his pecuniary interest in the shares. Includes options to purchase 115,000 shares of our common stock held by Dr. Duchâtelet in his role as a director of our company.

(4)

Based on a Schedule 13G/A filed with the SEC on June 10, 2008, by FMR LLC. Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR LLC, is the beneficial owner of 618,230 shares. Edward C. Johnson III and FMR LLC, through its control of Fidelity, each has sole power to dispose of the 618,230 shares owned by the Funds. Members of the family of Edward C. Johnson III, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson III, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 200,000 shares. Edward C. Johnson III and FMR LLC, through its control of PGALLC, each has sole power to dispose of the 200,000 shares and sole power to vote or to direct the voting of 200,000 shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of April 27, 2008 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 2003 Stock Incentive Plan, the Director SOP and the 1998 Special Equity Incentive Plan, each of which has been approved by our stockholders. We refer you to Note 3 to the consolidated financial statements under “Equity Incentive Programs” of the Original Filing for a full description of the plans. We do not have any compensation plans under which equity securities are authorized for issuance which have not been approved by our stockholders.

Equity Plan or Arrangement	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
1998 Special Equity Incentive Plan	290,000	$2.34	182,016
2003 Director Stock Option Plan	330,000	4.87	172,505
2003 Stock Incentive Plan (1)	5,073,442	3.54	54,843

Equity Incentive Plans Approved by Security Holders	5,693,442	3.55	409,364
Equity Incentive Plans Not Approved by Security Holders	—	—	—

(1)

The 2003 Stock Incentive Plan provides for annual increases in the number of shares available for issuance, on the first day of each fiscal year, of 1.0 million shares, 5% of the then outstanding shares or other amounts approved by the Board of Directors, whichever is less.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Elex and Dr. Duchâtelet held a combined 5.1% of our outstanding shares as of April 27, 2008.

Policies and Procedures with respect to Related Party Transactions

Our board of directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is our preference to avoid related party transactions.

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, review and approve all related party transactions for which such approval is required under applicable law, including the rules and regulations of the SEC and NASDAQ Global Market.

In addition, the Audit Committee is responsible for reviewing and investigating any matters pertaining to the integrity of management, including conflicts of interest and adherence to our code of business conduct and ethics. Under the code of business conduct and ethics, directors, officers and all other members of the workforce are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests.

All related party transactions shall be disclosed in our applicable filings with the SEC.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers (“PwC”) during fiscal 2008 and 2007:

	Fiscal Years Ended
	April 27, 2008	April 29, 2007
Audit fees	$902,831	$1,369,710
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total professional fees	$902,831	$1,369,710

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered by PwC for the audit of our consolidated financial statements and the review of our unaudited condensed consolidated interim financial statements.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit, review of our unaudited condensed consolidated interim financial statements or assistance with SEC matters and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of the aggregate fees for professional services rendered by PwC for tax compliance, tax advice and tax planning.

All Other Fees

All other fees consist of the aggregate fees for professional services rendered by PwC for other services.

Pre-Approval of Audit and Non-Audit Services

In accordance with the charter of our Audit Committee, the Audit Committee is required to review and approve in advance the annual budget for independent audit services and review and pre-approve all non-audit services rendered by our independent registered public accounting firm. All services described above were pre-approved by the audit committee prior to their commencement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

We refer you to the Financial Statements included in Part IV, Item 15 of the Original Filing.

(a)(2) Financial Statement Schedules

We refer you to the Financial Statements included in Part IV, Item 15 of the Original Filing.

(b) Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Clara and State of California, on August 14, 2008.

CATALYST SEMICONDUCTOR, INC.

By:	/s/ GELU VOICU
Gelu Voicu President, Chief Executive Officer and Director

By:	/s/ DAVID EICHLER
David Eichler Vice President of Finance and Administration and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

By:	/s/ GELU VOICU Gelu Voicu	President, Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2008

By:	/s/ DAVID EICHLER David Eichler	Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2008

By:	/s/ ROLAND M. DUCHATELET Roland M. Duchâtelet	Director	August 14, 2008

By:	/s/ GARRETT A. GARRETTSON Garrett A. Garrettson	Director	August 14, 2008

By:	/s/ HENRY C. MONTGOMERY Henry C. Montgomery	Chairman of the Board	August 14, 2008

By:	/s/ GLEN G. POSSLEY Glen G. Possley	Director	August 14, 2008