Form 10-Q
period 2008-07-27
CATALYST SEMICONDUCTOR INC
filed 2008-09-10
CIK 899636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

0-21488

(Commission File Number)

CATALYST SEMICONDUCTOR, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0083129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2975 Stender Way

Santa Clara, California, 95054

(Address of Registrant’s principal executive offices)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the registrant’s common stock as of September 5, 2008 was 15,496,612.

CATALYST SEMICONDUCTOR, INC.

Part I. Financial Information

Item 1.	Financial Statements

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	July 27, 2008	April 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,490	$17,171
Short-term investments	6,964	12,454
Accounts receivable, net	11,399	10,471
Inventories	15,289	13,174
Deferred tax assets	1,334	1,025
Other current assets	544	620

Total current assets	56,020	54,915
Property, plant and equipment, net	11,189	11,595
Deferred tax assets	4,742	5,051
Other assets	25	25

Total assets	$71,976	$71,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,066	$9,043
Accounts payable – related parties	195	250
Accrued expenses	2,003	2,680
Deferred gross profit on shipments to distributors	1,887	2,127

Total current liabilities	13,151	14,100
Other non-current liabilities	168	166

Total liabilities	13,319	14,266

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000 shares authorized; 23,704 shares issued and 15,381 shares outstanding at July 27, 2008 and 23,644 shares issued and 15,321 shares outstanding at April 27, 2008	24	24
Additional paid-in-capital	77,625	76,765
Treasury stock, 8,323 shares at July 27, 2008 and April 27, 2008	(35,652)	(35,652)
Retained earnings	16,663	16,174
Accumulated other comprehensive income (loss)	(3)	9

Total stockholders’ equity	58,657	57,320

Total liabilities and stockholders’ equity	$71,976	$71,586

See accompanying notes to unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	July 27, 2008	July 29, 2007
Net revenues	$18,621	$19,856
Cost of revenues (A)	11,466	12,674

Gross profit	7,155	7,182
Operating expenses:
Research and development (A)	2,158	2,103
Selling, general and administrative (A)	4,402	4,337

Income from operations	595	742
Interest income and other, net	117	429

Income before income taxes	712	1,171
Income tax provision	223	451

Net income	$489	$720

Net income per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Weighted average common shares outstanding:
Basic	15,355	16,334

Diluted	16,410	17,390

(A) Results for the three months ended July 27, 2008 and July 29, 2007 include stock-based compensation expense as follows (in thousands):
	Three Months Ended
	July 27, 2008	July 29, 2007
Cost of revenues	$14	$13
Research and development	$311	$120
Sales, general and administrative	$442	$318

See accompanying notes to unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	July 27, 2008	July 29, 2007
Cash flows from operating activities:
Net income	$489	$720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization on property, plant and equipment	477	514
Stock-based compensation	767	451
Benefit from sales of inventory previously written down	(163)	(96)
Provision for excess and obsolete inventory	186	279
Deferred tax provision	—	416
Changes in assets and liabilities:
Accounts receivable	(928)	(1,636)
Inventories	(2,138)	646
Other assets	76	(309)
Accounts payable (including related parties)	(32)	(100)
Accrued expenses	(677)	527
Deferred gross profit on shipments to distributors	(240)	(77)
Other non-current liabilities	2	157

Net cash provided by (used in) operating activities	(2,181)	1,492

Cash flows from investing activities:
Purchases of short-term investments	—	(2,174)
Proceeds from sales and maturities of short-term investments	5,478	6,731
Acquisitions of property, plant and equipment	(71)	(358)

Net cash provided by investing activities	5,407	4,199

Cash flows from financing activities:
Common stock issuances from exercises of options	93	204
Treasury stock repurchases	—	(98)

Net cash provided by financing activities	93	106

Net increase in cash and cash equivalents	3,319	5,797
Cash and cash equivalents at beginning of the period	17,171	16,626

Cash and cash equivalents at end of the period	$20,490	$22,423

See accompanying notes to unaudited condensed consolidated financial statements.

CATALYST SEMICONDUCTOR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Catalyst Semiconductor, Inc. (the “Company”) designs, develops and markets a broad line of reprogrammable non-volatile memory and analog/mixed-signal products. The Company was incorporated in October 1985 in California and reincorporated in Delaware in May 1993.

In the opinion of the management of the Company, the unaudited condensed consolidated interim financial statements included herein have been prepared on the same basis as the Company’s April 27, 2008 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 27, 2008. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated statements of operations for the periods presented are not necessarily indicative of results to be expected for any future period, nor for the entire year.

The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to April 30. In a 52 week year, each fiscal quarter consists of 13 weeks. Fiscal year 2008 was comprised of 52 weeks. Fiscal year 2009 will be comprised of 53 weeks and will end on May 3, 2009. The quarters ended July 27, 2008 and July 29, 2007 consisted of 13 weeks.

On July 16, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ON Semiconductor Corporation, a Delaware Corporation (“ON”), and Centaur Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of ON, pursuant to which ON has agreed to acquire the Company subject to the terms and conditions set forth in the Merger Agreement (the “Merger”) in an all-stock transaction with an equity value of approximately $115 million. Based on the July 16, 2008 closing stock price of ON, this represents a value to the Company’s stockholders of approximately $6.24 per share.

Subject to the terms and conditions of the Merger Agreement, each share of the Company’s common stock that is outstanding at the effective time of the Merger shall be converted into the right to receive 0.706 of a share of ON’s common stock. The Merger is intended to be a tax-free reorganization for federal income tax purposes, and it therefore is expected that no gain or loss will be recognized by the holders of Company common stock with respect to the shares of ON common stock they receive in exchange for their shares of Company common stock.

Although the Company’s board of directors is permitted to terminate the merger agreement in response to an unsolicited third party proposal to acquire Catalyst, which the Company’s board of directors determines to be more favorable than the merger with ON, if the Company’s board of directors determines that a failure to do so would result in a breach of its fiduciary duties, its doing so would entitle ON to collect a $3.27 million termination fee from the Company. In addition, ON is entitled to be paid the termination fee by the Company if (i) either ON or the Company terminates the merger agreement because the Company does not obtain the required stockholder vote, (ii) at the time of the merger termination, a third party has publicly announced an acquisition proposal for the Company that was not absolutely and unconditionally withdrawn and abandoned more than ten business days prior to the stockholders meeting, and (iii) within twelve months of the date of the merger termination, the Company consummates an acquisition transaction or enters into an acquisition agreement relating to an acquisition proposal.

The transaction is subject to the approval of the Company’s stockholders as well as customary closing conditions and regulatory approvals. The companies expect the transaction to close in the fourth calendar quarter of 2008.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP, and include the accounts of Catalyst Semiconductor, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates used in these consolidated financial statements include inventory valuation, stock-based compensation, reserves for stock rotation on sales to distributors, the original equipment manufacturers (“OEMs”) sales return reserve, reserve for warranty costs, allowance for doubtful accounts receivable and income taxes. Actual results could differ from those estimates.

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of 90 days or less are considered cash equivalents.

Short-term Investments

All of the Company’s short-term investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, being recorded net of related tax, as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

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

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. Inventory writedown or provisions once established are not reversed until the related inventory has been sold or physically scrapped. Purchases of inventory from three of the Company’s vendors represented 84.5% and 76.6% of total purchases of inventory for the three months ended July 27, 2008 and July 29, 2007, respectively.

Shipping and Handling Costs

The Company charges inbound freight shipments within the supply chain and associated handling costs to the “cost of revenues” on its condensed consolidated statements of operations. The Company charges outbound freight shipments and associated handling costs to “selling, general and administrative” on its condensed consolidated statements of operations. Such outbound freight costs aggregated to $185,000 and $225,000 for the three months ended July 27, 2008 and July 29, 2007, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Furniture, office equipment and engineering/test equipment are depreciated over five years with the exception of production mask sets which are depreciated over two years. Computer hardware is depreciated over three years. Computer software is depreciated over three or five years. Buildings are generally depreciated over 30 years. Amortization of leasehold improvements is computed on a straight-line basis and amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Company evaluates the carrying value of its property, plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may be impaired. There were no adjustments for impairment in the three months ended July 27, 2008 and July 29, 2007.

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

The Company has not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $1.3 million of undistributed earnings for certain non-U.S. subsidiaries as of July 27, 2008. The Company intends to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of the Company’s subsidiaries in Japan, Romania and Thailand. The calculation of the taxes that would be payable on these undistributed earnings is impracticable at present. The Company’s internal test operations in Thailand operate under a tax holiday granted to the Company based on its investment in property, plant and equipment in Thailand. The tax holiday expires in October 2014.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) effective April 30, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”

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

As of July 27, 2008, two customers accounted for 13.6% and 11.1% of gross accounts receivable. As of April 27, 2008, two customers accounted for 12.6% and 11.7% of gross accounts receivable.

For the three months ended July 27, 2008, the Yosun Group, a Taiwan-based distributor with offices throughout Asia, represented 12.3% of the Company’s net revenues. For the three months ended July 29, 2007, Hynix Semiconductor, Inc., an OEM, and Avnet, Inc., an international distributor, represented 11.4% and 10.6% of the Company’s net revenues, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) and related interpretations which requires the measurement and recognition of expense related to the fair value of stock-based compensation awards. Accordingly, stock-based compensation is measured at the grant date and re-measured upon modification, as appropriate, based on the fair value of the award using the Black-Scholes option pricing model (“Black-Scholes model”), and is recognized as expense over the requisite services period of the award. Performance-based awards that are expected to vest are expensed on a straight-line basis over the vesting period. The Black-Scholes model requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company’s stock. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

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

New Accounting Pronouncements

Adoption of Statement of Financial Accounting Standards No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. However, the effective date for financial assets and liabilities remains intact. Effective April 28, 2008, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s total financial assets as of July 27, 2008 were $25.0 million, which were comprised of cash equivalents of $18.0 million and short-term investments of $7.0 million. The Company’s cash equivalents, comprised of money market funds, as of July 27, 2008 were based on Level 1 inputs. Short-term investments, comprised of U.S. government agency notes, were based on Level 2 inputs. The Company did not have any financial liabilities as of July 27, 2008.

The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations. The Company is currently assessing the impact of the adoption of SFAS No. 157 as it relates to non-financial assets and non-financial liabilities and has not yet determined the impact that the adoption will have on its financial position and results of operations.

Other Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company’s adoption of the provisions of SFAS No. 159 effective April 28, 2008 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling or minority interest in a subsidiary is considered an ownership interest and, accordingly, requires all entities to report such interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated results of operations and financial condition.

Note 3—Stock-Based Compensation

The Company measures employee stock-based compensation cost using the provisions of SFAS No. 123(R). Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period using the straight-line attribution method.

The effect of recording stock-based compensation for the three months ended July 27, 2008 and July 29, 2007 was as follows (in thousands):

	Three Months Ended
	July 27, 2008	July 29, 2007
Stock-based compensation expense:
Employee stock options	$448	$391
Restricted stock	319	60
Tax effect of stock-based compensation	(168)	(100)

Net stock-based compensation expense	$599	$351

During the three months ended July 27, 2008, the Company granted approximately 112,000 stock options with an estimated total grant date fair value of $156,000 and a weighted average grant date fair value of $1.40 per share and during the three months ended July 29, 2007, the Company granted approximately 128,000 stock options with an estimated total grant date fair value of $147,000 and a weighted average grant date fair value of $1.15 per share.

During the three months ended July 27, 2008, the Company granted approximately 340,000 shares of restricted stock with an estimated total grant date fair value of $1.7 million and a weighted average grant date fair value of $5.11 per share and during the three months ended July 29, 2007, there were no grants of restricted stock.

As of July 27, 2008, the aggregate amount of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock options was $2.6 million, which the Company will recognize over an estimated weighted average amortization period of 2.3 years.

As of July 27, 2008, the aggregate amount of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock was $1.8 million, which the Company will recognize over an estimated weighted average amortization period of 1.9 years.

Stock-based compensation expense capitalized in inventory at July 27, 2008 and April 27, 2008 was immaterial.

Valuation Assumptions

During the three months ended July 27, 2008 and July 29, 2007, the Company utilized the Black-Scholes model for calculating the estimated fair value of stock-based compensation awards granted under stock option plans. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of each option was determined by analyzing historical exercise and post-vest forfeiture patterns. The risk-free interest rate was determined using the rates for United States Treasury notes for similar terms. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock.

Equity Incentive Programs

The Company’s 2003 Stock Incentive Plan (“SIP”), 2003 Director Stock Option Plan (“DSOP”) and 1998 Special Equity Incentive Plan (“SEIP”) that were outlined in the Company’s Form 10-K for the year ended April 27, 2008 did not change during the three months ended July 27, 2008.

A summary of stock option activity under the SIP, the DSOP and the SEIP is as follows (in thousands, except per share amounts):

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price	Restricted Stock Outstanding
Balances, April 27, 2008	409	5,567	$3.63	127
Additional shares authorized	750
Granted	(452)	112	4.35	340
Exercised	—	(35)	3.19
Restricted stock vested	—	—	—	(24)
Cancelled	31	(31)	3.67
Expired	12	(13)	6.09

Balances, July 27, 2008	750	5,600	$3.64	443

Options exercisable at July 27, 2008		3,561	$3.42

The aggregate intrinsic value of the options exercisable at July 27, 2008 was $9.9 million, based on the $6.17 closing stock price of the Company’s common stock on the NASDAQ Global Market at July 27, 2008, which would have been received by holders of vested in-the-money options had they exercised their options as of that date. As of July 27, 2008, the total number of in-the-money options outstanding was 5,432,000, of which 3,393,000 options were exercisable.

In August 2007, the Company issued to Sutter Securities a stock warrant to purchase 75,000 shares of common stock, in connection with Sutter Securities’ agreement to act as financial advisor to the Strategy Committee of the Company’s Board of Directors. The exercise price of $4.62 per share was based on the closing price of the Company’s common stock on the NASDAQ Global Market on the date of issuance. The warrant will vest and become exercisable only if a change of control (as such term is defined in the warrant agreement) occurs during a two year period which expires on July 31, 2009.

Common Stock Repurchase Programs

In September 2001 and subsequent periods, the Company’s board of directors authorized programs for the open market repurchase of up to 5.5 million shares of the Company’s common stock. In January 2008, the Company’s board of directors amended the current program and increased the aggregate number of authorized shares by 3.2 million. The purpose of the share repurchase programs is to reduce the long-term potential dilution in earnings per share that might result from issuances under the Company’s stock option plans and to take advantage of the relatively low price of the Company’s common stock. The Company accounts for treasury stock using the cost method.

The following table summarizes the activity under the common stock repurchase program for the stated periods:

	Three months ended
	July 27, 2008	July 29, 2007
Shares repurchased in open market	—	22,800
Total cost of shares	$—	$98,643
Average cost per share	$—	$4.33

Through July 27, 2008 (excluding repurchases of shares from Elex N.V.) the Company has repurchased 6,222,815 shares under the authorized repurchase programs at a total cost of $26,902,344 or an average cost of $4.32 per share. As of July 27, 2008, approximately 2,526,500 authorized shares remained available for repurchase.

Note 4—Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income per share is computed using the weighted number of common shares and potentially dilutive common shares outstanding during the period under the treasury stock method. Under the treasury stock method, the effect of stock options outstanding is not included in the computation of diluted net income per share for periods when their effect is anti-dilutive. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

A reconciliation of the basic and diluted per share computations was as follows (in thousands, except per share data):

	Three Months Ended
	July 27, 2008			July 29, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic	$489	15,355	$0.03	$720	16,334	$0.04
Effect of stock options and unvested restricted stock	—	1,055	—	—	1,056	—

Diluted	$489	16,410	$0.03	$720	17,390	$0.04

Options to purchase 2,305,919 shares of common stock with an exercise price and net proceeds in excess of $4.69 per share outstanding during the three months ended July 27, 2008 were not included in the computation of diluted income per share because they were anti-dilutive.

Options to purchase 2,398,937 shares of common stock with an exercise price and net proceeds in excess of $4.23 per share outstanding during the three months ended July 29, 2007 were not included in the computation of diluted income per share because they were anti-dilutive.

Note 5—Balance Sheet Components

	July 27, 2008	April 27, 2008
	(in thousands)
Accounts receivable:
Accounts receivable	$11,422	$10,539
Less: Allowance for doubtful accounts	(23)	(68)

	$11,399	$10,471

The Company’s bad debts written off to the allowance for doubtful accounts were not material in the three months ended July 27, 2008 and July 29, 2007, respectively.

	July 27, 2008	April 27, 2008
	(in thousands)
Inventories:
Work-in-process	$11,880	$9,493
Finished goods	3,409	3,681

	$15,289	$13,174

	July 27, 2008	April 27, 2008
	(in thousands)
Property, plant and equipment, net:
Land	$2,525	$2,525
Buildings and improvements	5,481	5,481
Engineering and test equipment	11,843	11,824
Computer software	1,861	1,836
Computer hardware	846	816
Leasehold improvements	97	100
Furniture and office equipment	824	824
Vehicles	144	144

	23,621	23,550
Less: accumulated depreciation and amortization	(12,432)	(11,955)

	$11,189	$11,595

Accrued expenses:
Accrued employee compensation	$1,090	$1,973
Accrued taxes	241	117
Other	672	590

	$2,003	$2,680

Note 6—Income Taxes

The provision for income taxes was $223,000, or 31.3% of income before taxes, for the three months ended July 27, 2008. The provision for income taxes was $451,000, or 38.5% of income before taxes, for the three months ended July 29, 2007. The lower effective income tax rate for the three months ended July 27, 2008 was due to higher non-taxable income associated with the Company’s internal test operations in Thailand, which operate under a tax holiday that expires in October 2014.

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

As of April 27, 2008, the Company had gross unrecognized tax benefits of approximately $977,000. Unrecognized tax benefits were $1.0 million as of July 27, 2008. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would generate tax benefits to be recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the final assessment, a future charge to expense would be recorded in the period in which the assessment is determined. Although timing of the resolution and/or closure on audits is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits within its income tax provision.

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

Note 7—Segment Reporting

The Company operates in one business segment, the semiconductor manufacturing segment. Sales transactions are denominated in U.S. dollars.

Net revenues by product group were as follows (in thousands):

	Three Months Ended
	July 27, 2008	July 29, 2007
EEPROM	$15,130	$16,418
Flash	747	780
Analog/mixed-signal	2,744	2,658

Total net revenues	$18,621	$19,856

Net revenues by geography were as follows (in thousands):

	Three Months Ended
	July 27, 2008	July 29, 2007
United States	$1,477	$1,622
Hong Kong/China	5,975	4,495
Japan	1,223	1,737
Europe	1,827	1,807
South Korea	1,280	3,662
Taiwan	3,660	2,789
Singapore	2,531	3,047
Other Far East	506	528
Other Americas	142	169

Total net revenues	$18,621	$19,856

For the three months ended July 27, 2008, the Yosun Group represented 12.3% of the Company’s net revenues. For the three months ended July 29, 2007, Hynix Semiconductor and Avnet represented 11.4% and 10.6% of the Company’s net revenues, respectively.

Property, plant and equipment, net, geographical breakdown was as follows (in thousands):

	July 27, 2008	April 27, 2008
United States	$7,349	$7,513
Thailand	1,407	1,454
Romania	2,087	2,128
Japan	280	367
Other	66	133

Total net property, plant and equipment	$11,189	$11,595

Note 8—Commitments and Contingencies

Purchase Commitments

Purchase commitments for open purchase orders at July 27, 2008 and April 27, 2008 for which goods and services had not been received were approximately $7.3 million and $9.4 million, respectively.

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

Product Warranties

The Company estimates its product warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Included in the Company’s sales returns reserves are estimated return exposures associated with product warranties. Estimated future costs for warranties applicable to revenues recognized in the current period are charged to the Company’s cost of revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual claim experience differs from estimates. Warranty cost was not material for the three months ended July 27, 2008 and July 29, 2007.

Note 9—Related Party Transactions

Elex N.V. and Xtrion N.V.

The Company purchases wafers fabricated by X-FAB, a majority-owned subsidiary of Xtrion, a Belgium holding company. X-FAB was formerly owned by Elex, a Belgium holding company. Elex’s ownership in X-FAB was transferred to Xtrion. Roland Duchâtelet, the chairman and chief executive officer of Elex, serves as a member of the Company’s board of directors and is a major shareholder in both Elex and Xtrion. The wafers provided by X-FAB include most of the Company’s analog/mixed-signal products and supplement some of the same EEPROM designs fabricated at various other foundries the Company utilizes. Other than purchase orders currently open with X-FAB, there is no purchasing agreement in place with X-FAB. In March 2008, the Company entered into a development contract with X-FAB for $220,000. A prepayment of $120,000 was made at signing, with the balance due upon delivery of the first silicon. The Company has recognized $32,000 in expenses towards this contract to date, of which $8,000 was incurred in the quarter ended July 27, 2008.

During the three months ended July 27, 2008 and July 29, 2007, the Company purchased $391,000 and $344,000 of wafers, respectively, from X-FAB. As of July 27, 2008 and April 27, 2008, the total amount due X-FAB was $195,000 and $250,000, respectively.

Elex held approximately 4.7% of the Company’s outstanding shares of common stock as of July 27, 2008.

Note 10—Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended
	July 27, 2008	July 29, 2007
Reported net income	$489	$720
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of related tax	(12)	3

Total comprehensive income	$477	$723

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in Part II. Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and similar discussions in our other filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the year ended April 27, 2008. These forward-looking statements include, but are not limited to: the statements relating to demand for and supply of our Company’s products; the statements relating to downward pricing trends and average selling prices; the statements relating to reduction of expenses related to our Thailand subsidiary; the statements relating to the increasing portion of our net revenues from analog/mixed-signal products; the statements relating to the sufficiency of our cash resources and cash flows to fund our operating and capital requirements and the risks associated with seeking additional financing, uncertainty around the pending merger with ON, and statements relating to our compliance with existing environmental regulations. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. In addition, historical information should not be considered an indicator of future performance. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur, except as required by law.

Pending Merger With ON Semiconductor Corporation

On July 16, 2008, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ON Semiconductor Corporation, a Delaware Corporation (“ON”), and Centaur Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of ON, pursuant to which ON has agreed to acquire us subject to the terms and conditions set forth in the Merger Agreement (the “Merger”) in an all-stock transaction with an equity value of approximately $115 million. Based on the July 16, 2008 closing stock price of ON, this represents a value to our stockholders of approximately $6.24 per share. The Merger Agreement was unanimously approved by the Board of Directors of both ON and Catalyst.

Subject to the terms and conditions of the Merger Agreement, each share of the Catalyst common stock that is outstanding at the effective time of the Merger shall be converted into the right to receive 0.706 of a share of ON’s common stock. The Merger is intended to be a tax-free reorganization for federal income tax purposes, and it therefore is expected that no gain or loss will be recognized by the holders of Catalyst common stock with respect to the shares of ON common stock they receive in exchange for their shares of Catalyst common stock. The transaction is subject to the approval of our stockholders as well as customary closing conditions and regulatory approvals. The companies expect the transaction to close in the fourth calendar quarter of 2008.

Overview

We design, develop and market a broad line of reprogrammable non-volatile memory products and analog/mixed-signal semiconductor products. Our products are used by manufacturers of electronic products in a wide range of consumer, computing, communications, industrial and automotive applications. We generally target high-volume markets for our cost-effective, high quality products.

The market for our non-volatile memory is highly competitive and market participants have relatively weak pricing power. Average selling prices (“ASPs”) of our non-volatile memory products have declined over time and prices are sensitive to conditions in our OEM customers’ target markets. In general, we expect the average selling price for a given memory product to decline over time, primarily due to market competition, product availability and manufacturing capacity. In response to that trend, we continue to work with our foundries and other vendors to increase the manufacturing efficiency of our products. Through periods of tight manufacturing capacity and cyclical downturns, we have demonstrated consistent long-term commitment to the memory products market.

We have leveraged our extensive experience in high-volume, reprogrammable memory products to develop complementary analog/mixed-signal products. We have strengthened and expanded the expertise of our research and development team by establishing our own development center in Bucharest, Romania. We continue to make substantial investments in research and development to grow our line of analog/mixed-signal products, while also advancing our non-volatile memory products. Our subsidiary in Thailand, incorporated in 2007, is expected to provide a majority of the inventory management and manufacturing test functions that were previously subcontracted to a third party, as well as reduce our manufacturing and tax expense and improve our control over the personnel and assets located in Thailand.

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

We market and sell our products directly through our sales force and sales representatives to OEMs and indirectly through distributors and resellers who sell to their end customers. Indirect sales represented 58.3% and 55.1% of net revenues in the three months ended July 27, 2008 and July 29, 2007, respectively. Our total customer base, including OEMs and end-customers of our distributors and resellers, is relatively diverse and consists of more than 3,200 end customers. We have approximately 46 distributors and resellers.

Distributors and resellers have accounted for a significant portion of our net revenues. For the three months ended July 27, 2008, the Yosun Group represented 12.3% of our net revenues. For the three months ended July 29, 2007, Avnet represented 10.6% of our net revenues.

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

Sales to customers outside the United States comprised approximately 92.1% and 91.8% of our net revenues for the three months ended July 27, 2008 and July 29, 2007, respectively. All sales of our products are denominated in U.S. dollars.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenues, expenses and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, accounts receivable and allowance for doubtful accounts, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and apply them on a consistent basis. We believe that such consistent application results in condensed consolidated financial statements and accompanying notes that fairly state our financial condition, operating results and cash flows for all periods presented.

However, any factual errors or errors in these estimates and judgments may have a material impact on our financial conditions, operating results and cash flows. There have been no significant changes to our critical accounting policies and estimates since April 27, 2008.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our accounts receivable at the end of each reporting period. We analyze the aging of accounts receivable and bad debt history, payment history, customer concentration, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We maintain an allowance for doubtful accounts, which is created by charges to selling, general and administrative expenses. Our accounts receivable balance was $11.4 million, net of allowance for doubtful accounts of $23,000 as of July 27, 2008.

Stock-Based Compensation

Effective May 1, 2006, we adopted the provisions of SFAS No. 123(R). We estimate the fair value of stock options using the Black-Scholes option pricing model (“Black-Scholes model”), consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, “Share-Based Payment.” Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. The expected term assumption used in calculating the estimated fair value of our stock-based compensation awards using the Black-Scholes model is based primarily on detailed historical data about employees’ exercise behavior and vesting schedules. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that have been granted and forfeited prior to vesting. Stock-based compensation is amortized on a straight-line basis and allocated to cost of revenues, research and development and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations based on the related employee’s function.

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

We make significant judgments in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our net deferred tax asset. Our net deferred tax assets, consisting primarily of net operating loss carryforwards, tax credit carryforwards and currently nondeductible reserves and accruals, were valued at $6.1 million as of July 27, 2008 and April 27, 2008. Our valuation allowance was zero as we have concluded that it is more likely than not that all of our deferred tax assets will be realizable, based on available objective evidence and our history of taxable income.

Results of Operations

The following table sets forth the results of our operations as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 27, 2008	July 29, 2007
Net revenues	100.0%	100.0%
Cost of revenues	61.6	63.8

Gross profit	38.4	36.2
Operating expenses:
Research and development	11.6	10.6
Selling, general and administrative	23.6	21.8

Income from operations	3.2	3.8
Interest income and other, net	0.6	2.2

Income before income taxes	3.8	6.0
Income tax provision	1.2	2.4

Net income	2.6%	3.6%

The following table sets forth net revenues (in thousands) and percentage of net revenues by product group:

	Three Months Ended
	July 27, 2008		July 29, 2007
EEPROM	$15,130	81.3%	$16,418	82.7%
Flash	747	4.0	780	3.9
Analog/mixed-signal	2,744	14.7	2,658	13.4

Net revenues	$18,621	100.0%	$19,856	100.0%

Comparison of the Three Months Ended July 27, 2008 and July 29, 2007

Net Revenues. Our net revenues decreased approximately $1.2 million, or 6.2%, to $18.6 million for the three months ended July 27, 2008 from $19.9 million for the three months ended July 29, 2007. Total unit volume increased by 9% for the three months ended July 27, 2008.

Net revenues for our EEPROM products decreased by approximately $1.3 million, or 7.8%, to $15.1 million and represented 81.3% of our total net revenues for the three months ended July 27, 2008. The decline was driven by the difference in EEPROM product mix sold during the period, as well as lower ASPs due to competitive market conditions. Unit volume increased by 7%.

Our analog/mixed-signal products, which have higher gross margins, increased by approximately $86,000 or 3.2% to $2.7 million, and represented 14.7% of our total net revenues for the three months ended July 27, 2008. The growth was mainly due to increased demand for our supervisor products. Unit volume increased by 27%.

Net revenues for our line of flash memory products, which are a legacy business with declining industry utilization, decreased by $33,000, or 4.2%, to $747,000 and represented 4.0% of our total net revenues for the three months ended July 27, 2008. Unit volume decreased by 8%.

Our customers’ and end-users’ overseas activities continue to be our major source of revenues. Sales to customers outside the United States represented approximately 92.1% of net revenues for the three months ended July 27, 2008 as compared to 91.8% of net revenues for the three months ended July 29, 2007.

Gross Profit. Gross profit decreased approximately $27,000, or 0.4%, to approximately $7.2 million for the three months ended July 27, 2008 from $7.2 million for the three months ended July 29, 2007. On a percentage basis, gross margin increased from 36.2% for the three months ended July 29, 2007 to 38.4% for the three months ended July 27, 2008.

The increase in gross profit percentage was mainly due to the reduction in our back-end manufacturing costs and lower inventory write downs of excess and old date code material compared to the same period in the prior year.

Research and Development. Research and development expense increased approximately $54,000, or 2.6%, to $2.2 million for the three months ended July 27, 2008 from $2.1 million for the three months ended July 29, 2007. As a percentage of net revenues, research and development expense was 11.6% and 10.6% for the three months ended July 27, 2008 and July 29, 2007, respectively. The increase for the three month period ended July 27, 2008 was primarily attributable to a higher stock-based compensation expense of $191,000, which was partially offset by a $160,000 reduction in bonus expense.

Selling, General and Administrative. Selling, general and administrative expense increased $65,000, or 1.5%, to $4.4 million for the three months ended July 27, 2008 from $4.3 million for the three months ended July 29, 2007. As a percentage of net revenues, selling, general and administrative expense was 23.6% and 21.8% for the three months ended July 27, 2008 and July 29, 2007, respectively. The increase was attributable to higher compensation costs of $206,000 for new employees in the sales and marketing organization. In addition, stock-based compensation expense was higher by $123,000. The increase in these expenses was offset by reductions of $188,000 in commissions for outside sales representatives and $48,000 in bonus expense.

Interest Income and Other, net. We earned interest and other income, net, of $117,000 for the three months ended July 27, 2008 as compared to interest and other income, net, of $429,000 for the three months ended July 29, 2007. The decrease primarily resulted from a lower rate of return of approximately 2.1% for the three months ended July 27, 2008 compared to approximately 5.0% for the three months ended July 29, 2007.

Income Tax Provision. The provision for income taxes was $223,000, or 31.3% of income before taxes, for the three months ended July 27, 2008. The provision for income taxes was $451,000, or 38.5% of income before taxes, for the three months ended July 29, 2007. The lower effective income tax rate for the three months ended July 27, 2008 was due to higher non-taxable income associated with our new internal test operations in Thailand, which operate under a tax holiday that expires in October 2014.

Liquidity and Capital Resources

At July 27, 2008, we had cash, cash equivalents and short-term investments of $27.4 million as compared to $29.6 million at April 27, 2008. We invest our excess cash in short-term financial instruments to generate interest income. These instruments are U.S. government and U.S. government agency debt securities, the majority of which have maturities that are less than one year. They are highly liquid and can be converted to cash at any time.

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

	Three months ended
	July 27, 2008	July 29, 2007
Net cash provided by (used in) operating activities	$(2,181)	$1,492
Net cash proceeds from sales and purchases of short-term investments	5,478	4,557
Acquisition of property, plant and equipment	(71)	(358)
Employee exercises of stock options	93	204
Treasury stock repurchases	$—	$(98)

Net Cash from Operating Activities

In the three months ended July 27, 2008, cash used by operating activities was $2.2 million, which is due to a $3.9 million change in working capital items mainly from increases in accounts receivable and inventory, as well as decreases in accrued liabilities and deferred gross profit on shipments to distributors. Net income contributed $489,000, adjusted for non-cash depreciation and amortization on property, equipment and leasehold improvements of $477,000 and stock-based compensation expense of $767,000.

In the three months ended July 29, 2007, we generated cash from operating activities of $1.5 million, which was primarily due to net income of $720,000, adjusted for non-cash items such as depreciation and amortization of $514,000, stock-based compensation of $451,000 and a net increase in inventory reserves of $183,000. Additionally, our net working capital during the period decreased by $949,000, primarily due to the increase in accounts receivable resulting from a higher level of net revenues.

Net Cash from Investing Activities

In the three months ended July 27, 2008, cash provided by investing activities was $5.4 million, which principally consisted of net proceeds from the sales and purchases of short-term investments of $5.5 million, offset by capital expenditures of $71,000 related to the purchase of computer equipment.

In the three months ended July 29, 2007, investing activities provided $4.2 million, primarily related to proceeds from the sales and maturities of our short-term investments of $6.7 million, which were offset in part by purchases of short-term investments of $2.2 million. We had capital expenditures of $358,000, related to the purchase of computer hardware, masks and engineering test equipment.

Net Cash from Financing Activities

In the three months ended July 27, 2008, cash provided by financing activities was $93,000, which consisted of proceeds from the sale of common stock through the exercise of stock options.

In the three months ended July 29, 2007, cash provided by financing activities was $106,000, consisting of $204,000 in proceeds from the sale of common stock through the exercise of stock options, offset in part by approximately $98,000 for repurchases of an aggregate of 22,800 shares of our common stock on the open market as part of our stock repurchase program.

Common Stock Repurchase Plan

For information with respect to activity under our common stock repurchase plan and the impact of these transactions on our consolidated financial statements, see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of July 27, 2008 and the effects these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Contractual cash obligations
Operating leases	$596	$232	$364	$—	$—
Wafer purchases	6,837	6,837	—	—	—
Other purchase commitments	503	503	—	—	—

Total contractual cash obligations	$7,936	$7,572	$364	$—	$—

Our long-term income tax payable has been excluded from the table above because the timing of any future cash outflows is uncertain. As discussed in Note 6—Income Taxes, we adopted the provisions of FIN 48 on April 30, 2007. At July 27, 2008, we had approximately $1.0 million of gross unrecognized tax benefits that may be subject to examination by applicable tax authorities. Although timing of the resolution and/or closure on audits is highly uncertain, we do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Off-Balance Sheet Arrangements

As of July 27, 2008, we did not have any off-balance sheet arrangements.

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

Effects of Transactions with Related Parties

For information with respect to related party transactions and the impact of these transactions on our consolidated financial statements, see Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

New Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Disclosure Controls and Procedures

Based on their evaluation as of July 27, 2008, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are subject to a number of risks. Some of these risks are endemic to the high-technology and semiconductor industry and are the same or similar to those disclosed in our previous SEC filings. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q. The risks and uncertainties set out below are not the only risks and uncertainties we face. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. The information included in this Quarterly Report on Form 10-Q is provided as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein.

Risks Related to the Pending Merger

Uncertainty about the pending merger with ON could harm our business, whether or not the merger is completed.

In response to the announcement of the pending merger with ON, existing or prospective customers may delay or defer their purchasing or other decisions, or they may seek to change their existing business relationships. In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with us, and we could lose key employees as a result. In addition to retention, these uncertainties may also impair our ability to recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from management and may detract from our ability to grow revenues and achieve our corporate objectives. The distraction could also adversely affect ongoing operations and business relationships. In addition, we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

Failure to complete the merger with ON could adversely affect our stock price and future business and financial results.

Completion of the merger is conditioned upon, among other things, the receipt of regulatory approvals and the approval of our stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger would prevent ON and Catalyst from realizing the anticipated benefits of the merger. We would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of our common stock.

The ability to complete the merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on ON or Catalyst or could cause either party to abandon the merger.

In deciding whether to grant antitrust and competition approvals, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdictions. The terms and conditions of the approvals that are granted, if accepted, may impose requirements, limitations, or costs or place restrictions on the conduct of ON’s business following the merger.

Neither ON nor Catalyst can provide any assurance that either company will obtain the necessary approvals or that any other conditions, terms, obligations, or restrictions sought to be imposed, and if accepted, would not have a material adverse effect on ON following the merger. In addition, we can provide no assurance that these conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the merger.

The merger agreement contains provisions that could discourage a potential alternative acquirer that might be willing to pay more to acquire us.

The merger agreement contains “no shop” provisions that restrict our ability to solicit or facilitate proposals regarding a merger or similar transaction with another party. Further, there are only limited exceptions to our agreement that our board of directors will not withdraw or adversely qualify its recommendation regarding the merger agreement. Although our board of directors is permitted to terminate the merger agreement in response to an unsolicited third party proposal to acquire Catalyst, which our board of directors determines to be more favorable than the merger with ON, if our board of directors determines that a failure to do so would result in a breach of its fiduciary duties, its doing so would entitle ON to collect a $3.27 million termination fee from us. In addition, ON is entitled to be paid the termination fee by Catalyst if (i) either ON or Catalyst terminates the merger agreement because we do not obtain the required stockholder vote, (ii) at the time of the merger termination, a third party has publicly announced an acquisition proposal for Catalyst that was not absolutely and unconditionally withdrawn and abandoned more than ten business days prior to the stockholders meeting, and (iii) within twelve months of the date of the merger termination, we consummate an acquisition transaction or enters into an acquisition agreement relating to an acquisition proposal.

These provisions could discourage a potential third party acquirer from considering or proposing an alternative acquisition, even if it was prepared to pay consideration with a higher value than that proposed to be paid in the merger, or might result in a potential third party acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Risks Related to our Business

The following risk factors assume that we remain a standalone company except unless otherwise noted.

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

•	changes in our product mix including product category, density, package type, lead content or voltage;

•	inadequate visibility of future demand for our products;

•	timing of new product introductions and orders for our products;

•	increases in expenses associated with new product introductions and promotions, process changes and/or expansion of our sales channels;

•	timing of audit fees and increases in expenses to comply with new accounting regulations;

•	increases in wafer prices due to increased market demand and other factors;

•	increases in prices charged by our suppliers due to increased costs, decreased competition and other factors;

•	fluctuations in manufacturing yields;

•	gains or losses of significant OEM customers or indirect channel sellers, such as distributors or resellers;

•	increases in costs associated with evaluating strategic alternatives or merger or acquisitions;

•	changes in our accounting principles as a consequence of our adoption of SFAS No. 123(R) and FIN 48; and

•	general economic conditions.

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

Analog/mixed-signal products accounted for 14.7% and 13.4% of net revenues for the three months ended July 27, 2008 and July 29, 2007, respectively. We believe that the growth in our analog/mixed-signal product revenues has been limited due to the extended product design cycles and production lead times and a sales force that is still gaining experience selling these products. We continue to invest in and devote research and development and marketing resources to analog/mixed-signal products with the expectation that our analog/mixed-signal products will be accepted by many of our current customers and additional new customers. Competition is intense and our ability to compete is impacted by our relatively limited range of products while our more established competitors are offering a much broader array of analog/mixed-signal products. Many customers favor a vendor that offers a broad range of products. If we are unable to realize more revenues from these products, our net revenues may not grow. In addition, if we devote a disproportionate amount of our research and development resources to analog/mixed-signal products, our development of new non-volatile memory products may suffer and operating results may be harmed.

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

It is our policy to fully write down all inventories that we do not expect to sell in a reasonable period of time. During recent fiscal years, as a result of reductions in estimated demand for our various products, we have taken charges for write down of inventories for certain products, primarily our EEPROM products. For example, we recorded inventory write down charges of $186,000 and $279,000 for the three months ended July 27, 2008 and July 29, 2007, respectively, which were partially offset by benefits of $163,000, and $96,000, respectively, relating to products that were written off in prior periods and sold during these periods. We may suffer reductions in values of our inventories in the future and we may be unable to liquidate our inventory at acceptable prices. To the extent we have excess inventories of particular products, our operating results could be adversely affected by charges to cost of revenues that we would be required to recognize due to significant reductions in demand for our products or rapid declines in the market value of inventory, resulting in inventory write downs or other related factors.

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

We market and distribute our products primarily through independent distributors and resellers, which typically offer competing products. These distribution channels have been characterized by rapid change, including consolidations and financial difficulties. During the three months ended July 27, 2008 and July 29, 2007, distributors and resellers accounted for approximately 58.3% and 55.1% of our net revenues, respectively. For the three months ended July 27, 2008, the Yosun Group represented 12.3% of our net revenues. For the three months ended July 29, 2007, Avnet represented 10.6% of our net revenues.

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

For the three months ended July 27, 2008 and July 29, 2007, sales outside the United States accounted for approximately 92.1% and 91.8% of our net revenues, respectively. We expect that sales outside of the United States will continue to represent a significant portion of our net revenues in the future. However, our international operations may be adversely affected by the following factors:

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

Our business is also subject to other risks because of our engineering design center in Romania, our operations in Thailand, and our relationships with foreign manufacturing, assembly and test subcontractors in Thailand and the Philippines. These risks include, but are not limited to, foreign government regulations and political and financial unrest which may cause disruptions or delays in shipments to our customers or access to our inventories. Catalyst Semiconductor Thailand Company Limited near Bangkok, Thailand, a subsidiary formed in 2007, supports our on-going cost management efforts and is expected to provide approximately 50% of our final test operations.

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

A portion of our net revenues have been and continue to be derived from sales of low density flash memory products. Flash memory products represented 4.0% and 3.9% of our net revenues for the three months ended July 27, 2008 and July 29, 2007, respectively. In general, the market for flash memory products has been characterized by competing technologies, migration of demand to larger memory sizes and intense overall competition. Other flash memory vendors continue to design, develop and sell flash memory devices with larger memory in reaction to changes in market demand. This transition to larger flash memory sizes is resulting in a limited and shrinking market for the low density flash memory products that we currently offer. We have decided not to develop any of the higher density flash memory devices due to the extreme competition in the medium and high density flash memory market and the considerable costs of development associated with it. Due to these and other factors, we may experience declining net revenues from our low-density flash memory products, which could harm our operating results.

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

We rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. As of July 27, 2008, we had 28 patents granted, 17 applications pending in the United States and 18 patent applications pending in other countries. Subsequent to July 27, 2008, one of our patents expired. The expiration dates of our patents range from October 2010 to December 2026. We intend to seek further United States and international patents on our technology. However, we cannot be certain that patents will be issued from any of our pending applications, that patents will be issued in all countries where our products can be sold or that any issued patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The laws of some countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, increasing the possibility of piracy of our technology and products. Although we intend to vigorously defend our intellectual property rights, we may not be able to prevent misappropriation of our technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

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

On July 16, 2008, our board of directors amended the stockholder rights plan to provide that the proposed merger with ON and the transactions contemplated by the merger agreement with ON will not cause the “rights” to separate or otherwise become exercisable, and to provide that these “rights” and the stockholder rights plan will terminate upon completion of the merger.

We may be the subject of securities class action litigation due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. We maintain directors and officers insurance to mitigate the impact of potential claims. However, if any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, by and among ON Semiconductor Corporation (“Parent”), a Delaware corporation; Centaur Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent; and Catalyst Semiconductor, Inc., a Delaware corporation.

4.1(1)	Amendment No. 1 to Rights Agreement dated July 16, 2008, between Catalyst Semiconductor, Inc. and Computershare Trust Company, N.A.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8 K filed with the SEC on July 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2008	By:	/s/ GELU VOICU
Gelu Voicu
President, Chief Executive Officer and Director

Date: September 10, 2008	By:	/s/ DAVID EICHLER
David Eichler
Vice President of Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, by and among ON Semiconductor Corporation (“Parent”), a Delaware corporation; Centaur Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent; and Catalyst Semiconductor, Inc., a Delaware corporation.

4.1(1)	Amendment No. 1 to Rights Agreement dated July 16, 2008, between Catalyst Semiconductor, Inc. and Computershare Trust Company, N.A.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8 K filed with the SEC on July 17, 2008.